Form 10KSB
period 1995-07-31
ALFACELL CORP
filed 1995-10-11
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-KSB

      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
     JULY 31, 1995                                      0-11088
For the fiscal year ended                    Commission file number

                         ALFACELL CORPORATION
            (Name of small business issuer in its charter)

           DELAWARE                                     22-2369085
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

        225 BELLEVILLE AVENUE, BLOOMFIELD, NEW JERSEY     07003
          (Address of principal executive offices)(Zip Code)

Issuer's telephone number:                        (201) 748-8082

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                       COMMON STOCK, $.001 PAR VALUE
                           (TITLE OF CLASS)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X      No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Issuer's revenues for the fiscal year ended July 31, 1995, were $20,992.

      The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the bid and asked prices as reported by the National Quotation Bureau on September 22, 1995 was $41,023,208. As of September 22, 1995 there were 11,472,793 shares of Common Stock, par value $.001 per share, outstanding.

      The Index to Exhibits appears on page 10.

                DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 6, 1995, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:  YES          No   X



                             Table of Contents

PART I                                                                PAGE

      Item  1.   Business                                              1

      Item  2.   Properties                                            5

      Item  3.   Legal Proceedings                                     5

      Item  4.   Submission of Matters to a Vote of Security
                  Holders                                              5

PART II

      Item  5.   Market for Common Equity and Related Stockholder
                  Matters                                              6

      Item  6.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7

      Item  7.   Financial Statements                                  9

      Item  8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               9

PART III

      Item  9.   Directors and Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                    10

      Item 10.   Executive Compensation                                10

      Item 11.   Security Ownership of Certain Beneficial Owners
                  and Management                                       10

      Item 12.   Certain Relationships and Related Transactions        10

      Item 13.   Exhibits and Reports on Form 8-K                      10





The following trademark appears in this Annual Report: ONCONASE is a registered trademark of Alfacell Corporation.

                                  Part I

Item 1.BUSINESS

OVERVIEW

Alfacell Corporation ("Alfacell" or the "Company") is a biopharmaceutical company organized in 1981 to engage in the discovery, investigation and development of a new class of anti-cancer drugs isolated from leopard frog eggs and early embryos. The Company's first product under development is ONCONASE which targets solid tumors, most of which are known to be resistant to other chemotherapeutic drugs. To date, the most significant clinical results with ONCONASE have been observed in pancreatic, non-small cell lung, mesothelioma and metastatic breast cancer. In 1995, the American Cancer Society estimates that 377,000 people in the United States will be diagnosed with lung, breast and pancreatic cancer and approximately 231,000 will die.

ONCONASE has been used to treat over 245 cancer patients on a weekly basis, including 115 patients with advanced stages of pancreatic, non-small cell lung, mesothelioma and metastatic breast cancer. Encouraging results have been observed in Phase I and II clinical trials. Side effects associated with
ONCONASE have been modest, are primarily renal and are reversible upon reduction of dose or discontinuation of treatment. Patients treated with ONCONASE have shown no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Alfacell expects to begin a randomized multi-center Phase III clinical trial testing ONCONASE in advanced pancreatic cancer patients in the second half of 1995.

The Company believes that ONCONASE may also be used as an anti-viral agent. The National Institutes of Health ("NIH") has performed an independent IN VITRO screen of ONCONASE against the HIV virus type 1 ("HIV virus"). The results showed ONCONASE to inhibit replication of the HIV virus 99.9% after a four day incubation period at concentrations not toxic to uninfected H9 leukemic cells. The Company has expanded its collaborative studies for cancer and anti-HIV activity with the NIH. There can be no assurance that ONCONASE will show any level of anti-HIV activity in humans.

Beyond the development of ONCONASE, Alfacell has also discovered a series of biologically active proteins from the same natural source from which ONCONASE was discovered. These proteins appear to be involved in the regulation of early embryonic and malignant cell growth. However, significant additional research will be required in order to develop these proteins into therapeutics. There can be no assurance that the development of these proteins will be accomplished.

ONCONASE

Originally, the Company developed an unpurified biological extract from early stage leopard frog embryos and eggs. This extract was found to possess a unique bioactive profile and to be of a unique nature. In 1987, the Company isolated a specific protein, P-30 Protein, (herein referred to by its registered tradename ONCONASE). Based upon the complete amino acid sequence analysis (comparison of the amino acid sequence of ONCONASE with that of over 10,000 protein sequences registered with the National Biomedical Research Foundation Protein Identification Resource, Georgetown University, Washington,
DC), it has been established that ONCONASE has a novel structure. It has also been determined that, thus far, ONCONASE is the smallest member belonging to the superfamily of pancreatic ribonucleases.

POSTULATED MECHANISM OF ACTION

Although all of the mechanisms of ONCONASE's anti-tumor activity have not been fully delineated, the following processes have been identified experimentally:

Binding of ONCONASE to cell surface receptors followed by:

      <circle>Cellular internalization;

      <circle>Ribonucleolytic degradation of RNAs;

      <circle>Inhibition of protein synthesis;

      <circle>Inhibition of the cell growth; and

      <circle>Cell death

Pre-clinical and clinical data to date has shown that ONCONASE has the capacity to enter chemotherapy resistant cells, overcome multiple drug resistance ("MDR") and other mechanisms of drug resistance, and is synergistic with many other chemotherapies against numerous tumor cell lines.

CLINICAL TRIALS

Alfacell has tested ONCONASE in over 245 patients in its Phase I and II clinical trials. ONCONASE as a single agent was tested in 194 patients with a variety of solid tumors and 51 advanced pancreatic cancer patients were treated with ONCONASE in combination with tamoxifen. Alfacell expects to begin a randomized multi-center Phase III clinical trial testing the combination of ONCONASE and tamoxifen in advanced pancreatic cancer patients in the second half of 1995. IN VITRO results showed ONCONASE to be synergistic with tamoxifen in inhibiting pancreatic carcinoma tumor cell growth.

Reported toxicities in Phase I and II clinical trials, after treating more than 245 patients, were primarily renal, dose-related and reversible. There has been no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Results from Phase II clinical trials indicate that expanded clinical trials should be performed in other solid tumors such as non-small cell lung, mesothelioma, and metastatic breast cancers.

RESEARCH AND DEVELOPMENT

Research and development expenses for the fiscal years ended July 31, 1995, 1994 and 1993 were $1,205,523, $1,114,455, and $1,091,762, respectively.
During fiscal 1995, the Company's focus was in clinical and regulatory affairs which included the preparation of chemistry, manufacturing and clinical submissions to the Food and Drug Administration (the "FDA") in preparation for Phase III clinical trials. In January 1995, the FDA agreed to the Company's Phase III protocol design for advanced pancreatic cancer.

The Company has a Cooperative Research and Development Agreement ("CRADA") with the NIH. Areas of research include studies of anti-HIV activity; the study of the mechanism of action of ONCONASE at the cellular and subcellular levels; tests of the anti-tumor activities of ONCONASE conjugates; ONCONASE gene therapy; investigation of anti-tumor activity of ONCONASE against primary brain tumors; and pharmacological studies of ONCONASE.
The Company also has a CRADA with the National Cancer Institute's ("NCI") Biological Response Modifier and Developmental Therapeutics Programs. Areas of research include characterization of the inhibition of tumor cell growth by ONCONASE in animal models and IN VITRO and IN VIVO studies of chemical conjugates of ONCONASE with anti-tumor antibodies.

Management of the Company believes it has discovered a family of proteins from the same source as ONCONASE which plays a role in cell maturation and cell proliferation and may play a role in developing other treatments for cancer. At present, the Company is defining a number of active proteins from the natural source material, in addition to ONCONASE, which may exhibit cytotoxic, cytostatic, and other pharmacological effects.

RAW MATERIALS AND MANUFACTURING

The major active ingredient in the original extract derived from early stage leopard frog embryos and eggs is the protein, ONCONASE. Although Alfacell currently acquires its natural source material from a single supplier, management believes that it is abundantly available from other sources. In addition, the Company is conducting research concerning the alternative of manufacturing ONCONASE through recombinant technology. However, there can be no assurance that alternative manufacturing methods will be viable.

The Company has signed a letter of intent with Scientific Protein Laboratories ("SPL"), a subsidiary of American Home Products Corp., which will perform the intermediary manufacturing process which entails purifying ONCONASE. Subsequently, the intermediate product is sent to a contract filler for the final manufacturing step and vial filling. Both of these facilities follow current Good Manufacturing Practices which is a requirement for product manufactured for use in Phase III clinical trials and for commercial sale.

GOVERNMENT REGULATION

The manufacture and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic generally takes many years and involves substantial expenditures. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

As an initial step in the FDA regulatory approval process, pre-clinical studies are conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the Investigational New Drug Application ("IND"), which is filed to obtain approval to begin human clinical testing. The human clinical testing program may involve up to three phases. Data from human trials in support of the marketing approval are submitted to the FDA in a New Drug Application ("NDA") or Product License Application ("PLA"). Preparing an NDA or PLA involves considerable data collection, verification and analysis.

The Company has not received FDA marketing approval for any products. Difficulties or unanticipated costs may be encountered by the Company in its effort to secure necessary governmental approvals, which could delay or preclude the Company from marketing its products. There can be no assurance that any of the Company's products will be approved by the FDA.

With respect to patented products, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit them. See --"Patents."

PATENTS

The Company presently owns two (2) U.S. Patents: No. 4,882,421 issued November 21, 1989 and No. 4,888,172 issued December 19, 1989. The Company has decided that U.S. Patent No. 4,882,421 does not benefit the Company and accordingly intends to disclaim the presently-undisclaimed claims therein. The Company also owns five other patent applications that are pending in the United States Patent and Trademark Office ("USPTO").

The Company presently owns two (2) European Patents: No. 0 440 633 filed March 31, 1989 and No. 0 500 589 filed October 26, 1990. Both European patents have been validated in selected European nations. For each of these European patents, the Company has filed a counterpart application in Japan; both Japanese patent applications are presently pending.

The Company owns a European patent application covering certain combination therapies that use ONCONASE in addition to other approved pharmaceuticals. The Company has requested examination of this European patent application. A Japanese counterpart to this European patent application has been filed and is presently pending.

The Company owns an interest in an application which is pending in the USPTO and that relates to a Subject Invention (as that term is defined in a CRADA to which the Company and the National Institutes of Health/Alcohol, Drug Abuse and Mental Health Administration are parties).

The Company pursues a policy of filing patent applications in the United States and in selected foreign countries for certain of its proprietary technology. The scope of protection afforded by patents to biotechnological inventions is uncertain and the Company is subject to this uncertainty. There can be no assurance that any of the Company's patent applications will be approved, that any issued patents will provide the Company with competitive advantages or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's products or, if patents are issued to the Company, will not design around the Company's existing patent rights or patents that may issue in the future, if any.

The Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not independently develop such know-how or otherwise obtain access to Alfacell's technology. While the Company's employees and consultants with access to proprietary information are generally required to enter into confidentiality agreements, there can be no assurance that these agreements will be honored or can be enforced.

Pursuant to the Term Loan Agreement (as hereinafter defined), the Company's bank acquired a security interest in the Company's patent portfolio. The bank has agreed, however, to subordinate its interest to licensees of the Company if certain conditions are met.

COMPETITION

There are several companies, universities, research teams and scientists, both private and government-sponsored, which engage in research similar to that performed by the Company. Many of such entities and associations have far greater financial resources, larger research staffs and more extensive physical facilities than the Company. Such entities and associations may succeed in their research and development of products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. The Company is not aware, however, of any product currently being marketed which is similar to the Company's proposed anti-tumor agent, ONCONASE. A search by the Company of scientific literature reveals no published information which would indicate that others are currently employing its methods or producing such an anti-tumor agent. There are several chemotherapeutic agents currently used to treat the forms of cancer which ONCONASE is being used to treat. There can be no assurance that ONCONASE will prove to be as safe and as effective as currently used drugs or that new treatments will not be developed which are more effective than ONCONASE.

EMPLOYEES

As of September 22, 1995, Alfacell employed nine persons, of whom five were engaged in research and development activities and four were engaged in administration and management. The Company has three employees who hold Ph.D. or M.D. degrees. All of the Company's employees are covered by confidentiality agreements. Alfacell considers relations with its employees to be very good. None of the Company's employees are covered by a collective bargaining agreement.

ENVIRONMENTAL MATTERS

The Company's operations are subject to comprehensive regulation with respect to environmental, safety and similar matters by the United States Environmental Protection Agency ("EPA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. The Company spends time, effort and funds in operating its facilities to ensure compliance with environmental and other regulatory requirements. Such efforts and expenditures are common throughout the biotechnology industry and generally should have no material adverse effect on the Company. The principal regulatory requirements and matters known to the Company requiring or potentially requiring capital expenditures by the Company do not appear likely, individually or in the aggregate, to have a material adverse effect on the Company's financial condition. The Company believes that it is in compliance with all current laws and regulations.

Item 2.PROPERTIES.

The Company owns no real property. The Company subleases a total of approximately 12,600 square feet in an industrial and office building located in Bloomfield, New Jersey. The Company subleases its facility under a five year operating sublease which was due to expire October 31, 1993, but was extended to November 11, 1996 at a reduced annual rental obligation commencing April 1, 1993 of $66,000. In addition to the basic rent, the Company pays its pro rata share of increases in municipal real estate taxes and utilities over the base year 1988. The Company believes that the facility is sufficient for its current needs.

Item 3.LEGAL PROCEEDINGS.

None.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                  Part II

Item 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded under the symbol "ACEL". At the present time the Company's Common Stock is not quoted on NASDAQ and is not consistently quoted on the Bulletin Board. On September 22, 1995, the high bid and low asked quotations for the Company's Common Stock were $4-5/16 and $4-3/8, respectively. As of September 22, 1995, there were approximately 1544 stockholders of record of the Company's Common Stock.

The following table sets forth the range of high and low closing bid quotations obtained from the National Quotations Bureau for the Common Stock for the two fiscal years ended July 31, 1994 and 1995. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                                 HIGH            LOW
Year Ended July 31, 1994:
      First Quarter                         5-3/4          2-1/4
      Second Quarter                        3-11/16        1-1/2
      Third Quarter                         3-1/4          1-1/2
      Fourth Quarter                        5              1-1/2
Year Ended July 31, 1995:
      First Quarter                         3-1/8          1-5/8
      Second Quarter                        4              1
      Third Quarter                         4              1-1/2
      Fourth Quarter                        2-3/4          1-3/8


The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize will be retained to finance the growth of the Company. Pursuant to the term loan agreement dated May 31, 1993 entered into between the Company and its bank in connection with the restructuring of the Company's bank loan, for so long as any portion of the note representing the indebtedness under the loan agreement remains unpaid, the Company may not declare or pay any dividends or set apart any sum for the payment of dividends without the prior written consent of the bank.

Item 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JULY 31, 1995, 1994 AND 1993

REVENUES

The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in fiscal 1995, 1994 and 1993.

RESEARCH AND DEVELOPMENT

Research and development expense for fiscal 1995 was $1,206,000 compared to $1,114,000 for fiscal 1994, an increase of $92,000 or 8%. This increase was primarily due to an increase in consulting fees for the preparation of chemistry, manufacturing and clinical submissions to the FDA in preparation for Phase III clinical trials and a write-off of previously capitalized patent costs, which were partially offset by a decrease in non-cash compensation expense attributable to the amortization of expense related to stock awards made in prior years to the Company's President and Chief Executive Officer and Executive Vice President and Medical Director.

Research and development expense for fiscal 1994 was $1,114,000 compared to $1,092,000 in fiscal 1993, an increase of $22,000 or 2%. The increase in fiscal 1994 can be attributed to an increase in expenses for collection and analysis of the ONCONASE Phase I and II clinical trial data which was partially offset by a decrease in fiscal 1994 as compared to fiscal 1993 in non-cash compensation expense attributable to the amortization of expenses related to stock awards made in prior years to the Company's President and Chief Executive Officer and Executive Vice President and Medical Director.

GENERAL AND ADMINISTRATIVE

General and administrative expense for fiscal 1995 was $664,000 compared to $903,000 for fiscal 1994, a decrease of $239,000 or 26%. This decrease was primarily due to a decrease in legal and accounting fees and a decrease in non-cash compensation expense attributable to the amortization of expenses related to stock awards made in prior years to the Company's President and Chief Executive Officer.

General and administrative expense remained constant at approximately $904,000 for fiscal 1994 and fiscal 1993. An increase in legal fees was offset by a decrease in fiscal 1994 as compared to fiscal 1993 in non-cash compensation expense attributable to the amortization of expenses related to stock awards made in prior years to the Company's President and Chief Executive Officer.

INTEREST

Interest expense for fiscal 1995 was $144,000 compared to $223,000 in fiscal 1994, a decrease of $79,000 or 35%. The decrease in fiscal 1995 was primarily due to the conversion of convertible subordinated debentures to common stock which took place in fiscal 1994.

Interest expense for fiscal 1994 was $223,000 compared to $362,000 in fiscal 1993, a decrease of $139,000 or 38%. The decrease in fiscal 1994 was primarily due to the conversion of convertible subordinated debentures to common stock which took place in fiscal 1994.

NET LOSS

The Company has incurred net losses during each year since its inception. The net loss for fiscal 1995 was $1,993,000 as compared to $2,234,000 in fiscal 1994 and $2,357,000 in fiscal 1993. The cumulative loss from the date of inception, August 24, 1981, to July 31, 1995 amounted to $37,449,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

LIQUIDITY AND CAPITAL RESOURCES

Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During fiscal 1995, the Company had a net increase in cash of $445,000. This increase resulted from net cash provided by financing activities of $2,678,000, which resulted primarily from private placements of common stock and common stock warrants during fiscal 1995, and proceeds from stock options exercised during fiscal 1995, offset by net cash used in operating activities of $1,702,000 and net cash used in investing activities of $531,000, principally due to the purchase of marketable securities.

The Company's term loan agreement with its bank (the "Term Loan Agreement") requires payment of the entire unpaid balance of the loan (the "Term Loan") on May 31, 1996. It is estimated that the outstanding balance on that date will be $1,456,000. The Company intends to refinance the loan or raise sufficient equity to pay off the unpaid balance. The Company is currently in discussions with the bank to refinance such loan. However, there can be no assurance that the Company will be able to successfully conclude a refinancing or raise sufficient equity to pay off the unpaid balance.

The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. In addition, the Company expects that its cash needs in the future will increase due to the commencement of Phase III clinical trials. Taking into account the net proceeds received in the private placement completed in September 1995, the Company believes that its current resources will be sufficient to meet its anticipated cash needs through August 1996 (assuming the bank debt is refinanced on or before May 1996). To date, a significant portion of the Company's financing has been provided by its President and Chief Executive Officer and through private placements of common stock, the issuance of common stock for services rendered and debt financing. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

Pursuant to the terms of the Company's Term Loan Agreement with its bank, without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank except for certain advances of $118,350 which may be repaid in certain situations, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, and (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $400,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's President and CEO has pledged the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan. The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit the sale of such stock whereupon the proceeds will be used to make payments under the Term Loan. The Term Loan Agreement prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of the pledged stock to the aggregate outstanding debt of the Company and its President and Chief Executive Officer to the bank, below 1:1.

The Company's working capital and capital requirements may depend upon numerous factors including the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.

Item 7.FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                 Part III

The information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10
- Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management; and Item 12 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 6, 1995.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-B).

      Exhibit                                   ITEM TITLE                                 Exhibit No. or
        NO.                                                                               Incorporation BY
                                                                                              REFERENCE
              3.1   Certificate of Incorporation                                                  *
              3.2   By-Laws                                                                       *
              3.3   Amendment to Certificate of Incorporation                                     #
              4.1   Form of Convertible Debenture                                                **
             10.1   Employment Agreement dated as of July 1, 1994 with Kuslima Shogen            ++
             10.2   Lease, as amended - 225 Belleville Avenue, Bloomfield, New Jersey            **
             10.3   Amendment to Lease - 225 Belleville Avenue, Bloomfield, New Jersey            #
             10.4   Term Loan Agreement dated as of May 31, 1993 by and between the              **
                    Company and First Fidelity Bank, N.A., New Jersey
             10.5   Term Note dated as of May 31, 1993 issued by the Company to First            **
                    Fidelity Bank, N.A., New Jersey
             10.6   Patent Security Agreement dated as of May 31, 1993 by and between            **
                    the   Company and First Fidelity Bank, N.A., New Jersey
             10.7   Security Agreement dated as of May 31, 1993 by and between the               **
                    Company and First Fidelity Bank, N.A., New Jersey
             10.8   Subordination Agreement dated as of May 31, 1993 by and among the            **
                    Company, Kuslima Shogen, and First Fidelity Bank, N.A., New Jersey
             10.9   Amendment to Subordination Agreement dated as of May 31, 1993 by              #
                    and among the Company, Kuslima Shogen, and First Fidelity Bank,
                    N.A., New Jersey dated June 30, 1995
             10.10  Form of Stock Purchase Agreement and Certificate used in                     ***
                    connection with private placements
             10.11  Form of Stock and Warrant Purchase Agreement and Warrant Agreement           ***
                    used in Private Placement completed on March 21, 1994
             10.12  The Company's 1993 Stock Option Plan and Form of Option Agreement           *****
             10.13  Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen          ****
             10.14  Accrued Salary Conversion Agreement dated March 30, 1994 with               ****
                    Kuslima  Shogen
             10.15  Accrued Salary Conversion Agreement dated March 30, 1994 with               ****
                    Stanislaw Mikulski
             10.16  Debt Conversion Agreement dated March 30, 1994 with John Schierloh          ****
             10.17  Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
             10.18  Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
             10.19  Amendment No. 1 dated June 20, 1994 to Option Agreement dated               ****
                    March 30, 1994 with Kuslima Shogen
             10.20  Amendment No. 1 dated June 17, 1994 to Term Loan Agreement dated            ****
                    May 31, 1993 between Kuslima Shogen and First Fidelity Bank, N.A.,
                    New  Jersey
             10.21  Second Pledge Agreement dated June 17, 1994 by and among the                ****
                    Company,  Kuslima Shogen and First Fidelity Bank, N.A., New Jersey
             10.22  Form of Amendment No. 1 dated June 20, 1994 to Option Agreement             *****
                    dated March 30, 1994 with Kuslima Shogen
             10.23  Form of Amendment No. 1 dated June 20, 1994 to Option Agreement             *****
                    dated March 30, 1994 with Stanislaw Mikulski
             10.24  Form of Stock and Warrant Purchase Agreement and Warrant Agreement            +
                    used in Private Placement completed on September 13, 1994
             10.25  Employment Agreement dated as of July 31, 1994 with Gail E. Fraser           ++
             10.26  Form of Subscription Agreements and Warrant Agreement used in                 #
                    Private Placements closed in October 1994 and September 1995.
             21.0   Subsidiaries of Registrant                                                   **
             23.1   Consent of KPMG Peat Marwick LLP                                              #
             23.2   Consent of Armus, Harrison & Co.                                              #
             27.0   Financial Data Schedule                                                       #

* Previously filed as exhibit to the Company's Registration Statement on Form S-18 (File No. 2-79975-NY) and incorporated herein by reference thereto.

** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 and incorporated herein by reference thereto.

*** Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1994 and incorporated herein by reference thereto.

**** Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1994 and incorporated herein by reference thereto.

***** Previously filed as exhibits to the Company's Registration Statement Form
      SB-2 (File No. 33-76950) and incorporated herein by reference thereto.

#     Filed herewith.

+ Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-83072) and incorporated herein by reference thereto.

++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1995 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K.

           None.

                                 SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALFACELL CORPORATION




Dated:October 6, 1995             By:   /S/ KUSLIMA SHOGEN
                                        Kuslima Shogen, President, Chief
                                        Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:October 6, 1995                   /S/            KUSLIMA           SHOGEN

                                        Kuslima Shogen, President, Chief
                                        Executive Officer and Director


Dated:October 6, 1995                   /S/        GAIL        E.        FRASER

                                        Gail   E.   Fraser,   Chief   Financial
                                        Officer,  Vice  President  of  Finance,
                                        (Principal    Financial   Officer   and
                                        Principal   Accounting   Officer)   and
                                        Director


Dated:October 6, 1995                   /S/     STANISLAW      M.      MIKULSKI

                                        Stanislaw  M. Mikulski, M.D., Executive
                                        Vice President and Director


Dated:October 6, 1995                   /S/             ALLEN            SIEGEL

                                        Allen Siegel, DD.S., Director


Dated:October 6, 1995                   /S/              ALAN              BELL

                                        Alan Bell, Director


Dated:October 6, 1995                   /S/        ROBERT        R.       HENRY

                                        Robert R. Henry, Director

                       ALFACELL CORPORATION
                   (A Development Stage Company)


                                   Index

                                                                      PAGE

Independent Auditors' Report of KPMG Peat Marwick LLP..................F-2
Independent Auditors' Report of Armus, Harrison & Co. .................F-4


   Financial Statements:
       Balance Sheets - July 31, 1995 and 1994.........................F-5
       Statements of Operations - Years ended July 31, 1995, 1994 and 1993 and the Period from August 24, 1981 (Date of
         Inception) to July 31, 1995...................................F-6
       Statement of Stockholders' Deficiency - Period from
        August 24, 1981 (Date of Inception) to July 31, 1995...........F-7
       Statements of Cash Flows - Years ended July 31, 1995, 1994 and 1993 and the Period from August 24, 1981 (Date of
        Inception) to July 31, 1995.................................. F-11
       Notes to Financial Statements - Years ended July 31, 1995,
        1994 and 1993 and the Period from August 24, 1981
        (Date of Inception) to July 31, 1995..........................F-14

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 1995 and 1994, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended July 31, 1995 and the period from August 24, 1981 (date of inception) to July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation (a development stage company) for the period from August 24, 1981 (date of inception) to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 1995 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation (a development stage company) as of July 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 1995 and the period from August 24, 1981 (date of inception) to July 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Alfacell Corporation (a development stage company) will continue as a going concern. As discussed in note 1 to the financial statements, the Company's recurring losses from operations, its working capital deficiency and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                  /S/KPMG PEAT MARWICK LLP
                                  KPMG Peat Marwick LLP

Short Hills, New Jersey
September 29, 1995

                      REPORT OF INDEPENDENT AUDITORS


Board of Directors
Alfacell Corporation
Bloomfield, New Jersey

We have audited the balance sheets of Alfacell Corporation (a Development Stage Company) as of July 31, 1992 and 1991, as restated, and the related statements of operations, stockholders' deficiency, and cash flows for the three years ended July 31, 1992, as restated, and for the period from inception August 24, 1981 to July 31, 1992, as restated. In connection with our audit of the 1992 and 1991 financial statements, we have also audited the 1992, 1991 and 1990 financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally  accepted   auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects, the financial position of Alfacell Corporation as of July 31, 1992 and 1991, as restated, and for the three years ended July 31, 1992, as restated, and for the period from inception August 24, 1981 to July 31, 1992, as restated, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company has incurred substantial losses in each year since its inception. In addition, the Company is a development stage company and its principal operation for production of income has not commenced. The Company's working capital has been reduced considerably by operating losses, and has a deficit net worth. These factors, among others, as discussed in Note 2 of the Notes to Financial Statements, indicates the uncertainties about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount of classification of liabilities that might be necessary should the Company be unable to continue its existence.

                                                   /S/ARMUS, HARRISON & CO.
                                                   Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              Balance Sheets

                          July 31, 1995 and 1994

                                  ASSETS                                   1995                      1994
Current assets:
      Cash                                                 $                 648,027          $       202,654
      Marketable securities                                                  750,000                  251,209
      Prepaid expenses                                                        38,607                   68,667
           Total current assets                                            1,436,634                  522,530
Property and equipment, net of accumulated depreciation                      104,301   94,367
and
  amortization of $666,261 in 1995 and $644,316 in 1994

Other assets:
      Patents, net                                                                 -                   82,562
      Deferred debt costs, net                                                31,500                   73,500
      Other                                                                   43,735                    6,804
                                                                              75,235                  162,866
           Total assets                                    $               1,616,170          $       779,763
                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
      Current portion of long-term debt                    $               1,602,974          $        88,359
      Loans payable, other                                                   -                         44,000
      Loans and interest payable, related party                              138,638                  203,723
      Accounts payable                                                       183,222                  413,025
      Accrued payroll and expenses, related parties                          414,996                  158,265
      Accrued expenses                                                       101,777                   52,833
           Total current liabilities                                       2,441,607                  960,205
Long-term debt, less current portion                                           7,129                1,593,976
           Total liabilities                                               2,448,736                2,554,181
Commitments and contingencies
Stockholders' deficiency:
      Preferred stock, $.001 par value.  Authorized and                      -                         -
      unissued,
       1,000,000 shares at July 31, 1995 and 1994
      Common stock $.001 par value.  Authorized 25,000,000                    10,319                    9,125
      shares;
       issued and outstanding 10,319,187 shares in 1995
      and
       9,124,681 shares in 1994
      Capital in excess of par value                                      36,262,427               33,680,954
      Common stock to be issued, 139,080 shares in 1995                      343,808                   50,000
      and 20,000
       shares in 1994
      Deficit accumulated during development stage                       (37,449,120)             (35,455,997)
                                                                            (832,566)              (1,715,918)
      Deferred compensation, restricted stock                                       -
                                                                                                      (58,500)
           Total stockholders' deficiency                                   (832,566)              (1,774,418)
           Total liabilities and stockholders' deficiency  $               1,616,170          $       779,763
See accompanying notes to financial statements.

August 24,
1981
(date of
inception)
to
July 31,
1995199519941993Revenue:Sales$553,489---Investment income201,00414,9926,064489
Other income     60,1036,000    -        -        814,59620,992  6,064
489Costs and expenses:Cost of sales336,495---Research and development 20,370,5001,205,5231,114,4551,091,762General and administrative
14,898,820664,435903,350903,955Interest:Related parties
1,032,15914,98274,221198,330Others 1,625,742   129,175   148,466
163,79238,263,7162,014,1152,240,4922,357,839         Net loss
$(37,449,120)(1,993,123)(2,234,428)(2,357,350)Loss per common share$
(7.72)        (.21)        (.26)        (.31)Weighted average number of shares
outstanding
  4,853,000
 9,598,000
 8,466,000
 7,602,000See accompanying notes to financial statements.

                                       Statement of Stockholders' Deficiency

                                            Period from August 24, 1981
                                       (Date of Inception) to July 31, 1995

                                                        Common Stock            Capital     Common     Deficit   Deferred    Total
                                                                                  in         stock   accumulated  compen-   stock-
                                                                                excess       to be     during     sation,  holders'
                                                                                of PAR      ISSUED   developmentrestrictedDEFICIENCY
                                                                                 VALUE                  STAGE      STOCK
                                                     Number        AMOUNT
                                                       of
                                                     SHARES
Issuance of shares to officers and                712,500       $  713      212,987            -          -          -213,700
stockholders for equipment, research and
development, and expense reimbursement
Issuance of shares for organizational legal        50,000           50        4,950            -          -          -5,000
services
Sale of shares for cash, net                       82,143           82      108,418            -          -          -   108,500
Adjustment for 3 for 2 stock split declared       422,321          422         (422)           -          -          -         -
September 8, 1982
Net loss                                                -             -            -           -   (121,486)         -  (121,486)
Balance at July 31, 1982                        1,266,964        1,267      325,933            -   (121,486)         -   205,714
Issuance of shares for equipment                     15,000           15        13,985         -          -          -    14,000
Sale of shares to private investors                  44,196           44        41,206         -          -          -    41,250
Sale of shares in public offering, net              660,000          660     1,307,786         -          -          - 1,308,446
Issuance of shares under stock grant program         20,000           20       109,980         -          -          -   110,000
Exercise of warrants, net                           1,165            1           3,494         -          -          -     3,495
Net loss                                                -             -            -           -   (558,694)         -  (558,694)
Balance at July 31, 1983                          2,007,325        2,007     1,802,384         -     (680,180)       - 1,124,211
Exercise of warrants, net                           287,566          287       933,696         -          -          -   933,983
Issuance of shares under stock grant program         19,750           20       101,199         -          -          -   101,219
Issuance of shares under stock bonus plan for       130,250          131       385,786         -          -          -385,917
directors and consultants
Net loss                                                -             -            -           - (1,421,083)         -(1,421,083)
Balance at July 31, 1984                          2,444,891        2,445     3,223,065         -   (2,101,263)       - 1,124,247
Issuance of shares under stock grant program         48,332           48       478,057         -          -          -   478,105
Issuance of shares under stock bonus plan for        99,163           99       879,379         -          -          -879,478
directors and consultants
Shares canceled                                     (42,500)         (42)    (105,783)         -          -          -  (105,825)
Exercise of warrants, net                           334,957          335     1,971,012         -          -          - 1,971,347
Net loss                                                -            -             -           - (2,958,846)         -(2,958,846)
Balance at July 31, 1985                          2,884,843        2,885     6,445,730         - (5,060,109)         - 1,388,506
Issuance of shares under stock grant program         11,250           12       107,020         -          -          -   107,032
Issuance of shares under stock bonus plan for        15,394           15       215,385         -          -          -215,400
directors and consultants
Exercise of warrants, net                            21,565           21        80,977         -          -          -    80,998
Net loss                                                -            -             -           - (2,138,605)         -(2,138,605)
Balance at July 31, 1986 (carried forward)        2,933,052        2,933     6,849,112         -   (7,198,714)       -  (346,669)
                                                                                                                         (Continued)
Balance at July 31, 1986 (brought forward)        2,933,052        2,933     6,849,112         -   (7,198,714)       -  (346,669)
Exercise of warrants at $10.00 per share             14,745           15       147,435         -          -          -   147,450
Issuance of shares under stock bonus plan for         5,000            5        74,995         -          -          -75,000
directors and consultants
Issuance of shares for services                     250,000          250       499,750         -          -          -   500,000
Sale of shares to private investors, net              5,000            5        24,995         -          -          -    25,000
Net loss                                                -             -            -           - (2,604,619)         -(2,604,619)
Balance at July 31, 1987                          3,207,797        3,208     7,596,287         - (9,803,333)         -(2,203,838)
Issuance of shares for legal and consulting         206,429          207       724,280         -          -          -724,487
services
Issuance of shares under employment incentive       700,000          700     2,449,300         -          -(2,450,000)         -
program
Issuance of shares under stock grant program         19,000           19        66,481         -          -          -    66,500
Exercise of options at $3.00 per share              170,000          170       509,830         -          -          -   510,000
Issuance of shares for litigation settlement         12,500           12        31,125         -          -          -    31,137
Exercise of warrants at $7.06 per share              63,925           64       451,341         -          -          -   451,405
Sale of shares to private investors                  61,073           61       178,072         -          -          -   178,133
Amortization of deferred compensation,                  -             -            -           -          -   449,167449,167
restricted stock
Net loss                                                -             -            -           - (3,272,773)         -(3,272,773)
Balance at July 31, 1988                          4,440,724        4,441    12,006,716         -(13,076,106)(2,000,833)(3,065,782)
Sale of shares for litigation settlement            135,000          135     1,074,703         -          -          - 1,074,838
Conversion of debentures at $3.00 per share         133,333          133       399,867         -          -          -   400,000
Sale of shares to private investors                 105,840          106       419,894         -          -          -   420,000
Exercise of options at $3.50 per share                1,000            1         3,499         -          -          -     3,500
Issuance of shares under employment agreement       750,000          750     3,749,250         -          -(3,750,000)         -
Issuance of shares under the 1989 Stock Plan         30,000           30       149,970         -          -  (150,000)         -
Amortization of deferred compensation,                  -             -            -           -          - 1,050,7561,050,756
restricted stock
Net loss                                                -             -            -           - (2,952,869)         -(2,952,869)
Balance at July 31, 1989                          5,595,897        5,596    17,803,899         -(16,028,975)(4,850,077)(3,069,557)
Issuance of shares for legal and consulting          52,463           52       258,725         -          -          -258,777
services
Issuance of shares under the 1989 Stock Plan         56,000           56       335,944         -          -  (336,000)         -
Sale of shares for litigation settlement             50,000           50       351,067         -          -          -   351,117
Exercise of options at $3.00 - $3.50 per            105,989          106       345,856         -          -          -345,962
share
Sale of shares to private investors                  89,480           90       354,990         -          -          -   355,080
Issuance of shares under employment agreement       750,000          750     3,749,250         -          -(3,750,000)         -
Conversion of debentures at $5.00 per share         100,000          100       499,900         -          -          -   500,000
Amortization of deferred compensation,                  -             -            -           -          - 3,015,5613,015,561
restricted stock
Net loss                                                -             -            -           - (4,860,116)         -(4,860,116)
Balance at July 31, 1990 (carried forward)        6,799,829        6,800    23,699,631         -(20,889,091)(5,920,516)(3,103,176)
                                                                                                                         (Continued)
Balance at July 31, 1990 (brought forward)        6,799,829        6,800    23,699,631         -(20,889,091)(5,920,516)(3,103,176)
Exercise of options at $6.50 per share               16,720           16       108,664         -          -          -   108,680
Issuance of shares for legal consulting              87,000           87       358,627         -          -          -358,714
services
Issuance of shares under the 1989 Stock Plan        119,000          119       475,881         -          -  (476,000)         -
Amortization of deferred compensation,                  -             -            -           -          - 2,891,5612,891,561
restricted stock
Net loss                                                -             -            -           - (5,202,302)         -(5,202,302)
Balance at July 31, 1991                          7,022,549        7,022    24,642,803         -    (26,091,393)(3,091,393)
(4,946,523)
Exercise of options at $3.50 per share                1,000            1         3,499         -          -          -     3,500
Sale of shares to private investors                  70,731           71       219,829         -          -          -   219,900
Conversion of debentures at $5.00 per share          94,000           94       469,906         -          -          -   470,000
Issuance of shares for services                      45,734           46       156,944         -          -          -   156,990
Issuance of shares under the 1989 Stock Plan        104,000          104       285,896         -          -      (286,000)     -
Amortization of deferred compensation,                  -             -            -           -          -      3,046,7263,046,726
restricted stock
Net loss                                                -             -            -           -     (4,722,826)     -(4,722,826)
Balance at July 31, 1992                          7,338,014        7,338    25,778,877         -    (30,864,219) (744,229)
(5,822,233)
Sale of share to private investors                  352,667          353       735,147         -          -          -   735,500
Issuance of shares for legal services                49,000           50       132,180         -          -          -   132,230
Issuance of shares for services                       5,000            5         9,995         -          -      (10,000)      -
Issuance of shares under the 1989 Stock Plan        117,000          117       233,883         -          -      (234,000)     -
Amortization of deferred compensation,                  -             -            -           -          -       664,729664,729
restricted stock
Net loss                                                -             -            -           - (2,357,350)         -(2,357,350)
Balance at July 31, 1993                          7,862,281        7,863    26,890,082         -(33,221,569) (323,500)(6,647,124)
Conversion of debentures at $2.75 per share         425,400          425     1,701,575         -          -          -1,702,000
to $6.00 per share
Sale of shares to private investors, net            743,000          743     1,710,048         -          -          - 1,710,791
Conversion of short-term borrowings                  72,000           73       181,927         -          -          -   182,000
Issuance of shares for services                      16,200           16        43,334         -          -          -    43,350
Issuance of shares under the 1989 Stock Plan,         5,000            5        14,995         -          -          -15,000
for services
Issuance of options to related parties upon             -             -      3,194,969         -          -          -3,194,969
conversion of
  accrued interest, payroll and expenses
Repurchase of stock options from related                -             -      (198,417)         -          -          -3,194,969
party
Issuance of options upon conversion of                  -             -        142,441         -          -          -142,441
accrued interest
Common stock to be issued                               -             -            -        50,000        -          -    50,000
Amortization of deferred compensation,                  -             -            -           -          -   265,000265,000
restricted stock
Net loss                                                -             -            -           - (2,234,428)         -(2,234,428)
Balance at July 31, 1994 (carried forward)        9,124,681        9,125    33,680,954    50,000(35,455,997)  (58,500)(1,774,418)
                                                                                                                         (Continued)
Balance at July 31, 1994 (brought forward)        9,124,681        9,125    33,680,954    50,000(35,455,997)  (58,500)(1,774,418)
Sale of shares to private investors, net            961,000          961     2,023,241   (50,000)         -          - 1,974,202
Conversion of short-term borrowings                  17,600           17        43,983         -          -          -    44,000
Issuance of shares for services                      30,906           31        77,234         -          -          -    77,265
Exercise of options at $2.27 - $2.50 per          185,000          185         437,015         -          -          -437,200
share
Common stock to be issued                               -             -            -     339,008          -          -   339,008
Common stock to be issued, for services                 -             -            -       4,800          -          -     4,800
Amortization of deferred compensation,                  -             -            -           -          -    58,50058,500
restricted stock
Net loss                                                -             -            -           - (1,993,123)         -(1,993,123)
Balance at July 31, 1995                         10,319,187     $ 10,319    36,262,427      343,808 (37,449,120)     -  (832,566)





























See accompanying notes to financial statements.

                                                          ALFACELL CORPORATION
                                                      (A    Development   Stage
Company)


                                                               Statements of
Cash Flows

                                                       Years ended July 31,
1995, 1994 and 1993,
                                                          and the Period from
August 24, 1981
                                                         (Date of Inception) to
July 31, 1995



                                                                              August 24,        1995           1994          1993
                                                                              1981 (date
                                                                               of incep-
                                                                               tion) to
                                                                               July 31,
                                                                                 1995

Cash flows from operating activities:
  Net loss                                                                  $(37,449,120)   (1,993,123)    (2,234,428)  (2,357,350)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on sale of marketable securities                                      (25,963)          -              -             -
     Depreciation and amortization                                              977,993         69,699         75,157       42,923
     Loss on disposal of property and equipment                                  18,926           -              -             -
     Noncash operating expenses                                               4,771,011          4,800         58,350      132,230
     Amortization of deferred compensation                                   11,442,000         58,500        265,000      664,729
     Amortization of organization costs                                           4,590           -              -             -
     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses                                  (38,607)        30,060        (13,091)      45,490
       (Increase) decrease in other assets                                       28,483         39,877         (1,723)       5,586
       Increase (decrease) in loans and interest payable, related               883,177        (65,085)         5,306 198,330
party
       Increase (decrease) in accounts payable                                  260,487       (152,538)       (61,388)     161,691
       Increase in accrued payroll and expenses, related parties              2,763,141        256,731        386,246      301,979
       Increase (decrease) in accrued expenses                                  643,290         48,944        (10,318)     228,152
         Net cash used in operating                                         (15,720,592)    (1,702,135)    (1,530,889)    (576,240)
           activities

Cash flows from investing activities:
     Purchase of marketable equity securities                                (1,040,420)      (750,000)      (251,209)           -
     Proceeds from sale of marketable equity securities                         316,383        251,209              -            -
     Purchase of property and equipment                                        (996,187)       (31,879)       (13,660)     (97,049)
     Patent costs                                                               (97,841)          -           (37,251)           -
         Net cash used in investing                                          (1,818,065)      (530,670)      (302,120)     (97,049)
           activities
                                                                                                                        (Continued)

                                                                                        August
                                                                                          24,
                                                                                         1981
                                                                                         (date
                                                                                          of
                                                                                        incep-         1995           1994
                                                                                         tion)
                                                                                          to
                                                                                         July
                                                                                          31,
                                                                                         1995

                                                                     Cash
                                                                     flows
                                                                     from
                                                                     financing
                                1993                                 activities:
                                                                                       $ 849,500         -            169,500
                                                                     Proceeds
                                                                     from
                                                                     short-
                                                                     term
                                                                     borrowings
56,500                                                                                   (623,500)       -              -
                                                                     Payment
                                                                     of
                                                                     short-
                                                                     term
                                                                     borrowings
                                  -                                                      2,628,868       -            175,798
                                                                     Increase
                                                                     (decrease)
                                                                     in loans
                                                                     payable,
                                                                     related
                                                                     party,
                                                                     net
(107,080)                                                                                2,377,14317,595              4,028
                                                                     Proceeds
                                                                     from
                                                                     bank
                                                                     debt and
                                                                     other
                                                                     long-
                                                                     term
                                                                     debt,
                                                                     net of
                                                                     deferred
                                                                     debt
                                                                     costs
(68,980)                                                                                 (1,281,612)(89,827)          (67,285)
                                                                     Reduction
                                                                     of bank
                                                                     debt and
                                                                     long-
                                                                     term
                                                                     debt
                                  -                                                      389,008339,008               50,000
                                                                     Proceeds
                                                                     from
                                                                     common
                                                                     stock to
                                                                     be
                                                                     issued
                                  -                                                      13,063,0771,974,202          1,710,791
                                                                     Proceeds
                                                                     from
                                                                     issuance
                                                                     of
                                                                     common
                                                                     stock,
                                                                     net
735,500                                                                                  437,200      437,200           -
                                                                     Proceeds
                                                                     from
                                                                     exercise
                                                                     of stock
                                                                     options
                                  -                                                      347,000         -              -
                                                                     Proceeds
                                                                     from
                                                                     issuance
                                                                     of
                                                                     convertible
                                                                     debentures
                                  -                                                        -             -            (7,169)
                                                                     (Decrease)
                                                                     increase
                                                                     in bank
                                                                     overdraft
7,169                                                                     Net            18,186,684
                                                                          cash               2,678,178                2,035,663
                                                                          provided
                                                                          by
                                                                          financing
                                                                          activities
                                                                                         648,027445,373
623,109                                                                   Net                                         202,654
                                                                     increase
                                                                     (decrease)
                                                                     in cash
                                                                     Cash at               -   202,654                  -
(50,180)                                                             beginning
                                                                     of
                                                                     period
50,180
                                                                     Cash at           $ 648,027648,027               202,654
                                                                     end of
                                                                     period
                                  -
                                                                     Supplemental      $1,359,504129,477              144,322
                                                                     disclosure
                                                                     of cash
                                                                     flow
                                                                     information
                                                                     -
                                                                     interest
                                                                     paid
                                  -                                  Noncash
                                                                     financing
                                                                     activities:
                                                                                       $ 2,725,000       -              -
                                                                     Issuance
                                                                     of
                                                                     convertible
                                                                     subordinated
                                                                     debenture
                                                                     for loan
                                                                     payable
                                                                     to
                                                                     officer
275,000                                                                                $ 2,945,000       -            1,575,000
                                                                     Issuance
                                                                     of
                                                                     common
                                                                     stock
                                                                     upon the
                                                                     conversion
                                                                     of
                                                                     convertible
                                                                     subordinated
                                                                     debentures,

                                                                     related
                                                                     party
                                  -                                                    $ 226,00044,000                182,000

                                                                     Conversion
                                                                     of
                                                                     short-
                                                                     term
                                                                     borrowings
                                                                     to
                                                                     common
                                                                     stock
                                  -


                                                                                          August        1995          1994
                                                                                            24,
                                                                                           1981
                                                                                           (date
                                                                                            of
                                                                                          incep-
                                                                                           tion)
                                                                                            to
                                                                                           July
                                                                                            31,
                                                                                           1995
                                1993

                                                                           Conversion    $ 3,194,969    -             3,194,969
                                                                           of
                                                                           accrued
                                                                           interest,
                                                                           payroll
                                                                           and
                                                                           expenses
                                                                           by
                                                                           related
                                                                           parties
                                                                           to
                                                                               stock
                                                                      options

                                                                                         $ (198,417)    -             (198,417)
                                  -                                   Repurchase
                                                                      of stock
                                                                      options
                                                                      from
                                                                      related
                                                                      party

                                  -                                                      $ 142,441      -             142,441
                                                                      Conversion
                                                                      of
                                                                      accrued
                                                                      interest
                                                                      to stock
                                                                      options

                                  -                                                      $ 77,26577,265                 -
                                                                      Conversion
                                                                      of
                                                                      accounts
                                                                      payable
                                                                      to common
                                                                      stock

                                  -
                                                                           Conversion    $ 1,699,072    -               -
                                                                           of
                                                                           notes
                                                                           payable,
                                                                           bank
                                                                           and
                                                                           accrued
                                                                           interest
                                                                           to
                                                                               long-
                                                                      term debt


                                                       1,699,072           Conversion
                                                                           of            $ 1,863,514    -               -
                                                                           loans
                                                                           and
                                                                           interest
                                                                           payable,
                                                                           related
                                                                           party
                                                                           and
                                                                           accrued
                                                                               payroll
                                                                      and
                                                                      expenses,
                                                                      related
                                                                      parties
                                                                      to long-
                                                                      term
                                                                      accrued
                                                                               payroll
                                                                      and
                                                                      other,
                                                                      related
                                                                      party


                                                                           Issuance      $              -             127,000
1,863,514                                                                  of              127,000
                                                                           common
                                                                           stock
                                                                           upon
                                                                           the
                                                                           conversion
                                                                           of
                                                                           convertible
                                                                           subordinated
                                                                               debentures,
                                                                      other


                                  -



                       Notes to Financial Statements

                 Years ended July 31, 1995, 1994 and 1993
                    and the Period From August 24, 1981
                   (Date of Inception) to July 31, 1995

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS DESCRIPTION

   Alfacell Corporation (the "Company") was incorporated in Delaware on August 24, 1981 for the purpose of engaging in the discovery, investigation and development of a new class of anticancer drugs and antiviral agents. To date, the Company is in the initial stage of its operations and has not yet engaged in any significant commercial activities.

   The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.
   7. The Company is devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

   BASIS OF FINANCIAL STATEMENTS

   The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   As shown in the financial statements, the Company has reported net losses of $1,993,123, $2,234,428 and $2,357,350 for the fiscal years ended July 31,
   1995, 1994 and 1993, respectively. The loss from date of inception, August 24, 1981, to July 31, 1995 amounts to $37,449,120. As of July 31, 1995, the
   Company had a working capital deficit of $1,004,973, liabilities exceeded its assets and there is a deficit in stockholders' equity of $832,566. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financings, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company believes that its current resources (including proceeds of the recently completed private placement, see note 16), will be sufficient to meet its anticipated cash needs through August 1996. To date, a significant portion of the Company's financing has been provided by its President and Chief Executive Officer and through private placements of common stock, the issuance of common stock for services rendered and debt financing.


(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

   BASIS OF FINANCIAL STATEMENTS, (CONTINUED)

   The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

   PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from five to ten years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations for the period.

   The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.

   MARKETABLE SECURITIES

   The Company's investments in marketable securities are available for sale to fund its operations. The Company, subject to changes in market conditions, does not intend to hold the marketable securities for an extended period of time and, accordingly, they have been classified as current assets and are carried at fair value.

   PATENTS

   Costs related to patents are expensed when incurred. Previously, costs related to approved patents were capitalized and were amortized using the straight-line method over the life of the patent, usually 17 years. As a result of this change in policy, the Company wrote-off $76,807 of capitalized patent costs during the fiscal year ended July 31, 1995.

   DEFERRED DEBT COSTS

   Deferred debt costs associated with the Company's long-term debt are being amortized using the straight-line method over the life of the debt agreement. Accumulated amortization as of July 31, 1995 and 1994 was $90,416 and $48,416, respectively.

   RESEARCH AND DEVELOPMENT

   Research and development costs are expensed as incurred.


(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

   NET LOSS PER SHARE

   Net loss per share is based on the weighted average number of common shares outstanding during the period and shares to be issued at the end of the period. Common stock equivalents are not included in the computations since the effect would be antidilutive.

(2)MARKETABLE SECURITIES

   Effective July 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." There was no effect upon adopting this Statement. Under this new accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. The Company considers its marketable securities to be available-for-sale. The Company's marketable securities were purchased during July 1995 for the current fiscal year and June 1994 for the prior fiscal year. The market value approximates cost due to the short holding period. As of July 31, 1995 and 1994, there were no unrealized holding gains or losses.

(3)PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at July 31:




                                          1995            1994

   Laboratory equipment             $      587,443       568,672
   Office equipment                        130,143       117,035
   Leasehold improvements                   52,976        52,976
                                    $      770,562       738,683

(4)LONG-TERM DEBT

   Long-term debt consists of the following at July 31:


                                                                         1995                       1994
                                                                $         1,577,049          $       1,645,513
 First Fidelity Bank, N.A., New Jersey, payable in
 monthly
  installments of $15,945, including principal and
  interest at 7.5% commencing on October 1, 1993.
  Subject to other provisions, the entire unpaid
  amount shall be due and payable on May 31, 1996.
  The note is secured by substantially all of the
  assets of the Company and contains restrictive
  covenants including restrictions on the payment of
  dividends to stockholders.  The President and Chief
  Executive Officer of the Company has personally
  guaranteed the note and has pledged certain
  additional collateral including a majority of the
  shares of common stock and options to purchase
  common stock of the Company owned by her.  Certain
  obligations owed by the Company to the President and
  Chief Executive Officer are subordinated to the bank
  debt.
 Note payable in monthly installments of $600,                                9,833                     16,193
 including
  principal and interest at 6.3%, commencing September
1993 and each month thereafter until September 1996,
secured by equipment.
 Note payable in monthly installments of $164,                                2,411                      3,559
 including
  principal and interest, commencing May 1994 and each
month thereafter until September 1996, secured by
equipment.
 Note payable in monthly installments of $822,                                8,586                     17,070
 including
  principal and interest at 10.4%, commencing May 1993
and each month thereafter until April 1996, secured by
equipment.
 Note payable in monthly installments of $728,                               12,224                      -
 including
  principal and interest at 8.5%, commencing February
1995 and each month thereafter until January 1997,
secured by equipment.
                                                                          1,610,103                  1,682,335

Less current portion                                                      1,602,974                     88,359
                                                                $             7,129          $       1,593,976

(4)LONG-TERM DEBT, (CONTINUED)

   Principal maturities for the next two years ending July 31, are as follows:

1996               $       1,602,974
1997                           7,129
                   $       1,610,103

(5)LOANS AND INTEREST PAYABLE, RELATED PARTY

   From time to time, the Company's President and Chief Executive Officer has advanced sums of money to the Company in the form of unsecured obligations, payable on demand. The following table provides a summary of the related-party loan activity involving the President and Chief Executive Officer at July 31:

                                                               1995                        1994

   Loans and interest payable, related party at
beginning of year                                       $        203,723             $       -
   Reduction in loan balance                                     (80,067)                    -
   Accrued interest                                               14,982                      5,306
   Repurchase of stock options                                   -                          198,417
   Loans and interest payable, related party at         $        138,638             $   203,723
end of year

   In March 1994, the following liabilities were converted into options to purchase common stock: the long-term liability at July 31, 1993 of $2,061,844, accrued payroll and expenses, related parties of $729,346 at July 31, 1993, additional advances by the President and Chief Executive Officer and accrued interest during the period from August 1, 1993 to January 31, 1994 of $260,353 and accrued salaries and expense for that period owed to the President and Chief Executive Officer and to the Executive Vice President and Medical Director aggregating $143,426. These liabilities as of January 31, 1994 were converted into 5-year options to purchase 1,655,433 shares of common stock at an exercise price of $3.20. Certain options were issued pursuant to the 1993 Stock Option Plan (see note
   10).

   On May 1, 1994, the Company, with its bank's consent, reinstituted certain advances of $198,417 from the Company's President and Chief Executive Officer as short-term debt that was previously converted into 102,807 options on March 30, 1994. Such options were returned to the Company. The Company's bank has consented to allow repayment of such advances under certain circumstances and $80,067 was repaid during fiscal 1995.

(6)LOANS PAYABLE, OTHER

   At July 31, 1994, a Company stockholder had a loan outstanding to the Company of $44,000. The loan, which was payable on demand, did not have any stated interest rate. During fiscal 1995, this loan was converted into 17,600 shares of common stock.
(7)LEASES

   The Company leases its facility under a five-year operating lease which was due to expire on October 31, 1993, but has been extended to November 11, 1996 at a reduced annual rental obligation commencing April 1, 1993, of $66,000. The Company has an option to further extend its lease, subject to certain conditions, through October 31, 1998, at the current rent. In addition to the basic rent, the Company pays its pro rata share of increases in real estate taxes and utilities over the base year. Rent expense charged to operations was $66,000, $66,500 and $61,334 in 1995, 1994 and 1993,
   respectively.

   Future minimum lease payments under noncancellable leases are approximately as follows:

                                              Operating
                                                LEASES
Year ending July 31:
         1996                               $   66,000
         1997                                   16,500
Total minimum lease payments                $   82,500

(8)STOCKHOLDERS' DEFICIENCY

   On September 1, 1981, the Company issued 712,500 shares of common stock (1,068,750 shares adjusted for the stock split on September 8, 1982) to officers and stockholders in exchange for equipment, research and development services, stock registration costs, reimbursement of expenses and other miscellaneous services. The common stock issued for services was recorded at the estimated fair value of services rendered based upon the Board of Directors' determination and ratification of the value of services. Equipment received in exchange for common stock was recorded at the transferor's cost. Common stock issued for reimbursement of expenses was recorded based upon expenses incurred. All values assigned for expenses and services rendered have been charged to operations except for stock registration costs which were charged against proceeds.

   On July 30, 1982, the Company sold 82,143 shares of common stock (123,214 shares adjusted to reflect the stock split on September 8, 1982) to a private investor at a price of $1.40 per share, resulting in net proceeds to the Company of approximately $108,500.

   On September 8, 1982, the Company declared a 3-for-2 stock split. Shares previously issued by the Company have been restated in accordance with the stock split.

(8)STOCKHOLDERS' DEFICIENCY, (CONTINUED)

   On September 8, 1982, the Company issued 15,000 shares of common stock to an
   officer and stockholder in exchange for equipment.   The  equipment received
   in exchange for the common stock was recorded at the transferor's cost.

   On November 1, 1982 and January 3, 1983, the Company sold 28,125 and 16,071 shares of common stock, respectively, to private investors at $.93 per share, resulting in net proceeds to the Company of approximately $41,250.

   On January 17, 1983, the Company sold 660,000 shares of its common stock and 330,000 common stock purchase warrants in a public offering at a price of $2.50 per share, resulting in net proceeds to the Company of approximately $1,308,446. The warrants were to expire 12 months after issuance; however, the Company extended the expiration date to July 16, 1984. During the fiscal years ended July 31, 1983 and 1984, the net proceeds to the Company from the exercising of the warrants amounted to $934,000. Each common stock purchase warrant was not detachable from its common stock or exercisable until six months after the issuance date of January 17, 1983. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $3.00 after six months and prior to nine months after issuance. The exercise price increased to $3.50 after nine months and prior to 12 months after issuance.

   In connection with the public offering, the Company sold 60,000 five-year purchase warrants to the underwriters at a price of $.001 per warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $3.00. Pursuant to the antidilution provisions of the warrants, the underwriters received warrants to purchase 67,415 shares at an exercise price of $2.67 per share. As of July 31, 1986, all such warrants were exercised and the Company received proceeds of approximately $180,000.

   On February 22, 1984, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of two series of new warrants each to purchase an aggregate of 330,000 shares (hereinafter referred to as one-year warrants and two-year warrants). The one-year warrants had an exercise price of $6.50 per share and expired July 17, 1985. The two-year warrants had an exercise price of $10.00 per share and were to expire July 17, 1986. However, the Company extended the expiration date to August 31, 1987. The one-year warrants and two-year warrants were issued as of July 17, 1984 on a one-for-one basis to those public offering warrant holders who exercised their original warrants, with the right to oversubscribe to any of the warrants not exercised. During the fiscal years ended July 31, 1985, 1986, 1987 and 1988, the Company received net proceeds of approximately $2,471,000 as a result of the exercising of the warrants.

   On January 2, 1987, the Company issued 250,000 shares of common stock to officers and stockholders, including the President and Chief Executive Officer, in recognition of services performed for the Company. The fair value of such shares was recorded as compensation expense.

   On February 3, 1987, the Company sold 5,000 shares of common stock to a private investor for $5.00 per share, resulting in net proceeds to the Company of approximately $25,000.
(8)STOCKHOLDERS' DEFICIENCY, (CONTINUED)

   During the year ended July 31, 1988, the Company issued 206,429 shares of common stock for payment of legal and consulting services. The fair value of such shares was charged to operations.

   On September 1, 1987, the Board of Directors approved new wage contracts for three officers. The contracts provided for the issuance of 700,000 shares of common stock as an inducement for signing; the shares of common stock were issued on November 16, 1987. The fair value of these shares has been recorded as deferred compensation and is being amortized over the term of the employment agreements. The contracts also provided for the issuance of 1,500,000 shares of common stock in 750,000 increments on the occurrence of certain events. These shares were issued during the fiscal years ended July 31, 1989 and 1990 and the fair value of such shares has been recorded as deferred compensation and is being amortized over the remaining term of the employment agreements. The contracts also provided for five-year options to purchase 750,000 shares of common stock at $3.00 per share; options for the purchase of 170,000 shares were exercised on June 16, 1988 and the remaining options for the purchase of 580,000 shares expired on September 2, 1992.

   During fiscal 1988, the Company issued 12,500 shares of common stock in connection with the settlement of certain litigation. The fair value of these shares was charged to operations.

   During the fiscal year ended July 31, 1988, the Company sold 61,073 shares of common stock to private investors at $2.92 per share resulting in net proceeds to the Company of approximately $178,133.

   On September 21, 1988, the Company entered into a stipulation of settlement arising from a lawsuit wherein it agreed to pay a total of $250,000 in 12 monthly installments. Under the agreement, the Company authorized the issuance on September 7, 1988 and October 18, 1988 of 85,000 and 50,000 shares, respectively, to an escrow account to secure payment of the $250,000 due under the stipulation of settlement. During the fiscal year ended July 31, 1989, the Company issued and sold the 135,000 shares of common stock for $1,074,838. On February 14, 1989, the Board of Directors authorized the issuance of an additional 50,000 shares. During the year ended July 31, 1990, the shares were sold for $351,117. The proceeds from the above transactions were used to pay the settlement and related legal costs, reduce loans from and interest due to the Company's President and Chief Executive Officer, and for working capital.

   During the fiscal year ended July 31, 1989, the Company sold 105,840 shares of common stock to private investors at $3.97 per share resulting in net proceeds to the Company of approximately $420,000.

   During the fiscal year ended July 31, 1990, the Company issued 52,463 shares
   of  common  stock for payment of legal and consulting  services.   The  fair
   value of the common stock was charged to operations.

   During the fiscal year ended July 31, 1990, the Company issued 50,000 shares of common stock in connection with the settlement of certain litigation. The fair value of these shares was charged to operations.

(8)STOCKHOLDERS' DEFICIENCY, (CONTINUED)

   During the fiscal year ended July 31, 1990, the Company sold 89,480 shares of common stock to private investors at $3.97 per share resulting in net proceeds to the Company of approximately $355,080.

   During the fiscal year ended July 31, 1991, the Company issued 87,000 shares of common stock for payment of legal and consulting services. The fair value of the common stock was charged to operations.

   During the fiscal year ended July 31, 1992, the Company sold 70,731 shares of common stock to private investors at $2.75 to $3.50 per share resulting in net proceeds to the Company of approximately $219,900.

   During the fiscal year ended July 31, 1992, the Company issued 45,734 shares
   of common stock as payment for services rendered to the Company.   The  fair
   value of this common stock was charged to operations.

   During the fiscal years ended July 31, 1992 and 1990, 94,000 and 50,000 shares of common stock, respectively, were issued to the Company's President and Chief Executive Officer upon the conversion of outstanding debentures.

   During the fiscal year ended July 31, 1993, the Company sold 352,667 shares of common stock to private investors at prices ranging from $2.00 to $3.00 resulting in net proceeds to the Company of approximately $735,500. In addition, the private investors were granted options to purchase common stock totaling 587,167 shares at prices ranging from $3.00 to $7.00. During the fiscal year ended July 31, 1995, 322,500 options expired. A total of 30,167 options due to expire on July 31, 1995 were extended to July 31, 1996, their exercise price was reduced to $2.50 and they are currently outstanding. The remaining 234,500 options are currently outstanding and will expire during fiscal 1996.

   During the fiscal year ended July 31, 1993, the Company issued 54,600 shares of common stock as payment for legal and other services performed for the Company. The fair value of 49,600 shares was charged to operations. The remaining 5,000 shares were recorded as deferred compensation and were amortized over a one-year period, beginning in February 1993, in accordance with the agreement entered into with the recipient.

   During the fiscal year ended July 31, 1994, the Company issued 7,000 shares of common stock as payment for services performed for the Company. The fair value of the shares issued was charged to operations.

   During the fiscal year ended July 31, 1994, the Company sold 25,000 shares of common stock to a private investor at $2.00 per share resulting in net proceeds to the Company of $50,000. In addition, the private investor was granted options to purchase common stock totaling 25,000 shares at $4.00 per common share. The options expire during fiscal 1997.

(8)STOCKHOLDERS' DEFICIENCY, (CONTINUED)

   During the fiscal year ended July 31, 1994, the Company sold 800,000 shares of common stock to private investors at $2.50 per share resulting in net proceeds to the Company of $1,865,791. In addition, the private investors were granted warrants to purchase common stock totaling 800,000 shares at $5.00 per common share. The warrants expire during fiscal 1997.

   During the fiscal year ended July 31, 1994, 400,000 shares of common stock were issued to the Company's President and Chief Executive Officer upon the conversion of outstanding debentures.

   During the fiscal year ended July 31, 1994, 25,400 shares of common stock were issued upon the conversion of other outstanding debentures.

   In September 1994, the Company completed a private placement resulting in the issuance of 288,506 shares of common stock and three-year warrants to purchase 288,506 shares of common stock at an exercise price of $5.50 per share. The common stock and warrants were sold in units consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. The price per unit was $50,000. The Company received proceeds of approximately $545,000, net of costs associated with the placement of approximately $55,000 and the conversion of certain debt by creditors of $121,265 into equivalent private placement units, of 17,600 shares for conversion of short-term borrowings and 30,906 shares issued for services rendered. In October 1994, an additional two units at $50,000 per unit were sold to a private investor under the same terms as the September 1994 private placement resulting in the issuance of 40,000 shares of common stock.

   During the fiscal year ended July 31, 1995, 185,000 shares of common stock were issued upon the exercise of stock options by unrelated parties resulting in net proceeds to the Company of $437,200. The exercise prices of the options ranged from $2.27 to $2.50, which had been reduced from $3.50 and $5.00, respectively, during fiscal 1995.

   During the fiscal year ended July 31, 1995, the Company sold 681,000 shares of common stock to private investors resulting in net proceeds to the Company of approximately $1,379,000. The shares were sold at prices ranging from $2.00 to $2.25.

   During the fiscal year ended July 31, 1995, the Company sold 139,080 shares of common stock and 47,405 three-year warrants to purchase shares of common stock at an exercise price of $4.00 per share to private investors. The stock and warrants were sold at prices ranging from $2.25 to $2.73 per share and resulted in net proceeds to the Company of $343,808, of which $4,800 was for services rendered. The common shares were issued to the investors subsequent to July 31, 1995.

(9)COMMON STOCK WARRANTS

   The following table summarizes the activity of the common stock warrants issued in connection with the public stock offering during 1983:

                                                                        SHARES               PRICE RANGE
Sold in public offering                                                  330,000             $3.00-3.50
Sold to underwriters                                                      60,000                3.00
Exercised                                                                 (1,165)               3.00
Outstanding at July 31, 1983                                             388,835              3.00-3.50
Exercised                                                               (287,566)             2.00-3.50
Expired                                                                  (41,269)               3.50
Issued (one-year warrants)                                               288,731                6.50
Issued (two-year warrants)                                               288,731                10.00
Outstanding at July 31, 1984                                             637,462             3.00-10.00
Additional underwriters' warrants                                          7,415                2.67
  pursuant to antidilution provisions
Exercised                                                               (334,957)            2.67-10.00
Expired                                                                   (4,359)               6.50
Outstanding and exercisable at July 31, 1985                             305,561             2.67-10.00
Reinstated                                                                 2,000                6.50
Exercised                                                                (21,565)            2.67-10.00
Outstanding and exercisable at July 31, 1986                             285,996                10.00
Exercised                                                                (14,745)               10.00
Outstanding and exercisable at July 31, 1987                             271,251                10.00
Exercised                                                                (63,925)             $   7.06
Expired                                                                 (207,236)
Outstanding at July 31, 1988                                               -

   STOCK PURCHASE WARRANTS

   On July 28, 1988, the Board of Directors granted stock purchase warrants to acquire a maximum of 200,000 shares of common stock at $5.00 per share which were not exercised and expired.

   On July 23, 1991, the Board of Directors granted stock purchase warrants to purchase 200,000 shares of common stock at $5.00 per share which were not exercised and expired.
(9)COMMON STOCK WARRANTS, (CONTINUED)

   WARRANTS SOLD IN 1994 AND 1995 PRIVATE PLACEMENTS

                                                 WARRANTS                  EXERCISE PRICE                    EXPIRATION
Sold in March 1994 Private Placement                 800,000         $             5.00                   3/21/97 to 6/21/97
Outstanding at July 31, 1994                         800,000                       5.00                   3/21/97 to 6/21/97
Sold in September 1994 Private Placement             288,506                       5.50                   12/9/97 to 12/14/97
Sold in October 1994 Private Placement                40,000                       5.50                   1/21/98
Sold in September 1995 Private Placement              47,405                    4.00                      10/1/98
Outstanding and exercisable at July 31, 1995       1,175,911         $      4.00 - 5.50                   3/21/97 to 10/1/98

(10)STOCK OPTIONS

   1981 NON-QUALIFIED STOCK OPTION PLAN

   In 1981, the Board of Directors adopted a non-qualified stock option plan and had reserved 300,000 shares for issuance to key employees or consultants. Options were nontransferable and expired if not exercised within five years. The maximum amount exercisable in any one year was one-fifth of the options granted which accumulated if not exercised. The options were issuable in such amounts as determined by the Board of Directors and such prices as determined by the Board of Directors, except that no single recipient would be granted options to purchase more than 15,000 shares.

   The following table summarizes stock options outstanding:


                                                  SHARES            PRICE RANGE

   Granted, August 24, 1984                       15,000        $       5.00
   Granted, August 1, 1985                        45,000               15.00
   Subtotal                                       60,000            5.00-15.00

   Cancelled                                     (45,000)           5.00-15.00
   Outstanding, July 31, 1990                     15,000               15.00
   Expired                                       (15,000)       $      15.00
   Outstanding, July 31, 1991                     -

(10)STOCK OPTIONS, (CONTINUED)

   NON-QUALIFIED STOCK OPTIONS

   The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:


                                                              SHARES                 PRICE RANGE

   Granted                                                   1,032,000            $   3.00-3.50
   Exercised                                                  (170,000)                 3.00
   Cancelled                                                    (6,000)                 3.50
   Balance at July 31, 1988                                    856,000                3.00-3.50

   Exercised                                                    (1,000)                 3.50
   Balance at July 31, 1989                                    855,000                3.00-3.50

   Cancelled                                                  (100,000)                 3.00
   Expired                                                     (59,011)                 3.50
   Exercised                                                  (105,989)               3.00-3.50
   Balance at July 31, 1990, 1991 and 1992                     590,000                3.00-3.50

   Expired                                                    (590,000)               3.00-3.50
   Granted                                                     750,000                  3.50
   Balance at July 31, 1993                                    750,000                  3.50
   Granted pursuant to conversion of certain
   liabilities,                                              1,397,818                  3.20
    primarily related party
   Repurchased stock options                                  (102,807)                 3.20
   Balance at July 31, 1994 and 1995                         2,045,011            $   3.20-3.50

   Exercisable at July 31, 1995                              1,143,982            $   3.20-3.50


   The options outstanding at July 31, 1995 will expire between September 16, 1996 and March 30, 2004. Subsequent to July 31, 1995, certain of these options were extended, see Note 16.

(10)STOCK OPTIONS, (CONTINUED)

   In connection with certain private placements, the Board of Directors have included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                 SHARES              PRICE RANGE
   Granted                                                         126,000        $     3.97
   Exercised (included in 1989 proceeds from
   sale to                                                         (25,200)             3.97
    private investors)
   Balance at July 31, 1989                                        100,800

   Granted                                                          61,720              6.50
   Exercised (included in 1990 proceeds from
   sale to                                                         (39,080)             3.97
    private investors)
   Expired                                                         (61,720)             3.97
   Balance at July 31, 1990                                         61,720

   Granted                                                          45,000              6.50
   Exercised (included in 1991 proceeds from
   sale to                                                         (16,720)             6.50
    private investors)
   Expired                                                         (45,000)             6.50
   Balance at July 31, 1991                                         45,000              6.50

   Granted                                                          50,000              5.00
   Expired                                                         (45,000)             6.50
   Balance at July 31, 1992                                         50,000

   Granted (30,167 options were repriced and                       587,167            2.50-7.00
   extended
    as described in note 8)
   Expired                                                         (50,000)             5.00
   Balance at July 31, 1993                                        587,167
   Granted                                                          25,000              4.00
   Balance at July 31, 1994                                        612,167            2.50-7.00

   Expired                                                        (322,500)             3.00
   Balance outstanding and exercisable at July
31, 1995                                                           289,667        $   2.50-7.00


   The options outstanding at July 31, 1995, will expire during the fiscal years ending July 31, 1996 and 1997.


(10)STOCK OPTIONS, (CONTINUED)

   1989 STOCK PLAN

   On February 14, 1989, the Company adopted the Alfacell Corporation 1989 Stock Plan (the "1989 Stock Plan"), pursuant to which the Board of Directors shall issue awards, options and grants. The maximum amount of shares of common stock that may be issued pursuant to the option plan is 2,000,000. The per share option exercise price shall be determined by the Board of Directors. All options are nontransferable and forfeitable in the event employment is terminated within two years of the date an option is exercised or prior to an option being exercised. In the event the option is exercised and said shares are forfeited, the Company will return to the optionee the lesser of the current market value of the securities or the exercise price paid.

   The stock option activity is as follows:


                                                  SHARES                 PRICE RANGE

   Granted, February 14, 1989                       230,000         $       5.00
   Granted, April 27, 1990                          450,000                 5.00
   Granted, November 2, 1990                        260,000                 5.00
   Granted, April 23, 1991                          945,000                 5.00
                                                  1,885,000
   Options issued in connection
with share purchase                                  36,365                 2.75
   Expired                                         (680,000)                5.00
   Cancelled                                                                5.00
                                                    (10,000)
   Balance at July 31, 1992                       1,231,365               2.75-5.00

   Expired                                       (1,195,000)                5.00
   Granted                                        1,575,000               3.50-5.00
   Balance at July 31, 1993                       1,611,365               2.75-5.00

   Expired                                          (36,365)                2.75
   Balance at July 31, 1994                       1,575,000               3.50-5.00

   Expired                                         (945,000)              3.50-5.00
   Exercised                                       (185,000)              2.27-2.50
   Balance outstanding and
      exercisable at July 31, 1995                  445,000         $      2.50-2.68


(10)STOCK OPTIONS, (CONTINUED)

   In order to induce the exercise of options due to expire, the Board of Directors approved the extension and repricing of certain options as follows:

                                     Exercise Price
                                                                   No. of Options
     NO. OF OPTIONS           ORIGINAL            REVISED             EXERCISED         EXPIRATION DATE

          110,000                 $ 3.50            $   2.27                 110,000    January 9, 1995
          320,000                   5.00                2.50                  75,000     July 31, 1996
         200,000*                   5.00                2.68               -             July 31, 1996
          630,000                                                            185,000


   * Options to related parties were repriced at the fair market value of the common stock at the time of extension.


   1993 STOCK OPTION PLAN

   The Company's Board of Directors adopted the 1993 Stock Option Plan (the "Plan") in November 1993 and the stockholders ratified the plan in January 1994. The total number of shares of common stock authorized for issuance upon exercise of options granted under the Plan is 3,000,000.

   The stock options activity is as follows:

                                         OPTIONS                   PRICE RANGE
   Granted                             1,703,159                 $ 2.71 - 5.00
   Balance at July 31, 1994            1,703,159
   Granted                               188,850                   2.27 - 5.00
   Balance at July 31, 1995            1,892,009                 $ 2.27 - 5.00
   Exercisable at July 31, 1995          771,864                 $ 2.71 - 5.00

   These options become exercisable over five years starting at various dates from date of grant, up to one year after the grant date.

   The options outstanding at July 31, 1995 will expire from November 10, 1997 to March 13, 2005.

(11)STOCK GRANT AND COMPENSATION PLANS

   The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said Plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:


    Year                  SHARES                Fair          Amount
    ended                                       VALUE           of
  JULY 31,                                                 COMPENSATION

    1983                  20,000         $      5.50        $  110,000
    1984                  19,750                5.125          101,219
    1985                  48,332             5.125-15.00       478,105
    1986                  11,250             5.125-15.00       107,032
    1988                  19,000         $      3.50       $     6,500

   On January 26, 1984, the Company adopted a stock bonus plan for directors and consultants. The plan was amended on October 6, 1986, to reserve 500,000 shares for issuance under the plan and to clarify a requirement that a stock cannot be transferred until three years after the date of the grant. The stock bonus plan for directors and consultants was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the stock bonus plan for directors and consultants. The following stock transactions occurred under the Company's stock bonus plan:


     Year                                                           Amount
     ended                                         Fair               of
   JULY 31,                SHARES                  VALUE         COMPENSATION
     1984                   130,250          $   2.50-3.88       $  385,917
     1985                    99,163             3.50-15.00          879,478
     1985                   (42,500)               2.50            (105,825)*
     1986                    15,394             9.65-15.00          215,400
     1987                     5,000          $     15.00        $    75,000

   * Shares granted in 1984 were renegotiated in 1985 and cancelled as a result of recipient's termination.

(11)STOCK GRANT AND COMPENSATION PLANS, (CONTINUED)

   ALFACELL CORPORATION 1989 STOCK PLAN

   Under the 1989 Stock Plan, one million shares of the Company's common stock have been reserved for issuance as awards to employees. The 1989 Stock Plan also provides for the granting of options to purchase common stock of the Company (see note 10). In addition, the 1989 Stock Plan provides for the issuance of one million shares of the Company's common stock as grants. To be eligible for a grant, grantees must have made substantial contributions and shown loyal dedication to the Company and be ineligible to receive an award or option.

   During the fiscal years ended, the following awards and grants were authorized under the 1989 Stock Plan:

    Year               SHARES           Fair                 Amount
    ended                               VALUE                  of
  JULY 31,                                                COMPENSATION

    1989                 30,000       $ 5.00           $       150,000
    1990                 56,000         6.00                   336,000
    1991                119,000         4.00                   476,000
    1992                104,000         2.75                   286,000
    1993                117,000         2.00                   234,000
    1994                  5,000       $ 3.00           $        15,000

   Compensation expense is recorded for the fair value of  all stock awards and
   grants  over  the  vesting  period.   The  1994 stock award was  immediately
   vested.  There were no stock awards in fiscal 1995.

(12)INCOME TAXES

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) for the year ended July 31, 1993. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.







(12)INCOME TAXES, (CONTINUED)

   At July 31, 1995 and 1994, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                    1995                         1994
Deferred tax assets:
   Excess of book over tax depreciation                    $           26,223  $                  56,116
   Deferred compensation                                              165,999                     55,916
   Other                                                                7,993                      1,996
   Federal and state net operating loss                             8,926,338     8,662,634
carryforwards
   Research and experimentation and investment
   tax                                                                473,287                    471,234
    credit carryforwards
Total gross deferred tax assets                                     9,599,840                  9,247,896

Valuation allowance                                            (9,599,840)                    (9,247,896)
Net deferred tax assets                                    $           -       $                    -

   A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   At July 31, 1995, the Company has federal net operating loss carryforwards of approximately $23,460,000 that expire in the years 1997 to 2010. The Company also has investment tax credit carryforwards of $63,076 and research and experimentation tax credit carryforwards of $410,211 that expire in the years 1998 to 2010. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs.

(13)OTHER FINANCIAL INFORMATION

   Accrued expenses as of July 31, consist of the following:

                                               1995                  1994

         Payroll and payroll             $  27,539       $        12,535
taxes
         Interest                           10,196                10,623
         Professional fees                  23,800                29,675
         Other                              40,242                    -
                                         $ 101,777       $        52,833

(13)OTHER FINANCIAL INFORMATION, (CONTINUED)

   Prepaid expenses as of July 31, consist of the following:

                                        1995                 1994

Insurance                        $    31,607          $    26,223
NIH research                               -               32,000
Other                                  7,000               10,444
                                 $    38,607          $    68,667

(14)COMMITMENTS AND CONTINGENCIES

   On July 23, 1991, the Board of Directors authorized the Company to pay to the President and Chief Executive Officer of the Company an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE, or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patent. If the Company manufactures and markets its own drugs, then the Company will pay an amount equal to 5% of gross sales from any products sold during the life of the patents. In addition, the agreement provides for a reduction of indebtedness to the President and Chief Executive Officer in the amount of $200,000 upon the Company entering into a licensing agreement for its principal product.

   The Company has product liability insurance coverage in the amount of $6,000,000 for clinical trials. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

(15)RESEARCH AND DEVELOPMENT AGREEMENT

   In November 1992, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health (NIH). In accordance with this CRADA, the NIH will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in January 1996, the Company is obligated to pay approximately $5,000 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000, $43,000 and $17,000 during the years ended July 31, 1995, 1994 and 1993, respectively.

(16)SUBSEQUENT EVENTS

   In order to preserve stock options as a source of financing which were granted during fiscal year 1993 and due to expire, the Board of Directors approved effective September 15, 1995, a one-year extension for 750,000 options which were held by officers and due to expire on that day. The exercise price was increased from $3.50 to $3.87, the fair market value of the common stock at the time of the extension.
(16)SUBSEQUENT EVENTS, (CONTINUED)

   On September 29, 1995, the Company completed a private placement resulting in the issuance of 1,105,536 shares of common stock and 8,540 three-year warrants to purchase shares of common stock at an exercise price of $4.00 per share to private and institutional investors. The stock and warrants were sold at prices ranging from $2.00 to $3.70 per share and resulted in net proceeds to the Company of approximately $2.3 million.