Form 10KSB/A
period 1995-07-31
ALFACELL CORP
filed 1995-10-17
CIK 708717

October 17, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Attention:  Filing Desk

     Re:  Alfacell Corporation
          10KSB/A AMENDMENT TO 1995 ANNUAL REPORT ON FORM 10KSB

Dear Sir or Madam:

          On behalf of Alfacell Corporation, a Delaware corporation (the "Company"), we hereby submit electronically the 10KSB/A Amendment to the Company's Annual Report on Form 10KSB, filed with the Commission on October 11, 1995.

          This 10KSB/A is being filed to include Exhibit 27.0, the Financial Data Schedule, which was inadvertently omitted from the original 10KSB filing.

          Manually executed signature pages have been executed prior to the time of this electronic filing and will be retained by the Company for five years.

          Please contact the undersigned at (212) 418-0636 at your earliest convenience with any questions you may have.

                                   Very truly yours,


                                   /s/Kevin T. Collins
                                   Kevin T. Collins

                                      SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALFACELL CORPORATION


                                                       /s/ Gail E. Fraser
                                                  By:  Gail E. Fraser
                                                       Vice President, Finance
                                                       and Chief Financial
                                                       Officer (Principal
                                                       Financial Officer
                                                       and Director and
                                                       Principal Accounting
                                                       Officer)

Dated: October 17, 1995