Form 10KSB/A
period 1995-07-31
ALFACELL CORP
filed 1995-11-17
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                            FORM 10-KSB/A2

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

                DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 11, 1995, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:  YES          No   X


                             Table of Contents

PART I                                                                PAGE

      Item  1.   Business                                              1

      Item  2.   Properties                                            6

      Item  3.   Legal Proceedings                                     6

      Item  4.   Submission of Matters to a Vote of Security
                  Holders                                              6

PART II

      Item  5.   Market for Common Equity and Related Stockholder
                  Matters                                              6

      Item  6.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7

      Item  7.   Financial Statements                                  9

      Item  8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               10

PART III

      Item  9.   Directors and Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                    10

      Item 10.   Executive Compensation                                10

      Item 11.   Security Ownership of Certain Beneficial Owners
                  and Management                                       10

      Item 12.   Certain Relationships and Related Transactions        10

      Item 13.   Exhibits and Reports on Form 8-K                      10





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

ONCONASE has been used to treat over 245 cancer patients on a weekly basis, including 115 patients with advanced stages of pancreatic, non-small cell lung, mesothelioma and metastatic breast cancer. Encouraging results have been observed in Phase I and II clinical trials. Side effects associated with
ONCONASE have been modest, are primarily renal and are reversible upon reduction of dose or discontinuation of treatment. Patients treated with ONCONASE have shown no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Alfacell expects to begin a randomized multi-center Phase III clinical trial testing ONCONASE in advanced pancreatic cancer patients by the end of November 1995.

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

Although all of the mechanisms of ONCONASE's anti-tumor activity have not been fully delineated, the following processes have been identified experimentally:

Binding of ONCONASE to cell surface receptors followed by:

      .    Cellular internalization;

      .    Ribonucleolytic degradation of RNAs;

      .    Inhibition of protein synthesis;

      .    Inhibition of the cell growth; and

      .    Cell death

Pre-clinical and clinical data to date has shown that ONCONASE has the capacity to enter chemotherapy resistant cells, overcome multiple drug resistance ("MDR") and other mechanisms of drug resistance, and is synergistic with many other chemotherapies against numerous tumor cell lines.

CLINICAL TRIALS

Alfacell has tested ONCONASE in over 245 patients in its Phase I and II clinical trials. ONCONASE as a single agent was tested in 194 patients with a variety of solid tumors and 51 advanced pancreatic cancer patients were treated with ONCONASE in combination with tamoxifen. Alfacell expects to begin a randomized multi-center Phase III clinical trial testing the combination of ONCONASE and tamoxifen in advanced pancreatic cancer patients by the end of November 1995. IN VITRO results showed ONCONASE to be synergistic with tamoxifen in inhibiting pancreatic carcinoma tumor cell growth.

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

MANUFACTURING

The Company has signed a letter of intent with Scientific Protein Laboratories ("SPL"), a subsidiary of a division of American Home Products Corp., which will perform the intermediary manufacturing process which entails purifying ONCONASE. Subsequently, the intermediate product is sent to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, no specific arrangements have been made for the manufacture of the Company's product. Compliance with current Good Manufacturing Practices ("cGMP") is a requirement for product manufactured for use in Phase III clinical trials and for commercial sale. Both SPL, and the contract filler to whom the intermediate product is sent for the final manufacturing step and vial filling, manufacture in accordance with cGMP. For the foreseeable future, the Company intends to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture its product. If the Company were to establish a manufacturing facility, which it currently does not intend to do, the Company would require substantial additional funds and would be required to hire and retain significant additional personnel to comply with the extensive cGMP regulations of the FDA applicable to such a facility. No assurance can be given that the Company would be able to make the transition successfully to commercial production, if it chose to do so.

MARKETING

Neither the Company nor any of its officers or employees has pharmaceutical marketing experience. The Company intends to enter into development and marketing agreements with third parties. The Company expects that under such arrangements it would act as a co-marketing partner or would grant exclusive marketing rights to its corporate partners in return for up-front fees, milestone payments and royalties on sales. Under these agreements, the Company's marketing partner may have the responsibility for a significant portion of development of the product and regulatory approval. In the event that the marketing partner fails to develop a marketable product or fails to market a product successfully, the Company's business may be adversely affected. If the Company were to market its products itself, significant additional expenditures and management resources would be required to develop an internal sales force and there can be no assurance that the Company would be successful in penetrating the markets for any products developed or that internal marketing capabilities would be developed at all.

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

PATENTS

The Company presently owns two (2) U.S. Patents: No. 4,882,421 issued November 21, 1989 and No. 4,888,172 issued December 19, 1989. U.S. Patent No. 4,882,421 contains a disclosure that in certain respects is erroneous and is consequently complicating the prosecution of other Company patent applications before the U.S. Patent and Trademark Office ("USPTO"). The Company considers these other patent applications to be more important than U.S. Patent No. 4,882,421 and has decided to disclaim this patent. The effect of the disclaimer will be that the Company's patent protection in the United States will be limited to that afforded under the claims of U.S. Patent No. 4,888,172 unless and until other patent protection is obtained in the U.S. The Company also owns five other patent applications that are pending in the USPTO.
The Company presently owns two (2) European Patents: No. 0 440 633 filed March 31, 1989 and No. 0 500 589 filed October 26, 1990. Both European patents have been validated in selected European nations. For each of these European patents, the Company has filed a counterpart application in Japan; both Japanese patent applications are presently pending.

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


                                  Part II

Item 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded under the symbol "ACEL" and is quoted on the Bulletin Board. On September 22, 1995, the high bid and low asked quotations for the Company's Common Stock were $4-5/16 and $4-3/8, respectively. As of September 22, 1995, there were approximately 1544 stockholders of record of the Company's Common Stock.

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

The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. To date, the Company has had several preliminary discussions regarding potential collaborative agreements and strategic alliances, however there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the commencement of Phase III clinical trials. Taking into account the net proceeds received in the private placement completed in September 1995, the Company believes that its current resources will be sufficient to meet its anticipated cash needs through August 1996 (assuming the bank debt is refinanced on or before May 1996). To date, a significant portion of the Company's financing has been provided by its President and Chief Executive Officer and through private placements of common stock, the issuance of common stock for services rendered and debt financing. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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


                                 Part III

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-B).

      Exhibit                                   ITEM TITLE                                 Exhibit No. or
        NO.                                                                               Incorporation BY
                                                                                              REFERENCE
              3.1   Certificate of Incorporation                                                  *
              3.2   By-Laws                                                                       *
              3.3   Amendment to Certificate of Incorporation                                     #
              4.1   Form of Convertible Debenture                                                **
             10.1   Employment Agreement dated as of July 1, 1994 with Kuslima Shogen            ++
             10.2   Lease, as amended - 225 Belleville Avenue, Bloomfield, New Jersey            **
             10.3   Amendment to Lease - 225 Belleville Avenue, Bloomfield, New Jersey            #
             10.4   Term Loan Agreement dated as of May 31, 1993 by and between the              **
                    Company and First Fidelity Bank, N.A., New Jersey
             10.5   Term Note dated as of May 31, 1993 issued by the Company to First            **
                    Fidelity Bank, N.A., New Jersey
             10.6   Patent Security Agreement dated as of May 31, 1993 by and between            **
                    the   Company and First Fidelity Bank, N.A., New Jersey
             10.7   Security Agreement dated as of May 31, 1993 by and between the               **
                    Company and First Fidelity Bank, N.A., New Jersey
             10.8   Subordination Agreement dated as of May 31, 1993 by and among the            **
                    Company, Kuslima Shogen, and First Fidelity Bank, N.A., New Jersey
             10.9   Amendment to Subordination Agreement dated as of May 31, 1993 by              #
                    and among the Company, Kuslima Shogen, and First Fidelity Bank,
                    N.A., New Jersey dated June 30, 1995
             10.10  Form of Stock Purchase Agreement and Certificate used in                     ***
                    connection with private placements
             10.11  Form of Stock and Warrant Purchase Agreement and Warrant Agreement           ***
                    used in Private Placement completed on March 21, 1994
             10.12  The Company's 1993 Stock Option Plan and Form of Option Agreement           *****
             10.13  Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen          ****
             10.14  Accrued Salary Conversion Agreement dated March 30, 1994 with               ****
                    Kuslima  Shogen
             10.15  Accrued Salary Conversion Agreement dated March 30, 1994 with               ****
                    Stanislaw Mikulski
             10.16  Debt Conversion Agreement dated March 30, 1994 with John Schierloh          ****
             10.17  Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
             10.18  Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
             10.19  Amendment No. 1 dated June 20, 1994 to Option Agreement dated               ****
                    March 30, 1994 with Kuslima Shogen
             10.20  Amendment No. 1 dated June 17, 1994 to Term Loan Agreement dated            ****
                    May 31, 1993 between Kuslima Shogen and First Fidelity Bank, N.A.,
                    New  Jersey
             10.21  Second Pledge Agreement dated June 17, 1994 by and among the                ****
                    Company,  Kuslima Shogen and First Fidelity Bank, N.A., New Jersey
             10.22  Form of Amendment No. 1 dated June 20, 1994 to Option Agreement             *****
                    dated March 30, 1994 with Kuslima Shogen
             10.23  Form of Amendment No. 1 dated June 20, 1994 to Option Agreement             *****
                    dated March 30, 1994 with Stanislaw Mikulski
             10.24  Form of Stock and Warrant Purchase Agreement and Warrant Agreement            +
                    used in Private Placement completed on September 13, 1994
             10.25  Employment Agreement dated as of July 31, 1994 with Gail E. Fraser           ++
             10.26  Form of Subscription Agreements and Warrant Agreement used in                 #
                    Private Placements closed in October 1994 and September 1995.
             21.0   Subsidiaries of Registrant                                                   **
             23.1   Consent of KPMG Peat Marwick LLP                                             ##
             23.2   Consent of Armus, Harrison & Co.                                              #
             27.0   Financial Data Schedule                                                       #

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

# Previously filed as exhibits to the Company's Annual Report on Form 10-KSB and incorporated herein by reference thereto.

##    Filed herewith.

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







                                                   ALFACELL CORPORATION


                                                   By:
                                                        Gail E. Fraser
                                                        Vice President, Finance
                                                        and Chief Financial
                                                        Officer

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company has incurred substantial losses in each year since its inception. In addition, the Company is a development stage company and its principal operation for production of income has not commenced. The Company's working capital has been reduced considerably by operating losses, and has a deficit net worth. These factors, among others, as discussed in Note 2 of the Notes to Financial Statements, indicate substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount of classification of liabilities that might be necessary should the Company be unable to continue its existence.

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
end of year

   In March 1994, the following liabilities were converted into options to purchase common stock: the long-term liability at July 31, 1993 of $2,061,844, accrued payroll and expenses, related parties of $729,346 at July 31, 1993, additional advances by the President and Chief Executive Officer and accrued interest during the period from August 1, 1993 to January 31, 1994 of $260,353 and accrued salaries and expense for that period owed to the President and Chief Executive Officer and to the Executive Vice President and Medical Director aggregating $143,426. These liabilities as of January 31, 1994 were converted into 5-year options to purchase 1,655,423 shares of common stock at an exercise price of $3.20. Certain options were issued pursuant to the 1993 Stock Option Plan (see note
   10).

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

(10)STOCK OPTIONS, (CONTINUED)

   NON-QUALIFIED STOCK OPTIONS

   The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:


                                                              SHARES                 PRICE RANGE

   Granted                                                   1,032,000            $   3.00-3.50
   Exercised                                                  (170,000)                 3.00
   Cancelled                                                    (6,000)                 3.50
   Balance at July 31, 1988                                    856,000                3.00-3.50

   Exercised                                                    (1,000)                 3.50
   Balance at July 31, 1989                                    855,000                3.00-3.50

   Cancelled                                                  (100,000)                 3.00
   Expired                                                     (59,011)                 3.50
   Exercised                                                  (105,989)               3.00-3.50
   Balance at July 31, 1990, 1991 and 1992                     590,000                3.00-3.50

   Expired                                                    (590,000)               3.00-3.50
   Granted                                                     750,000                  3.50
   Balance at July 31, 1993                                    750,000                  3.50
   Granted pursuant to conversion of certain
   liabilities:                                              1,324,014                  3.20
     related party
     unrelated party                                            73,804                  3.20
   Repurchased stock options                                  (102,807)                 3.20
   Balance at July 31, 1994 and 1995                         2,045,011            $   3.20-3.50

   Exercisable at July 31, 1995                              1,143,982            $   3.20-3.50


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

   The stock options activity is as follows:

                                                       OPTIONS                    PRICE RANGE
   Granted                                           1,371,750                  $ 2.71 - 5.00
   Granted pursuant to conversion of certain           331,409                            3.12
      liabilities, related party
   Balance at July 31, 1994                          1,703,159
   Granted                                             188,850                    2.27 - 5.00
   Balance at July 31, 1995                          1,892,009                    2.27 - 5.00
   Exercisable at July 31, 1995                        771,864                  $ 2.71 - 5.00

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