Form 10QSB
period 1995-10-31
ALFACELL CORP
filed 1995-12-14
CIK 708717

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                   -----------------------------

                            FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

   OCTOBER 31, 1995                                  0-11088
For the quarterly period ended             Commission file number

                       ALFACELL CORPORATION
      (Exact name of registrant as specified in its charter)



           DELAWARE                               22-2369085


(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


       225 BELLEVILLE AVENUE, BLOOMFIELD, NEW JERSEY  07003
        (Address of principal executive offices)(Zip Code)
                          (201) 748-8082
         (Issuer's telephone number, including area code)

                             NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report)




Check whether the  issuer  (1)  filed  all  reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common shares outstanding as of December 11, 1995:    11,610,063



Transitional small business disclosure format (check one):    Yes       No   X

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                               Balance Sheets
                     October 31, 1995 and July 31, 1995


                              ASSETS                                October 31,
                                                                        1995                      July 31,
                                                                    (UNAUDITED)                     1995
Current assets:
     Cash                                              $                1,360,610          $          648,027
     Marketable securities                                              1,850,000                     750,000
     Prepaid expenses                                                      20,806                      38,607
          Total current assets                                          3,231,416                   1,436,634
Property and equipment, net of accumulated                                100,350   104,301
depreciation and amortization of $671,227 at October
31, 1995 and $666,261 at July 31, 1995

Other assets:
     Deferred debt costs, net                                              21,000                      31,500
     Other                                                                 34,830                      43,735
                                                                           55,830                      75,235
          Total assets                                 $                3,387,596          $        1,616,170
                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Current portion of long-term debt                 $                   95,430          $        1,602,974
     Loans and interest payable, related party                             69,838                     138,638
     Accounts payable                                                     226,011                     183,222
     Accrued payroll and expenses, related parties                        450,144                     414,996
     Accrued expenses                                                      51,678                     101,777
          Total current liabilities                                       893,101                   2,441,607
Long-term debt, less current portion                                    1,436,011                       7,129
          Total liabilities                                             2,329,112                   2,448,736
Commitments and contingencies
Stockholders' equity (deficiency):
     Preferred stock, $.001 par value.                                   -                            -
          Authorized and unissued, 1,000,000 shares at
October 31, 1995 and July 31, 1995
     Common stock $.001 par value.                                         11,580                      10,319
          Authorized 25,000,000 shares at October 31,
          1995;
          Issued and outstanding 11,579,863 shares at
October 31, 1995 and 10,319,187 shares at July 31,
1995
     Capital in excess of par value                                    38,995,032                  36,262,427
     Common stock to be issued.                                           108,000                     343,808
          30,000 shares at October 31, 1995 and
          139,080 shares at
          July 31, 1995
     Deficit accumulated during development stage
                                                                      (38,056,128)                (37,449,120)
          Total stockholders' equity (deficiency)                       1,058,484                    (832,566)
          Total liabilities and stockholders' equity   $                3,387,596          $1,616,170
(deficiency)
See accompanying notes to financial statements.STATEMENTS OF OPERATIONS

                Three months ended October 31, 1995 and 1994,
                     and the Period from August 24, 1981
                   (Date of Inception) to October 31, 1995

                                 (Unaudited)


                                                           THREE MONTHS ENDED      AUGUST 24,
                                                              OCTOBER 31,             1981
                                                                                    (DATE OF
                                                                                   INCEPTION)
                                                                                       TO
                                                         1995       1994               OCTOBERREVENUE:
                                                                                   31, 1995
                                                                                                   Sales
                                                     $        -                 -    553,489       Investment
                                                                                              income
                                                         34,430             3,380    235,434       Other
                                                                                              income
                                                              -                 -                  TOTAL
                                                                                      60,103  REVENUE
                                                         34,430             3,380
                                                                                     849,026
                                                                                              COSTS AND
                                                                                              EXPENSES:
                                                                                                   Cost of
                                                                                              sales
                                                              -                 -    336,495       Research
                                                                                              and development
                                                        443,724           326,572 20,814,224       General and
                                                                                              administrative
                                                        166,370           160,085 15,065,190       Interest:
                                                                                                        Related
                                                                                              parties
                                                          1,153             3,969  1,033,312            Others
                                                         30,191            33,691  1,655,933         TOTAL
                                                                                              COSTS AND
                                                                                              EXPENSES
                                                        641,438           524,317 38,905,154
                                                                                                     NET LOSS
                                                     $ (607,008)         (520,937)(38,056,128)
                                                                                                   Loss per
                                                                                              common share
                                                     $                       (.06)
                                                           (.05)                       (6.84)
                                                                                              Weighted average
                                                                                              number of shares
                                                                                              outstanding

                                                                        9,300,526
                                                     11,331,955                    5,563,193


                                                       See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                Three months ended October 31, 1995 and 1994,
                     and the Period from August 24, 1981
                   (Date of Inception) to October 31, 1995

                                 (Unaudited)

                                                         THREE MONTHS ENDED           AUGUST 24, 1981
                                                            OCTOBER 31,             (DATE OF INCEPTION)
                                                                                            TO
                                                    1995            1994          OCTOBER 31, 1995
Cash flows from operating activities:
  Net Loss                                      $    (607,008)        (520,937)             (38,056,128)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities:
    Gain on sale of marketable                                 -                -               (25,963)
securities
    Depreciation and amortization                         15,466           16,628               993,459
    Loss on disposal of property and
      equipment                                                -                -                18,926
    Noncash operating expenses                            15,997                -             4,787,009
    Amortization of deferred                                   -           58,50011,442,000
compensation
    Amortization of organization costs                         -                -                 4,590
Changes in assets and liabilities:
    (Increase) decrease in prepaid                        17,801           35,455               (20,806)
expenses
    (Increase) decrease in other                           8,905          (31,606)         37,388
assets
    Increase (decrease) in interest
payable                                                  (68,800)           3,969814,377
       related party
    Increase (decrease) in accounts                       42,789         (112,420)       303,275
payable
    Increase in accrued payroll and
       expenses, related parties                          35,148           51,734             2,798,289
    Increase (decrease) in accrued                       (50,099)           6,664       593,191
expenses
    Net cash used in operating                          (589,801)        (492,013)          (16,310,393)
activities
Cash flows from investing activities:
    Purchase of marketable equity                     (1,100,000)               -            (2,140,420)
securities
    Proceeds from sale of marketable
equity                                                         -           51,029316,383
       securities
    Purchase of property and equipment                    (1,015)               -              (997,202)
    Patent costs                                            -                -                  (97,841)
     Net cash provided by (used in)
investing activities                                  (1,101,015)          51,209            (2,919,080)

See accompanying notes to financial statements.                 (continued)

                     STATEMENTS OF CASH FLOWS, Continued

                Three months ended October 31, 1995 and 1994,
                     and the Period from August 24, 1981
                   (Date of Inception) to October 31, 1995

                                 (Unaudited)

                                                              THREE MONTHS ENDED           AUGUST 24, 1981
                                                                 OCTOBER 31,             (DATE OF INCEPTION)
                                                                                                 TO
                                                         1995            1994          OCTOBER 31, 1995
Cash flows from financing activities:
  Proceeds from short-term borrowings                $              -                -               849,500
  Payment of short-term borrowings                                  -                -              (623,500)
  Increase in loans payable - related                               -                -   2,628,868
party, net
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                            -                -             2,377,143
  Reduction of bank debt and long-term                        (78,662)         (20,252)           (1,360,274)
debt
  Proceeds from common stock to be issued                     108,000          100,000               497,008
  Proceeds from issuance of common stock,                   2,349,061          492,718         15,437,138
net
  Proceeds from exercise of stock options                      25,000                -               437,200
  Proceeds from issuance of convertible                         -                -         347,000
debentures
     Net cash provided by financing                         2,403,399          572,466  20,590,083
activities
     Net increase in cash                                     712,583          131,662             1,360,610
Cash at beginning of period                                   648,027          202,654                 -
Cash at end of period                                $      1,360,610          334,316             1,360,610
Supplemental disclosure of cash flow
information -                                        $         30,844           33,7901,390,348
   interest paid
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer           $          -                 -                2,725,000
   Issuance of common stock upon the
conversion of                                        $          -                -    2,945,000
     convertible subordinated debentures,
related party
   Conversion of short-term borrowings to            $          -               44,000   226,000
common stock
   Conversion of accrued interest, payroll
and expenses by                                      $          -                -    3,194,969
     related parties to stock options
   Repurchase of stock options from                  $          -                -                  (198,417)
related party
   Conversion of accrued interest to stock           $          -                -            142,441
options
   Conversion of accounts payable to                 $          -               77,265    77,265
common stock
   Conversion of notes payable, bank and
      accrued interest to long-term debt             $          -                -                 1,699,072
   Conversion of loans and interest
payable,
      related party and accrued payroll
and                                                  $          -                -    1,863,514
      expenses, related parties to long-
term
      accrued payroll and other, related
party
   Issuance of common stock upon the
conversion of                                        $          -                -      127,000
      convertible subordinated debentures,
other

See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A Development Stage Company)


                   NOTES TO FINANCIAL STATEMENTS

                            (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1995 and the results of operations for the three month period ended October 31, 1995 and 1994 and the period from August 24, 1981 (date of inception) to October 31, 1995. The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.


2.   CAPITAL STOCK

     On August 4, 1995, the Company issued 6,060 shares of common stock as payment for services rendered to the Company. The fair value of this common stock was charged to operations.

     On August 8, 1995, 10,000 options were exercised resulting in gross proceeds to the Company of $25,000.

     On September 29, 1995, the Company completed a private placement resulting in the issuance of 1,925,616 shares of restricted common stock and three-year warrants to purchase an aggregate of 55,945 shares of common stock at an exercise price of $4.00 per share. The common stock was sold alone at per share prices ranging from $2.00 to $3.70, and in combination with warrants at per share prices ranging from $4.96 to $10.92, which related to the number of warrants contained in the unit. The Company received proceeds of approximately $4.1 million, including $1,723,000 received prior to the fiscal year ended July 31, 1995, and incurred net costs associated with the placement of approximately $18,000.

                       ALFACELL CORPORATION
                   (A Development Stage Company)


2.   CAPITAL STOCK (CONTINUED)

     In October 1995, a private placement of 30,000 shares of common stock at $3.60 per share was made to a single investor for a total of $108,000.

     On December 11, 1995, the Securities and Exchange Commission declared effective a registration statement for the offer and sale of up to 2,071,561 shares of common stock by shareholders and warrant holders of the Company. Of these shares (i) 1,965,616 were issued in private placements closed in October 1994 and September 1995, (ii) 95,945 underly warrants issued in such private placements closed in October 1994 and September 1995 and may be issued upon exercise of the warrants, and (iii) 10,000 underly a warrant issued to the Company's bank in connection with the amendment of its term loan agreement with the bank and may be issued upon exercise of such warrant.

     On December 11, 1995, the Securities and Exchange Commission declared effective a registration statement for the offer and sale of up to 3,299,561 shares of common stock by shareholders and option holders of the Company. Of these shares, (i) an aggregate of 1,002,906 shares were issued to private placement investors in private placements closed in March 1994 and September 1994, (ii) an aggregate of 30,000 shares were issued pursuant to the exercise of options, (iii) an aggregate of 1,088,506 shares may be issued upon exercise of warrants which were issued to private placement investors in such private placements closed in March 1994 and September 1994, and (iv) an aggregate of 1,178,149 shares may be issued upon exercise of certain outstanding options to purchase shares of common stock.

3.   SUBSEQUENT EVENT

     In November 1995, the Company's term loan agreement with its bank was amended effective as of October 1, 1995 and requires payment of the entire unpaid balance of the term loan on August 31, 1997. It is estimated that the outstanding balance on that date will be $1,369,000. As consideration for the extension, the Company granted the bank 10,000 warrants that expire on August 31, 1997 and have a per share exercise price of $4.19. The fair value of the warrants will be recorded as deferred debt cost and will be amortized over the remaining life of the loan.

                       ALFACELL CORPORATION
                   (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED OCTOBER 31, 1995 AND 1994

     REVENUES. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in the three months ended October 31, 1995 and 1994. Investment income for the three months ended October 31, 1995 increased to $34,000 compared to $3,000 for the same period last year due to an increase in the amount of funds invested.

     RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended October 31, 1995 was $444,000 compared to $327,000 for the same period last year, an increase of $117,000 or 36%. This increase was primarily due to an increase in costs associated with research being performed by the National Cancer Institute and expenses for the preparation of the Phase III clinical trial, including costs associated with manufacturing clinical supplies of ONCONASE, which were partially offset by a decrease in collection and analysis of clinical trial data.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended October 31, 1995 was $166,000 compared to $160,000 for the same period last year, an increase of $6,000 or 4%. This increase was primarily due to an increase over the same period last year in accounting fees offset by a decrease in amortization of expense related to stock awards made in prior years.

     INTEREST. Interest expense for the three months ended October 31, 1995 was $31,000 compared to $38,000 for the same period last year, a decrease of $7,000 or 18%. This decrease was primarily due to a decrease in interest payable-related party and interest on the Company's term loan over the prior year.

                       ALFACELL CORPORATION
                   (A Development Stage Company)


     NET LOSS. The Company has incurred net losses during each year since its inception. The net loss for the three months ended October 31, 1995 was $607,000 as compared to $521,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981, to October 31, 1995 amounted to $38,056,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 1995, the Company had a net increase in cash of $713,000. This increase resulted from net cash provided by financing activities of $2,403,000, which resulted primarily from a private placement of common stock and common stock warrants completed in September 1995 offset by net cash used in operating activities of $590,000 and net cash used in investing activities of $1,100,000 principally due to the purchase of marketable securities.

     The Company's term loan agreement with its bank was amended effective as of October 1, 1995. Among other things the amendment extended the maturity date of the loan from May 31, 1996 to August 31, 1997, which enabled the Company to reflect substantially the entire principal amount of the loan outstanding as of October 31, 1995 as long-term debt. This is the primary reason for the significant decrease in current liabilities as of October 31, 1995 compared to July 31, 1995 and the significant increase in long-term debt as of October 31, 1995 compared to July 31, 1995. It is estimated that the outstanding balance on August 31, 1997 will be $1,369,000. At that time, the Company intends to refinance the loan or raise sufficient equity to pay off the unpaid balance. However, there can be no assurance that the Company will be able to successfully conclude a refinancing or raise sufficient equity to pay off the unpaid balance.

     The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. To date, the Company has had several preliminary discussions regarding potential collaborative agreements and strategic alliances, however, there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the commencement of Phase III clinical trials. The Company believes that its current resources will be sufficient to meet its anticipated cash needs until August, 1996. To date, a significant portion of the Company's financing has been provided by its President and Chief Executive Officer and through private placements of common stock, the issuance of common stock for services rendered and debt financing. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

     Pursuant to the terms of the Company's amended term loan agreement with its bank (the "Term Loan"), without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows:
(i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, and (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's President and CEO has pledged the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan. The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit the sale of such stock whereupon the proceeds will be used to make payments under the pledgor's term loan agreement with the bank. The Term Loan Agreement prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of such pledged stock to the aggregate outstanding debt of the Company and pledger to the bank, below 1:1.

     The Company's working capital and capital requirements may depend upon numerous factors including, the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.


ITEM 5.   OTHER INFORMATION.

     On September 29, 1995, the Company completed a private placement resulting in the issuance of 1,925,616 shares of restricted common stock and three-year warrants to purchase an aggregate of 55,945 shares of common stock at an exercise price of $4.00 per share. The common stock was sold alone at per share prices ranging from $2.00 to $3.70, and in combination with warrants at per share prices ranging from $4.96 to $10.92, which related to the number of warrants contained in the unit. The Company received proceeds of approximately $4.1 million, including $1,723,000 received prior to the fiscal year ended July 31, 1995, and incurred net costs associated with the placement of approximately $18,000.

     In October 1995, a private placement of 30,000 shares of common stock at $3.60 per share was made to a single investor for a total of $108,000.


     In November 1995, the Company's term loan agreement with its bank was amended effective as of October 1, 1995 and requires payment of the entire unpaid balance of the term loan on August 31, 1997. It is estimated that the outstanding balance on that date will be $1,369,000. As consideration for the extension, the Company granted the bank 10,000 warrants that expire on August 31, 1997 and have a per share exercise price of $4.19. The fair value of the warrants will be recorded as deferred debt cost and will be amortized over the remaining life of the loan.

     On December 11, 1995, the Securities and Exchange Commission declared effective a registration statement for the offer and sale of up to 2,071,561 shares of common stock by shareholders and warrant holders of the Company. Of these shares (i) 1,965,616 were issued in private placements closed in October 1994 and September 1995, (ii) 95,945 underly warrants issued in such private placements closed in October 1994 and September 1995 and may be issued upon exercise of the warrants, and (iii) 10,000 underly a warrant issued to the Company's bank in connection with the amendment of its term loan agreement with the bank and may be issued upon exercise of such warrant.

     On December 11, 1995, the Securities and Exchange Commission declared effective a registration statement for the offer and sale of up to 3,299,561 shares of common stock by shareholders and option holders of the Company. Of these shares, (i) an aggregate of 1,002,906 shares were issued to private placement investors in private placements closed in March 1994 and September 1994, (ii) an aggregate of 30,000 shares were issued pursuant to the exercise of options, (iii) an aggregate of 1,088,506 shares may be issued upon exercise of warrants which were issued to private placement investors in such private placements closed in March 1994 and September 1994, and (iv) an aggregate of 1,178,149 shares may be issued upon exercise of certain outstanding options to purchase shares of common stock.

                       ALFACELL CORPORATION
                   (A Development Stage Company)


PART II. OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits (numbered in accordance with Item 601 of  Regulation  S-
B).

                                                                       Exhibit No. or
                                                                       Incorporation
      Exhibit                                                          BY REFERENCE
        NO.         ITEM TITLE
            3.1     Certificate of Incorporation                                         *
            3.2     By-Laws                                                              *
            3.3     Amendment to Certificate of Incorporation                          +++
            4.1     Form of Convertible Debenture                                       **
           10.1     Employment Agreement dated as of July 1, 1994 with                  ++
                    Kuslima Shogen
           10.2     Lease, as amended - 225 Belleville Avenue,                          **
                    Bloomfield, New Jersey
           10.3     Amendment to amended Lease - 225 Belleville                        +++
                    Avenue, Bloomfield, New Jersey
           10.4     Term Loan Agreement dated as of May 31, 1993 by                     **
                    and between the Company and First Fidelity Bank,
                    N.A., New Jersey
           10.5     Term Note dated as of May 31, 1993 issued by the                    **
                    Company to First Fidelity Bank, N.A., New Jersey
           10.6     Patent Security Agreement dated as of May 31, 1993                  **
                    by and between the Company and First Fidelity
                    Bank, N.A., New Jersey
           10.7     Security Agreement dated as of May 31, 1993 by and                  **
                    between the Company and First Fidelity Bank, N.A.,
                    New Jersey
           10.8     Subordination Agreement dated as of May 31, 1993                    **
                    by and among the Company, Kuslima Shogen, and
                    First Fidelity Bank, N.A., New Jersey
           10.9     Amendment to Subordination Agreement dated as of                   +++
                    May 31, 1993 by and among the Company, Kuslima
                    Shogen, and First Fidelity Bank, N.A., New Jersey
                    dated June 30, 1995
          10.10     Form of Stock Purchase Agreement and Certificate                   ***
                    used in connection with private placements
          10.11     Form of Stock and Warrant Purchase Agreement and                   ***
                    Warrant Agreement used in Private Placement
                    completed on March 21, 1994
          10.12     The Company's 1993 Stock Option Plan and Form of                 *****
                    Option Agreement
          10.13     Debt Conversion Agreement dated March 30, 1994                    ****
                    with Kuslima Shogen
          10.14     Accrued Salary Conversion Agreement dated March                   ****
                    30, 1994 with Kuslima Shogen
          10.15     Accrued Salary Conversion Agreement dated March                   ****
                    30, 1994 with Stanislaw Mikulski
          10.16     Debt Conversion Agreement dated March 30, 1994                    ****
                    with John Schierloh
          10.17     Option Agreement dated March 30, 1994 with Kuslima                ****
                    Shogen
          10.18     Option Agreement dated March 30, 1994 with Kuslima                ****
                    Shogen
          10.19     Amendment No. 1 dated June 20, 1994 to Option                     ****
                    Agreement dated March 30, 1994 with Kuslima Shogen
          10.20     Amendment No. 1 dated June 17, 1994 to Term Loan                  ****
                    Agreement dated May 31, 1993 between Kuslima
                    Shogen and First Fidelity Bank, N.A., New Jersey
          10.21     Second Pledge Agreement dated June 17, 1994 by and                ****
                    among the Company, Kuslima Shogen and First
                    Fidelity Bank, N.A., New Jersey
          10.22     Form of Amendment No. 1 dated June 20, 1994 to                   *****
                    Option Agreement dated March 30, 1994 with Kuslima
                    Shogen
          10.23     Form of Amendment No. 1 dated June 20, 1994 to                   *****
                    Option Agreement dated March 30, 1994 with
                    Stanislaw Mikulski
          10.24     Form of Stock and Warrant Purchase Agreement and                     +
                    Warrant Agreement used in Private Placement
                    completed on September 13, 1994
          10.25     Employment Agreement dated as of July 15, 1994                      ++
                    with Gail E. Fraser
          10.26     Form of Subscription Agreements and Warrant                        +++
                    Agreement used in private placements closed
                    between October 1994 and September 1995.
          10.27     Amendment No. 1 dated as of October 1, 1995 to                       #
                    Term Loan Agreement dated as of May 31, 1993 by
                    and between the Company and First Fidelity Bank,
                    N.A. New Jersey
          10.28     Amended and Restated Term Note dated as of October                   #
                    1, 1995 issued by the Company to First Fidelity
                    Bank, N.A. New Jersey
          10.29     Warrant dated as of October 1, 1995 issued by the                    #
                    Company to First Fidelity Bank, N.A. New Jersey

___________________________

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

      ****Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1994 and incorporated herein by reference thereto.

      *****Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-76950) and incorporated herein by reference thereto.

 + Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-83072) and incorporated herein by reference thereto.

++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1995 and incorporated herein by reference thereto.

+++ Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995 and incorporated herein by reference thereto.

 # Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-63341) and incorporated herein by reference thereto.


     (b)  Reports on Form 8-k.

          None.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALFACELL CORPORATION
                                                 (Registrant)



                                               /S/GAIL       E.      FRASER

                                         Gail E. Fraser
                                         Vice President, Finance and
                                         Chief Financial Officer





DECEMBER 14, 1995
Date