Form 10QSB
period 1996-01-31
ALFACELL CORP
filed 1996-03-15
CIK 708717

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                   -----------------------------

                            FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


   JANUARY 31, 1996                                  0-11088
For the quarterly period ended             Commission file number

                       ALFACELL CORPORATION
      (Exact name of registrant as specified in its charter)



           DELAWARE                               22-2369085
(State or other jurisdiction of                (IRS Employer
incorporation or organization                  Identification No.)


       225 BELLEVILLE AVENUE, BLOOMFIELD, NEW JERSEY  07003
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
Yes   X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common shares outstanding as of March 8, 1996:    11,726,679


Transitional small business disclosure format (check one):    Yes       No   X


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                               Balance Sheets
                     January 31, 1996 and July 31, 1995

                              ASSETS                                   January 31,
                                                                              1996                    July 31,
                                                                       (UNAUDITED)                       1995
Current assets:
     Cash                                              $                  161,897          $          648,027
     Marketable securities                                              2,450,000                     750,000
     Prepaid expenses                                                      20,189                      38,607
          Total current assets                                          2,632,086                   1,436,634
Property and equipment, net of accumulated                                 99,458   104,301
depreciation and amortization of $676,273 at January
31, 1996 and $666,261 at July 31, 1995

Other assets:
     Deferred debt costs, net                                              32,394                      31,500
     Other                                                                 32,521                      43,735
                                                                           64,915                      75,235
          Total assets                                 $                2,796,459          $        1,616,170
                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Current portion of long-term debt                 $                   95,198          $        1,602,974
     Loans and interest payable, related party                             45,488                     138,638
     Accounts payable                                                     293,431                     183,222
     Accrued payroll and expenses, related parties                        342,116                     414,996
     Accrued expenses                                                      80,176                     101,777
          Total current liabilities                                       856,409                   2,441,607
Long-term debt, less current portion                                    1,415,517                       7,129
          Total liabilities                                             2,271,926                   2,448,736
Commitments and contingencies
Stockholders' equity (deficiency):
     Preferred stock, $.001 par value                                           --                          --
          Authorized and unissued, 1,000,000 shares at
January 31, 1996 and July 31, 1995
     Common stock $.001 par value                                          11,716                      10,319
          Authorized 25,000,000 shares at January 31,
          1996;
          Issued and outstanding 11,716,679 shares at
January 31, 1996 and 10,319,187 shares at July 31,
1995
     Capital in excess of par value                                    39,400,014                  36,262,427
     Common stock to be issued                                                  --                    343,808
          139,080 shares at July 31, 1995
     Deficit accumulated during development stage
                                                                      (38,887,197)                (37,449,120)
          Total stockholders' equity (deficiency)                         524,533                    (832,566)
          Total liabilities and stockholders' equity   $                2,796,459          $1,616,170
(deficiency)
See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)


                          STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 1996 and 1995 and the Period from August 24, 1981
                    (Date of Inception) to January 31, 1996

                                 (Unaudited)







                                      Three Months Ended               Six Months Ended          August 24, 1981
                                          JANUARY 31,                     JANUARY 31,               (date of
                                                                                                   inception)
                                                                                                       to
                                     1996            1995            1996            1995       JANUARY 31, 1996
REVENUE
     Sales                   $            -- $            -- $            -- $            --  $       553,489
     Investment income                40,050           4,896          74,480           8,276          275,484
     Other income                         --              --              --              --           60,103
     TOTAL REVENUE                    40,050           4,896          74,480           8,276          889,076
COSTS AND EXPENSES
     Costs of sales                       --              --              --              --          336,495
     Research and development        577,276         230,106       1,021,000         556,678       21,391,500
     General and                     258,119         174,590         424,489         334,67515,323,309
administrative
     Interest
          Related parties                603           3,611           1,756           7,580        1,033,915
          Other                       35,121          32,179          65,312          65,870        1,691,054
     TOTAL COSTS AND EXPENSES        871,119         440,486       1,512,557         964,803       39,776,273
     NET LOSS                     $ (831,069)     $ (435,590)    $(1,438,077)     $ (956,527)    $(38,887,197)
Loss per common share           $       (.07)   $       (.05) $         (.12)   $       (.10)    $      (7.10)
Weighted average number of        11,662,304       9,454,133      11,497,130       9,377,3295,478,668
common shares outstanding



See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)


                          STATEMENTS OF CASH FLOWS

                 Six months ended January 31, 1996 and 1995,
                     and the Period from August 24, 1981
                   (Date of Inception) to January 31, 1996

                                 (Unaudited)

                                                         SIX MONTHS ENDED             AUGUST 24, 1981
                                                           JANUARY 31,              (DATE OF INCEPTION)
                                                                                            TO
                                                   1996             1995          JANUARY 31, 1996
Cash flows from operating activities:
  Net Loss                                     $    (1,438,077)       (956,527)             (38,887,197)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities:
    Gain on sale of marketable                                 -                -               (25,963)
securities
    Depreciation and amortization                         45,150           33,346             1,023,143
    Loss on disposal of property and
      equipment                                                -                -                18,926
    Noncash operating expenses                            15,997                -             4,787,008
    Amortization of deferred                                   -           58,50011,442,000
compensation
    Amortization of organization costs                         -                -                 4,590
Changes in assets and liabilities:
    (Increase) decrease in prepaid                        18,418           55,282               (20,189)
expenses
    (Increase) decrease in other                          (9,718)         (30,387)         18,765
assets
    Increase (decrease) in interest
payable                                                  (93,150)           7,580790,027
       related party
    Increase (decrease) in accounts                      110,209         (123,840)       370,696
payable
    Increase (decrease) in accrued
payroll                                                  (72,880)         121,7332,690,261
       and expenses, related parties
    Increase (decrease) in accrued                       (21,601)          (4,127)      621,689
expenses
    Net cash used in operating                        (1,445,652)        (838,440)          (17,166,244)
activities
Cash flows from investing activities:
    Purchase of marketable equity                     (1,700,000)               -            (2,740,420)
securities
    Proceeds from sale of marketable
equity                                                         -          251,209316,383
       securities
    Purchase of property and equipment                    (5,169)          (6,223)           (1,001,356)
    Patent costs                                            -                -                  (97,841)
     Net cash provided by (used in)
investing activities                                  (1,705,169)         244,986            (3,523,234)

See accompanying notes to financial statements.                 (continued)

                     STATEMENTS OF CASH FLOWS, Continued

                 Six months ended January 31, 1996 and 1995,
                     and the Period from August 24, 1981
                   (Date of Inception) to January 31, 1996

                                 (Unaudited)

                                                               SIX MONTHS ENDED            AUGUST 24, 1981
                                                                  JANUARY 31,            (DATE OF INCEPTION)
                                                                                                 TO
                                                         1996            1995          JANUARY 31, 1996
Cash flows from financing activities:
  Proceeds from short-term borrowings                $              -                -               849,500
  Payment of short-term borrowings                                  -                -              (623,500)
  Increase in loans payable - related                               -                -   2,628,868
party, net
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                            -                -             2,377,143
  Reduction of bank debt and long-term                        (99,388)         (42,240)           (1,381,000)
debt
  Proceeds from common stock to be issued                           -          197,490               389,008
  Proceeds from issuance of common stock,                   2,727,519          595,318         15,790,596
net
  Proceeds from exercise of stock options                      36,560                -               473,760
  Proceeds from issuance of convertible                         -                -         347,000
debentures
     Net cash provided by financing                         2,664,691          750,568  20,851,375
activities
     Net increase (decrease) in cash                         (486,130)         157,114               161,897
Cash at beginning of period                                   648,027          202,654                 -
Cash at end of period                                $        161,897          359,768               161,897
Supplemental disclosure of cash flow
information -                                        $         64,890           66,0681,424,394
   interest paid
Noncash financing activities:
   Issuance of warrants/options for                            15,100             -   15,100
services rendered
   Issuance of convertible subordinated
     debenture for loan payable to officer           $          -                 -                2,725,000
   Issuance of common stock upon the
conversion of                                        $          -                -    2,945,000
     convertible subordinated debentures,
related party
   Conversion of short-term borrowings to            $          -               44,000   226,000
common stock
   Conversion of accrued interest, payroll
and expenses by                                      $          -                -    3,194,969
     related parties to stock options
   Repurchase of stock options from                  $          -                -                  (198,417)
related party
   Conversion of accrued interest to stock           $          -                -            142,441
options
   Conversion of accounts payable to                 $          -               77,265    77,265
common stock
   Conversion of notes payable, bank and
      accrued interest to long-term debt             $          -                -                 1,699,072
   Conversion of loans and interest
payable,
      related party and accrued payroll
and                                                  $          -                -    1,863,514
      expenses, related parties to long-
term
      accrued payroll and other, related
party
   Issuance of common stock upon the
conversion of                                        $          -                -      127,000
      convertible subordinated debentures,
other

See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

                            (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1996 and the results of operations for the six month periods ended January 31, 1996 and 1995 and the period from August 24, 1981 (date of inception) to January 31, 1996. The results of operations for the six months ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     On August 8, 1995, options to purchase 10,000 shares of common stock were exercised resulting in gross proceeds to the Company of $25,000.

     On September 29, 1995, the Company completed a private placement resulting in the issuance of 1,925,616 shares of restricted common stock and three-year warrants to purchase an aggregate of 55,945 shares of common stock at an exercise price of $4.00 per share. The common stock was sold alone at per share prices ranging from $2.00 to $3.70, and in combination with warrants at per unit prices ranging from $4.96 to $10.92, which related to the number of warrants contained in the unit. The Company received proceeds of approximately $4.1 million, including $1,723,000 received prior to the fiscal year ended July 31, 1995, and incurred net costs associated with the placement of approximately $18,000.

     In October 1995, a private placement of 30,000 shares of common stock at $3.60 per share was made to a single investor for a total of $108,000.
     As consideration for the extension of the Company's term loan agreement with its bank, the Company granted the bank 10,000 warrants to purchase 10,000 shares of common stock at an exercise price of $4.19. The warrants were issued as of October 1, 1995 and expire on August 31, 1997.

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

     Also, on December 11, 1995, the Securities and Exchange Commission declared effective another registration statement for the offer and sale of up to 3,299,561 shares of common stock by shareholders and option holders of the Company. Of these shares, (i) an aggregate of 1,002,906 shares were issued to private placement investors in private placements closed in March 1994 and September 1994, (ii) an aggregate of 30,000 shares were issued pursuant to the exercise of options, (iii) an aggregate of 1,088,506 shares may be issued upon exercise of warrants which were issued to private placement investors in such private placements closed in March 1994 and September 1994, and (iv) an aggregate of 1,178,149 shares may be issued upon exercise of certain outstanding options to purchase shares of common stock.

     In November 1995, options to purchase 500 shares of common stock were exercised resulting in gross proceed to the Company of $1,560.

     In December 1995, a private placement of 102,316 shares of Common Stock at $3.80 per share was made to several investors for a total of $388,801.

     In December 1995, options to purchase 4,000 shares of common stock were exercised resulting in gross proceeds to the Company of $10,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 1996 AND 1995

     REVENUES. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in the six months ended January 31, 1996 and 1995. Investment income increased by $66,000 to $74,000 for the six month period ended January 31, 1996 compared to the same period last year.

     RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended January 31, 1996 was $577,000 compared to $230,000 for the same period last year, an increase of $347,000 or 151%. Research and development expense for the six months ended January 31, 1996 was $1,021,000 compared to $557,000 for the same period last year, an increase of $464,000 or 83%. These increases were primarily due to increases in costs associated with manufacturing clinical supplies of ONCONASE and costs in support of on-going clinical trials, including the Phase III trial for pancreatic cancer.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended January 31, 1996 was $258,000 compared to $175,000 for the same period last year, an increase of $83,000 or 47%. General and administrative expense for the six months ended January 31, 1996 was $424,000 compared to $335,000 for the same period last year, an increase of $89,000 or 27%. These increases were primarily due to an increase in legal fees primarily in connection with refinancing the Company's term loan agreement with its bank, amortization of loan costs due to the refinancing of the Company's bank debt in October 1995, and an increase in public relations and business development expenses.

     INTEREST. Interest expense for each of the three months ended January 31, 1996 and 1995 was $36,000. Interest expense for the six months ended January 31, 1996 was $67,000 compared to $73,000 for the same period last year, a decrease of $6,000 or 8%. The decrease was primarily due to the conversion of convertible subordinated debentures to common stock and a reduction in short-term loans payable over the prior year.

     NET LOSS. The Company has incurred net losses during each year since its inception. The net loss for the three months ended January 31, 1996 was $831,000 as compared to $436,000 for the same period last year. The net loss for the six months ended January 31, 1996 was $1,438,000 as compared to $957,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981, to January 31, 1996 amounted to $38,887,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses. The increases in the net loss for the current period were attributable generally to the increase in expenses discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 1996, the Company had a net decrease in cash of $486,000. This decrease resulted from net cash used in operating activities of $1,446,000 and net cash used in investing activities of $1,705,000 principally due to the purchase of marketable securities offset by net cash provided by financing activities of $2,665,000, which resulted primarily from a private placement of common stock and common stock warrants completed in September 1995. Total cash resources, including marketable securities, as of January 31, 1996 were $2,612,000 compared to $1,398,000 at July 31, 1995.

     The Company's term loan agreement with its bank was amended effective as of October 1, 1995. Among other things, the amendment extended the maturity date of the loan from May 31, 1996 to August 31, 1997, which enabled the Company to reflect substantially the entire principal amount of the loan outstanding as of January 31, 1996 as long-term debt. This is the primary reason for the significant decrease in current liabilities as of January 31, 1996 compared to July 31, 1995 and the significant increase in long-term debt as of January 31, 1996 compared to July 31, 1995. It is estimated that the outstanding balance on August 31, 1997 will be
$1,369,000. At that time, the Company intends to refinance the loan or raise sufficient equity to pay off the unpaid balance. However, there can be no assurance that the Company will be able to successfully conclude a refinancing or raise sufficient equity to pay off the unpaid balance.

     The Company's continued operations will depend on its ability to raise additional funds through a combination of equity and debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative partners for further development and marketing of ONCONASE, however, there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going Phase III clinical trial. The Company believes that its current resources will be sufficient to meet its anticipated cash needs until December 1996. To date, a significant portion of the Company's financing has been through private placements of common stock, the issuance of common stock for services rendered, debt financing and financing provided by the Company's President and Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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

     The Company's working capital and capital requirements depend upon numerous factors including, the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.



PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of stockholders was held on December 11, 1995.

(b) The directors elected at the annual meeting were Kuslima Shogen, Stanislaw M. Mikulski, Gail E. Fraser, Allen Siegel, Robert R. Henry and Alan Bell.

(c) The matters voted upon at the annual meeting and the results of the voting are set forth below. Broker non-votes were not applicable. All of such matters were approved by the stockholders.

          (i) The stockholders voted 7,404,094 shares in favor and withheld 58,335 shares with respect to the election of Kuslima Shogen as a director; 7,404,094 shares in favor and withheld 58,335 shares with respect to the election of Stanislaw Mikulski as a director; 7,400,994 shares in favor and withheld 61,435 shares with respect to the election of Gail E. Fraser as a director; 7,388,929 shares in favor and withheld 73,500 shares with respect to the election of Allen Siegel as a director; 7,404,094 shares in favor and withheld 58,335 shares with respect to the election of Robert R. Henry as a director; and 7,397,289 shares in favor and withheld 65,140 shares with respect to the election of Alan Bell as a director;

          (ii) The stockholders voted 7,449,804 shares in favor and 3,505 shares against a proposal to select KPMG Peat Marwick LLP to audit the Company's financial statements for the fiscal year ending July 31, 1996. 9,120 shares abstained from voting on this proposal.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

     Exhibit                             ITEM TITLE                           Exhibit No. or
       NO.                                                                   Incorporation BY
                                                                                 REFERENCE
          3.1     Certificate of Incorporation                                       *
          3.2     By-Laws                                                            *
          3.3     Amendment to Certificate of Incorporation                         +++
          4.1     Form of Convertible Debenture                                     **
         10.1     Employment Agreement dated as of July 1, 1994 with
                  Kuslima Shogen                                                    ++
         10.2     Lease, as amended - 225 Belleville Avenue, Bloomfield,
                  New Jersey                                                        **
         10.3     Amendment to Lease - 225 Belleville Avenue, Bloomfield,
                  New Jersey                                                        +++
         10.4     Term Loan Agreement dated as of May 31, 1993 by and
                  between the Company and First Fidelity Bank, N.A., New
                  Jersey                                                            **
         10.5     Term Note dated as of May 31, 1993 issued by the Company
                  to First Fidelity Bank, N.A., New Jersey                          **
         10.6     Patent Security Agreement dated as of May 31, 1993 by
                  and between the Company and First Fidelity Bank, N.A.,
                  New Jersey                                                        **
         10.7     Security Agreement dated as of May 31, 1993 by and
                  between the Company and First Fidelity Bank, N.A., New            **
                  Jersey
         10.8     Subordination Agreement dated as of May 31, 1993 by and
                  among the Company, Kuslima Shogen, and First Fidelity
                  Bank, N.A., New Jersey                                            **
         10.9     Amendment to Subordination Agreement dated as of May 31,
                  1993 by and among the Company, Kuslima Shogen, and First
                  Fidelity Bank, N.A., New Jersey dated June 30, 1995               +++
        10.10     Form of Stock Purchase Agreement and Certificate used in
                  connection with private placements                                ***
        10.11     Form of Stock and Warrant Purchase Agreement and Warrant
                  Agreement used in Private Placement completed on March
                  21, 1994                                                          ***
        10.12     The Company's 1993 Stock Option Plan and Form of Option
                  Agreement                                                        *****
        10.13     Debt Conversion Agreement dated March 30, 1994 with
                  Kuslima Shogen                                                   ****
        10.14     Accrued Salary Conversion Agreement dated March 30, 1994
                  with Kuslima Shogen                                              ****
        10.15     Accrued Salary Conversion Agreement dated March 30, 1994
                  with Stanislaw Mikulski                                          ****
        10.16     Debt Conversion Agreement dated March 30, 1994 with John
                  Schierloh                                                        ****
        10.17     Option Agreement dated March 30, 1994 with Kuslima               ****
                  Shogen
        10.18     Option Agreement dated March 30, 1994 with Kuslima               ****
                  Shogen
        10.19     Amendment No. 1 dated June 20, 1994 to Option Agreement
                  dated March 30, 1994 with Kuslima Shogen                         ****
        10.20     Amendment No. 1 dated June 17, 1994 to Term Loan
                  Agreement dated May 31, 1993 between Kuslima Shogen and
                  First Fidelity Bank, N.A., New  Jersey                           ****
        10.21     Second Pledge Agreement dated June 17, 1994 by and among
                  the Company, Kuslima Shogen and First Fidelity Bank,
                  N.A., New Jersey                                                 ****
        10.22     Form of Amendment No. 1 dated June 20, 1994 to Option
                  Agreement dated March 30, 1994 with Kuslima Shogen               *****
        10.23     Form of Amendment No. 1 dated June 20, 1994 to Option
                  Agreement dated March 30, 1994 with Stanislaw Mikulski           *****
        10.24     Form of Stock and Warrant Purchase Agreement and Warrant
                  Agreement used in Private Placement completed on
                  September 13, 1994                                                 +
        10.25     Employment Agreement dated as of July 31, 1994 with Gail
                  E. Fraser                                                         ++
        10.26     Form of Subscription Agreements and Warrant Agreement
                  used in Private Placements closed in October 1994 and
                  September 1995.                                                   +++
        10.27     Amendment No. 1 dated as of October 1, 1995 to Term Loan
                  Agreement dated as of May 31, 1993 by and between the
                  Company and First Fidelity Bank, N.A. New Jersey                   ~
        10.28     Amended and Restated Term Note dated as of October 1,
                  1995 issued by the Company to First Fidelity Bank, N.A.            ~
                  New Jersey
        10.29     Warrant dated as of October 1, 1995 issued by the
                  Company to First Fidelity Bank, N.A. New Jersey                    ~
         27.0     Financial Data Schedule                                            #


#      Filed herewith.

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

+++ Previously filed as exhibits to the Company's Annual Report on Form 10-KSB and incorporated herein by reference thereto.

~ Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-63341) and incorporated herein by reference thereto.

(b)    Reports on Form 8-K.

          None.

                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALFACELL CORPORATION
                                                 (Registrant)


                                             /S/     GAIL     E.     FRASER

                                         Gail E. Fraser
                                         Vice President, Finance and
                                         Chief Financial Officer (Principal
                                         Accounting Officer and Principal
                                         Financial Officer)





MARCH 15, 1996
Date