Form 10QSB
period 1996-04-30
ALFACELL CORP
filed 1996-06-13
CIK 708717

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                   -----------------------------

                            FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


   APRIL 30, 1996                                    0-11088
For the quarterly period ended             Commission file number

                       ALFACELL CORPORATION
      (Exact name of registrant as specified in its charter)



           DELAWARE                               22-2369085
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


       225 BELLEVILLE AVENUE, BLOOMFIELD, NEW JERSEY  07003
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
Yes   X    No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common shares outstanding as of May 15, 1996:    11,940,079

Transitional small business disclosure format (check one):    Yes       No   X

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                               Balance Sheets
                      April 30, 1996 and July 31, 1995

                              ASSETS                                     April 30,
                                                                              1996                    July 31,
                                                                       (UNAUDITED)                       1995
Current assets:
     Cash                                              $                  657,043          $         648,027
     Marketable securities (at cost which approximates                  1,700,000                    750,000
fair value)
     Prepaid expenses                                                      90,746                      38,607
          Total current assets                                          2,447,789                   1,436,634
Property and equipment, net of accumulated                                114,602                     104,301
Depreciation and amortization of $682,190 at April 30,
1996 and $666,261 at July 31, 1995

Other assets:
     Deferred debt costs, net                                              25,062                      31,500
     Other                                                                 28,454                      43,735
                                                                           53,516                      75,235
          Total assets                                 $                2,615,907          $        1,616,170
                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Current portion of long-term debt                 $                   93,280          $        1,602,974
     Loans and interest payable, related party                              1,250                     138,638
     Accounts payable                                                     351,764                     183,222
     Accrued payroll and expenses, related parties                        209,046                     414,996
     Accrued expenses                                                     139,289                     101,777
          Total current liabilities                                       794,629                   2,441,607
Long-term debt, less current portion                                    1,418,448                       7,129
          Total liabilities                                             2,213,077                   2,448,736
Commitments and contingencies
Stockholders' equity (deficiency):
     Preferred stock, $.001 par value                                           --                          --
          Authorized and unissued, 1,000,000 shares at
April 30, 1996 and July 31, 1995
     Common stock $.001 par value                                          11,901                      10,319
          Authorized 25,000,000 shares at April 30,
          1996;
          Issued and outstanding 11,900,679 shares at
April 30, 1996 and 10,319,187 shares at July 31, 1995
     Capital in excess of par value                                    39,996,257                  36,262,427
     Common stock to be issued                                                  --                    343,808
          139,080 shares at July 31, 1995
     Deficit accumulated during development stage
                                                                      (39,605,327)                (37,449,120)
          Total stockholders' equity (deficiency)                         402,830                    (832,566)
          Total liabilities and stockholders' equity   $                2,615,907                $1,616,170
(deficiency)
See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)


                          STATEMENTS OF OPERATIONS

          Three months and nine months ended April 30, 1996 and 1995 and the Period from August 24, 1981
                     (Date of Inception) to April 30, 1996

                                 (Unaudited)







                                      Three Months Ended               Nine Months Ended         August 24, 1981
                                            APRIL 30                       APRIL 30,                (date of
                                                                                                   inception)
                                                                                                       to
                                     1996            1995            1996            1995        APRIL 30, 1996
REVENUE
     Sales                   $            -- $            -- $            -- $            --  $       553,489
     Investment income                31,083           1,377         105,563           9,653          306,567
     Other income                         --              --              --              --           60,103
     TOTAL REVENUE                    31,083           1,377         105,563           9,653          920,159
COSTS AND EXPENSES
     Costs of sales                       --              --              --              --          336,495
     Research and development        520,826         243,423       1,541,826         800,101       21,912,326
     General and                     197,138         153,803         621,627         488,478       15,520,447
administrative
     Interest
          Related parties                 45           3,967           1,801          11,547        1,033,960
          Other                       31,205          30,519          96,517          96,389        1,722,259
     TOTAL COSTS AND EXPENSES        749,214         431,712       2,261,771       1,396,515       40,525,487
     NET LOSS                     $ (718,131)     $ (430,335)    $(2,156,208)    $(1,386,862)    $(39,605,328)
Loss per common share           $       (.06)   $       (.05) $         (.19)   $       (.15)    $      (7.34)
Weighted average number of
common shares outstanding         11,798,079       9,580,030      11,595,982       9,443,411        5,392,511



See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)


                          STATEMENTS OF CASH FLOWS

                 Nine months ended April 30, 1996 and 1995,
                     and the Period from August 24, 1981
                    (Date of Inception) to April 30, 1996

                                 (Unaudited)

                                                         NINE MONTHS ENDED            AUGUST 24, 1981
                                                            APRIL 30,               (DATE OF INCEPTION)
                                                                                            TO
                                                    1996             1995             APRIL 30, 1996
Cash flows from operating activities:
  Net Loss                                     $    (2,156,208)      (1,386,862)            (39,605,328)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities:
    Gain on sale of marketable                                 -                -               (25,963)
securities
    Depreciation and amortization                         58,398           51,224             1,036,391
    Loss on disposal of property and
      equipment                                                -                -                18,926
    Noncash operating expenses                            15,997                -             4,787,008
    Amortization of deferred                                   -           58,500            11,442,000
compensation
    Amortization of organization costs                         -                -                 4,590
Changes in assets and liabilities:
    (Increase) decrease in prepaid                       (52,139)          14,701               (90,746)
expenses
    (Increase) decrease in other                          (5,651)         (32,190)               22,832
assets
    Increase (decrease) in interest
payable                                                 (137,388)          11,547               745,789
       related party
    Increase (decrease) in accounts                      168,542          (71,261)              429,029
payable
    Increase (decrease) in accrued
payroll                                                 (205,950)         191,732             2,557,191
       and expenses, related parties
    Increase (decrease) in accrued                        37,512          (10,228)            680,802
expenses
    Net cash used in operating                        (2,276,887)      (1,172,837)          (17,997,479)
activities
Cash flows from investing activities:
    Purchase of marketable securities                   (950,000)               -            (1,990,420)
    Proceeds from sale of marketable
equity                                                         -          251,209                316,383
       securities
    Purchase of property and equipment                   (26,228)         (24,993)           (1,022,415)
    Patent costs                                            -                -                  (97,841)
     Net cash provided by (used in)
investing activities                                    (976,228)         226,216            (2,794,293)

See accompanying notes to financial statements.                 (continued)


                     STATEMENTS OF CASH FLOWS, Continued

                  Nine months ended April 30 1996 and 1995,
                     and the Period from August 24, 1981
                    (Date of Inception) to April 30, 1996

                                 (Unaudited)

                                                               NINE MONTHS ENDED           AUGUST 24, 1981
                                                                   APRIL 30,             (DATE OF INCEPTION)
                                                                                                 TO
                                                         1996            1995           APRIL 30, 1996
Cash flows from financing activities:
  Proceeds from short-term borrowings                $     -                -             849,500
  Payment of short-term borrowings                         -                -            (623,500)
  Increase in loans payable - related                      -                -           2,628,868
party, net
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs              29,540           17,595           2,406,683
  Reduction of bank debt and long-term              (127,915)         (66,907)         (1,409,527)
debt
  Proceeds from common stock to be issued                  -                -             389,008
  Proceeds from issuance of common stock,          3,033,876        1,203,318          16,096,953
net
  Proceeds from exercise of stock options            326,630                -             763,830
  Proceeds from issuance of convertible                    -                -             347,000
debentures
     Net cash provided by financing                3,262,131        1,154,006          21,448,815
activities
     Net increase (decrease) in cash                   9,016          207,385             657,043
Cash at beginning of period                          648,027          202,654                 -
Cash at end of period                       $        657,043          410,039             657,043
Supplemental disclosure of cash flow
information -                               $         96,446           97,039           1,455,950
   interest paid
Noncash financing activities:
   Issuance of warrants/options for                   15,100             -                 15,100
services rendered
   Issuance of convertible subordinated
     debenture for loan payable to officer      $          -                 -          2,725,000
   Issuance of common stock upon the
conversion of                                   $          -                -           2,945,000
     convertible subordinated debentures,
related party
   Conversion of short-term borrowings to       $          -                -             226,000
common stock
   Conversion of accrued interest, payroll
and expenses by                                 $          -                -           3,194,969
     related parties to stock options
   Repurchase of stock options from             $          -                -            (198,417)
related party
   Conversion of accrued interest to stock      $          -                -             142,441
options
   Conversion of accounts payable to            $          -                -              77,265
common stock
   Conversion of notes payable, bank and
      accrued interest to long-term debt        $          -                -           1,699,072
   Conversion of loans and interest
payable,
      related party and accrued payroll
and                                             $          -                -           1,863,514
      expenses, related parties to long-
term
      accrued payroll and other, related
party
   Issuance of common stock upon the
conversion of                                   $          -                -             127,000
      convertible subordinated debentures,
other

See accompanying notes to financial statements.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

                            (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1996 and the results of operations for the nine month periods ended April 30, 1996 and 1995 and the period from August 24, 1981 (date of inception) to April 30, 1996. The results of operations for the nine months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     In November 1995, options to purchase 500 shares of common stock were exercised resulting in gross proceeds to the Company of $1,560.

     In December 1995, a private placement of 102,316 shares of Common Stock at $3.80 per share was made to several investors for a total of $388,801.

     In December 1995, options to purchase 4,000 shares of Common Stock were exercised resulting in gross proceeds to the Company of $10,000.

     In February 1996, options to purchase 10,000 shares of Common Stock were exercised resulting in gross proceeds to the Company of $26,800.

     In March 1996, options to purchase 48,000 shares of Common Stock were exercised resulting in gross proceeds to the Company of $127,670.

     In March 1996, a private placement of 50,000 shares of Common Stock at $4.10 per share was made to an investor for a total of $205,000.
     In April 1996, options to purchase 51,000 shares of Common Stock were exercised resulting in gross proceeds to the Company of $135,600.

     In April 1996, a private placement of 25,000 shares of Common Stock at $4.24 per share was made to an investor for a total of $106,000.

3.   SUBSEQUENT EVENT

     In June 1996, the Company completed a private placement (the "June 1996 Private Placement") resulting in the issuance of approximately 1,600,000 shares of Common Stock and approximately 325,000 three-year warrants each to purchase one share of Common Stock at an exercise price of $7.50 per share (the "Warrants") to private and institutional investors. The Common Stock was sold alone for $3.70 per share and in combination with Warrants at a per unit price of $12.52. Each unit consists of one Warrant and three Common Shares. The June 1996 Private Placement resulted in net proceeds to the Company of approximately $6,000,000.

                       ALFACELL CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED APRIL 30, 1996 AND 1995

     REVENUES. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE<reg-trade-mark> and as such has not had any sales in the nine months ended April 30, 1996 and 1995. Investment income increased by $96,000 to $106,000 for the nine month period ended April 30, 1996 compared to the same period last year.

     RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended April 30, 1996 was $521,000 compared to $243,000 for the same period last year, an increase of $278,000 or 114%. Research and development expense for the nine months ended April 30, 1996 was $1,542,000 compared to $800,000 for the same period last year, an increase of $742,000 or 93%. These increases were primarily due to increases in costs associated with manufacturing clinical supplies of ONCONASE and costs in support of on-going clinical trials, including the Phase III clinical trial for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended April 30, 1996 was $197,000 compared to $154,000 for the same period last year, an increase of $43,000 or 28%. This increase was primarily due to costs associated with the Company's expansion of activities associated with public relations. General and administrative expense for the nine months ended April 30, 1996 was $622,000 compared to $488,000 for the same period last year, an increase of $134,000 or 27%. This increase was primarily due to the Company's expansion of activities associated with public relations and business development.

     INTEREST. Interest expense for the three months ended April 30, 1996 was $31,000 compared to $34,000 for the same period last year, a decrease of $3,000 or 9%. Interest expense for the nine months ended April 30, 1996 was $98,000 compared to $108,000 for the same period last year, a decrease of $10,000 or 9%. The decrease was primarily due to the conversion of convertible subordinated debentures to common stock and a reduction in short-term loans payable over the prior period.
     NET LOSS. The Company has incurred net losses during each year since its inception. The net loss for the three months ended April 30, 1996 was $718,000 as compared to $430,000 for the same period last year. The net loss for the nine months ended April 30, 1996 was $2,156,000 as compared to $1,387,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981, to April 30, 1996 amounted to $39,605,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses. The increases in the net loss for the current period were attributable generally to the increase in expenses discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 1996, the Company had a net increase in cash of $9,000. This increase resulted from net cash provided by financing activities of $3,262,000, primarily from a private placement of common stock and common stock warrants completed in September 1995 and proceeds from the exercise of stock options offset by net cash used in operating activities of $2,277,000 and net cash used in investing activities of $976,000 principally due to the purchase of marketable securities. Total cash resources, including marketable securities, as of April 30, 1996 were $2,357,000 compared to $1,398,000 at July 31, 1995.

     The Company's term loan agreement with its bank was amended effective as of October 1, 1995 (the "Term Loan"). Among other things, the amendment extended the maturity date of the Term Loan from May 31, 1996 to August 31, 1997, which has enabled the Company to reflect substantially the entire principal amount of the Term Loan outstanding as of April 30, 1996 as long-term debt. This is the primary reason for the significant decrease in current liabilities as of April 30, 1996 compared to July 31, 1995 and the significant increase in long-term debt as of April 30, 1996 compared to July 31, 1995. It is estimated that the outstanding balance on August 31, 1997 will be $1,369,000. At that time, the Company intends to refinance the Term Loan or raise sufficient equity to pay off the unpaid balance. However, there can be no assurance that the Company will be able to successfully conclude a refinancing or raise sufficient equity to pay off the unpaid balance.

     The Company's continued operations will depend on its ability to raise additional funds through a combination of equity and debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative partners for further development and marketing of ONCONASE, however, there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going Phase III clinical trial. The Company believes that its cash on hand, including marketable securities, as of April 30, 1996 coupled with the proceeds of the June 1996 Private Placement will be sufficient to meet its anticipated cash needs for the next two years. The previous statement is forward-looking in nature. Actual results could differ materially based on various factors, including, but not limited to, the Company's ability to maintain current levels of expenses and the occurrence of any number of unforeseeable contingencies beyond the Company's control. To date, a significant portion of the Company's financing has been through private placements of common stock, the issuance of common stock for services rendered, debt financing and financing provided by the Company's President and Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

     Pursuant to the terms of the Term Loan, without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, and (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's President and CEO has pledged the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan. The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit the sale of such stock whereupon the proceeds will be used to make payments under the pledgor's term loan agreement with the bank. The Term Loan agreement prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of such pledged stock to the aggregate outstanding debt of the Company and pledger to the bank, below 1:1.

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

+++ Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995 and incorporated herein by reference thereto.
~ Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-63341) and incorporated herein by reference thereto.

(b)    Reports on Form 8-K.

          None.

                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALFACELL CORPORATION
                                                 (Registrant)


JUNE 12, 1996                              /S/  GAIL E. FRASER
Date                                     Gail E. Fraser
                                         Vice President, Finance and
                                         Chief Financial Officer (Principal
                                         Accounting Officer and Principal
                                         Financial Officer)