Form 10KSB
period 1996-07-31
ALFACELL CORP
filed 1996-10-22
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                              July 31, 1996 0-11088
                For the fiscal year ended Commission file number

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

    [X] Issuer's revenues for the fiscal year ended July 31, 1996 were $184,250.

    The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the bid and asked prices as reported by the National Quotation Bureau on September 23, 1996 was $57,295,203. As of September 23, 1996 there were 14,446,193 shares of Common Stock, par value $.001 per share, outstanding.

         The Index to Exhibits appears on page 12.

                       Documents Incorporated by Reference

The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 21, 1996, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes          No   X

                                Table of Contents

PART I                                                                    Page

         Item  1. Business                                                  1

         Item  2. Properties                                                6

         Item  3. Legal Proceedings                                         7

         Item  4. Submission of Matters to a Vote of Security
                            Holders                                         7

PART II

         Item  5. Market for Common Equity and Related Stockholder
                            Matters                                         7

         Item  6. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations             8

         Item  7. Financial Statements                                     10

         Item  8. Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure         10

PART III

         Item  9. Directors and Executive Officers, Promoters
                            and Control Persons; Compliance with
                            Section 16(a) of the Exchange Act              10

         Item 10. Executive Compensation                                   10

         Item 11. Security Ownership of Certain Beneficial Owners
                            and Management                                 10

         Item 12. Certain Relationships and Related Transactions           10

         Item 13. Exhibits and Reports on Form 8-K                         11





The following trademarks appear in this Annual Report: ONCONASE(registered trademark) is a registered trademark of Alfacell Corporation; Gemzar(registered trademark) is a registered trademark of Eli Lilly & Co.

                                       (i)

                                     Part I

Item 1.  BUSINESS.

Overview

Alfacell Corporation ("Alfacell" or the "Company") is a biopharmaceutical company organized in 1981 to engage in the discovery, investigation and development of a new class of anti-cancer drugs isolated from leopard frog eggs and early embryos. The Company's first product under development is ONCONASE(registered trademark) which targets solid tumors, most of which are known to ultimately become resistant to other chemotherapeutic drugs. To date, the most significant clinical results with ONCONASE have been observed in advanced pancreatic, non-small cell lung, malignant mesothelioma and metastatic breast cancer. According to the American Cancer Society in 1996, approximately 388,000 people in the United States will be diagnosed with lung, breast and pancreatic cancer and approximately 231,000 will die.

ONCONASE has been used to treat patients with advanced stages of pancreatic, non-small cell lung, malignant mesothelioma and metastatic breast cancer on a weekly basis. Encouraging results have been observed in Phase I and II clinical trials in patients with these tumor types, warranting further trials, some of which are underway. Side effects associated with ONCONASE have been modest, are primarily renal and are reversible upon reduction of dose, or temporary or permanent discontinuation of treatment. Patients treated with ONCONASE have shown no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. In November 1995, Alfacell began a randomized multi-center Phase III clinical trial to test the combination of ONCONASE and tamoxifen versus 5-fluorouracil ("5-FU") in approximately 200 patients with advanced pancreatic cancer. A subsequent Phase III clinical trial was initiated in August 1996, to compare ONCONASE and tamoxifen with Gemzar(registered trademark), a Food and Drug Administration ("FDA") approved drug for pancreatic cancer, in approximately 100 patients.

The Company believes that ONCONASE may also be used as an anti-viral agent. The National Institutes of Health ("NIH") has performed an independent in vitro screen of ONCONASE against the HIV virus type 1 ("HIV virus"). The results showed ONCONASE to inhibit replication of the HIV virus 99.9% after a four day incubation period at concentrations not toxic to uninfected H9 leukemic cells. In addition, in vitro findings by NIH scientists revealed that ONCONASE significantly inhibited production of the HIV virus in several persistently infected human cell lines, preferentially degrading viral RNA while not affecting normal cellular ribosomal RNA and messenger RNAs. Although the Company plans to conduct further research concerning ONCONASE's anti-viral activity, there can be no assurance that ONCONASE will show any level of anti-HIV activity in humans.

Beyond the development of ONCONASE, Alfacell has also discovered a series of biologically active proteins from the same natural source from which ONCONASE was discovered. These proteins appear to be involved in the regulation of both early embryonic and malignant cell growth. However, significant additional research will be required in order to develop them into therapeutics. ONCONASE is a novel compound and represents a new class of therapeutic compounds whose mechanism of action may be important in treating resistant solid tumors, as well as potentially having anti-viral applications. There can be no assurance that development of these proteins into effective and approvable therapeutics will be accomplished.

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No
assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 hereto constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

ONCONASE(registered trademark)

Originally, the Company developed an unpurified biological extract from early stage leopard frog embryos and eggs. This extract was found to possess a unique bioactive profile. In 1987, the Company isolated a specific protein, P-30 Protein, (herein referred to by its registered trade name ONCONASE). Based upon the complete amino acid sequence analysis (comparison of the amino acid sequence of ONCONASE with that of over 10,000 protein sequences registered with the National Biomedical Research Foundation Protein Identification Resource, Georgetown University, Washington, DC), it has been established that ONCONASE has a novel structure. It has also been determined that, thus far, ONCONASE is the smallest protein belonging to the superfamily of pancreatic ribonucleases.

Postulated Mechanism of Action

Although the full mechanism of ONCONASE's anti-tumor activity has not been fully delineated, the following processes have been identified experimentally:

Binding of ONCONASE to cell surface receptors followed by:

         .        Cellular internalization;

         .        Ribonucleolytic degradation of RNAs;

         .        Inhibition of protein synthesis;

         .        Inhibition of the cell growth; and

         .        Cell death.

Pre-clinical and clinical data to date have shown that ONCONASE has the capacity to enter chemotherapy resistant cells, overcomes multiple drug resistance ("MDR") and other mechanisms of drug resistance, and is synergistic with many other chemotherapies against numerous tumor cell lines.

Clinical Trials

ONCONASE was tested as a single agent in patients with a variety of solid tumors and in combination with tamoxifen in advanced pancreatic patients. In vitro results showed ONCONASE to be synergistic with tamoxifen in inhibiting pancreatic carcinoma tumor cell growth.

Reported toxicities in Phase I and II clinical trials, were primarily renal, dose-related and reversible. There has been no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Alfacell has two on-going Phase III clinical trials in advanced pancreatic cancer patients. The Company began a randomized multi-center Phase III clinical trial in November 1995. In May 1996, the FDA approved Gemzar for the treatment of advanced pancreatic cancer; therefore, in August 1996 the Company broadened the criteria for inclusion in its study to include patients previously treated with Gemzar. The trial is designed to compare the survival and quality of life of patients treated with the combination of ONCONASE and tamoxifen versus 5- fluorouracil (5-FU), an FDA approved chemotherapy. Additionally, Alfacell initiated a new Phase III multicenter clinical trial in August 1996, comparing ONCONASE plus tamoxifen with Gemzar in newly diagnosed pancreatic patients.

ONCONASE is being tested in a Phase II clinical trial for malignant mesothelioma. No standard therapy exists to treat this deadly cancer, and most advanced malignant mesothelioma patients die of progressive disease within 6-12 months of diagnosis. Results to date have been encouraging; however, there can be no assurance that previous clinical trial results will be reflective of future clinical results or will be sufficient to obtain FDA approval.

Research and Development
------------------------

Research and development expenses for the fiscal years ended July 31, 1996, 1995, and 1994 were $2,188,890, $1,205,523 and $1,114,455, respectively. During fiscal 1996, the Company's research and development efforts were focused on manufacturing ONCONASE under cGMP conditions ("current Good Manufacturing Practices") for the Phase III clinical trials, commencing the Phase III clinical trial in advanced pancreatic cancer and monitoring on-going activity of the Phase II clinical trial in malignant mesothelioma.

The Company has a Cooperative Research and Development Agreement ("CRADA") with the NIH. Areas of research include studies of anti-HIV activity; the study of the mechanism of action of ONCONASE at the cellular and subcellular levels; tests of the anti-tumor activities of ONCONASE conjugates; ONCONASE gene therapy and investigation of anti-tumor activity of ONCONASE against primary brain tumors.

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

Raw Materials
-------------

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

Manufacturing
-------------

The Company has signed an agreement with Scientific Protein Laboratories ("SPL"), a subsidiary of a division of American Home Products Corp., which will perform the intermediary manufacturing process which entails purifying ONCONASE. Subsequently, the intermediate product is sent to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, no specific arrangements have been made for the manufacture of the Company's product. Compliance with cGMP is a requirement for product manufactured for use in Phase III clinical trials and for commercial sale. Both SPL, and the contract filler to whom the intermediate product is sent for the final manufacturing step and vial filling, manufacture in accordance with cGMP. For the foreseeable future, the Company intends to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture its product. If the Company were to establish a manufacturing facility, which it currently does not intend to do, the Company would require substantial additional funds and would be required to hire and retain significant additional personnel to comply with the extensive cGMP regulations of the FDA applicable to such a facility. No assurance can be given that the Company would be able to make the transition successfully to commercial production, if it chose, or were required, to do so.

Marketing
---------

Neither the Company nor any of its officers or employees has pharmaceutical marketing experience. If the Company were to market its products itself, significant additional expenditures and management resources would be required to develop an internal sales force and there can be no assurance that the Company would be successful in penetrating the markets for any products developed or that internal marketing capabilities would be developed at all. The Company intends, in some instances, to enter into development and marketing agreements with third parties. The Company expects that under such arrangements it would act as a comarketing partner or would grant exclusive marketing rights to its corporate partners in return for up-front fees, milestone payments and royalties on sales. Under these agreements, the Company's marketing partner may have the responsibility for a significant portion of development of the product and regulatory approval. In the event that the marketing partner fails to develop a marketable product or fails to market a product successfully, the Company's business may be adversely affected.

Government Regulation
---------------------

The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic may take many years and involve substantial expenditures. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

As an initial step in the FDA regulatory approval process, pre-clinical studies are conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the Investigational New Drug Application ("IND"), which is filed to obtain approval to begin human clinical testing. The human clinical testing program may involve up to three phases. Data from human trials are submitted to the FDA in a New Drug Application ("NDA") or Product License Application
("PLA"). Preparing an NDA or PLA involves considerable data collection, verification and analysis.

The Company has not received FDA or other marketing approval for any products. Difficulties or unanticipated costs may be encountered by the Company in its effort to secure necessary governmental approvals, which could delay or preclude the Company from marketing its products. There can be no assurance that any of the Company's products will be approved by the FDA or any foreign country.

With respect to patented products, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit them. See --"Patents."

Patents
-------

The Company believes it is important to develop new technology and improve its existing technology. When appropriate, the Company files patent applications to protect such inventions.

The Company owns four U.S. Patents:
-----------------------------------

   a) U.S. Patent No. 4,888,172 issued in 1989, which covers pharmaceuticals derived from an amphibian source;

   b)    U.S. Patent No. 5,559,212 issued in 1996, which covers ONCONASE; and

   c) U.S. Patents Nos. 5,529,775 and 5,540,925 issued in 1996, which cover combinations of ONCONASE with certain other chemotherapeutics.

The Company owns U.S. Patent No. 4,882,421, which has now been disclaimed and is therefore legally unenforceable. This disclaimer permitted the Company to obtain U.S. Patents Nos. 5,529,775, 5,540,925 and 5,559,212.

The Company also owns two European patents. These European patents cover ONCONASE, process technology for making ONCONASE, and combinations of ONCONASE with certain other chemotherapeutics. The Company also owns other patent applications, which are pending in the United States, Europe, and Japan. The Company owns an undivided interest in each of two applications that are pending in the United States. Each application relates to a Subject Invention (as that term is defined in CRADAs to which the Company and the NIH are parties).

Patents covering biotechnological inventions have an uncertain scope, and the Company is subject to this uncertainty. The Company's patent applications may not issue as patents. Moreover, the Company's patents may not provide the Company with competitive advantages and may not withstand challenges by others. Likewise, patents owned by others may adversely affect the ability of the Company to do business. Furthermore, others may independently develop similar products, may duplicate the Company's products, and may design around patents owned by the Company.

The Company also relies on proprietary know-how and on trade secrets to develop and maintain its competitive position. Others may independently develop such know-how or trade secrets or may otherwise obtain access thereto. Although Company employees and consultants having access to proprietary information are contractually required to keep such information confidential, such agreements may be breached or held unenforceable.

Pursuant to the Term Loan (as hereinafter defined), the Company's bank acquired a security interest in the Company's patent portfolio. The bank has agreed to subordinate its interest to licensees of the Company if certain conditions are met.

Competition
-----------

There are several companies, universities, research teams and scientists, both private and governmentsponsored, which engage in research similar, or potentially similar, to that performed by the Company. Many of such entities and associations have far greater financial resources, larger research staffs and more extensive physical facilities than the Company. These competitors may succeed in their research and development of products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. The Company is not aware, however, of any product currently being marketed which is similar to the Company's proposed anti-tumor agent, ONCONASE. A search by the Company of scientific literature reveals no published information which would indicate that others are currently employing its methods or producing such an anti-tumor agent. There are several chemotherapeutic agents currently used to treat the forms of cancer which ONCONASE is being used to treat. There can be no assurance that ONCONASE will prove to be as safe and as effective as currently used drugs or that new treatments will not be developed which are more effective than ONCONASE.

Employees
---------

As of September 23, 1996, Alfacell employed thirteen persons, of whom nine were engaged in research and development activities and four were engaged in administration and management. The Company has five employees who hold Ph.D. or M.D. degrees. All of the Company's employees are covered by confidentiality agreements. Alfacell considers relations with its employees to be very good. None of the Company's employees are covered by a collective bargaining agreement.

Environmental Matters
---------------------

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

Item 2.  PROPERTIES.
--------------------

The Company owns no real property. The Company subleases a total of approximately 12,600 square feet in an industrial and office building located in Bloomfield, New Jersey. The Company subleases its facility under a five year operating sublease which was due to expire October 31, 1993, but was extended to November 11, 1996 at a reduced annual rental obligation commencing April 1, 1993 of $66,000. In addition to the basic rent, the Company is obligated to pay its pro rata share of increases in municipal real estate taxes and utilities over the base year 1988. The Company expects to lease its current facility directly from the owners of the building upon expiration of its sublease in November 1996. An agreement in principle has been reached, however, there can be no assurance that such lease will be consummated. The Company believes that the facility is sufficient for its current needs.

Item 3.  LEGAL PROCEEDINGS.
-------  ------------------

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

None.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

The Company's Common Stock is traded under the symbol "ACEL". At the present time, the Company's Common Stock is quoted on the Bulletin Board. On September 23, 1996, the high bid and low asked quotations for the Company's Common Stock were $4-1/2 and $4-3/4, respectively. As of September 23, 1996, there were approximately 1,551 stockholders of record of the Company's Common Stock.

The following table sets forth the range of high and low closing bid quotations obtained from the National Quotation Bureau for the Common Stock for the two fiscal years ended July 31, 1995 and 1996. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                          High             Low
Year Ended July 31, 1995:
         First Quarter                                3-1/8           1-5/8
         Second Quarter                               4               1
         Third Quarter                                4               1-1/2
         Fourth Quarter                               2-3/4           1-3/8

Year Ended July 31, 1996:
         First Quarter                                6-13/16         2-1/8
         Second Quarter                               5-5/8           2-7/8
         Third Quarter                                5-3/8           3-3/16
         Fourth Quarter                               5-7/8           3-7/8


The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize will be retained to finance the growth of the Company. Pursuant to the term loan agreement dated May 31, 1993 entered into between the Company and its bank in connection with the restructuring of the Company's bank loan, as amended in October 1995, for so long as any portion of the note representing the indebtedness under the loan agreement remains unpaid, the Company may not declare or pay any dividends or set apart any sum for the payment of dividends without the prior written consent of the bank.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------

Results of Operations
---------------------

Fiscal Years Ended July 31, 1996, 1995 and 1994
-----------------------------------------------

Revenues
--------

The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in fiscal 1996, 1995 and 1994. Investment income for fiscal 1996 was $184,250 compared to $14,992 for fiscal 1995, an increase of $169,258. This increase was due to higher balances of cash and cash equivalent. Investment income for fiscal 1995 was $14,992 compared to $6,064 for fiscal 1994, an increase of $8,928.

Research and Development
------------------------

Research and development expense for fiscal 1996 was $2,189,000 compared to $1,206,000 for fiscal 1995, an increase of $983,000 or 82%. This increase was primarily due to an increase in costs associated with manufacturing clinical supplies of ONCONASE and costs in support of on-going clinical trials, including the initial Phase III clinical trial for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma.

Research and development expense for fiscal 1995 was $1,206,000 compared to $1,114,000 for fiscal 1994, an increase of $92,000 or 8%. This increase was primarily due to an increase in consulting fees for the preparation of chemistry, manufacturing and clinical submissions to the FDA in preparation for Phase III clinical trials and a write-off of previously capitalized patent costs, which were partially offset by a decrease in non-cash compensation expense attributable to the amortization of expense related to stock awards made in prior years to the Company's Chief Executive Officer and Medical Director.

General and Administrative
--------------------------

General and administrative expense for fiscal 1996 was $807,000 compared to $664,000 for fiscal 1995, an increase of $143,000 or 22%. This increase was primarily due to an increase in public relations activities and legal and accounting fees.

General and administrative expense for fiscal 1995 was $664,000 compared to $903,000 for fiscal 1994, a decrease of $239,000 or 26%. This decrease was primarily due to a decrease over the same period last year in legal and accounting fees and a decrease in non-cash compensation expense attributable to the amortization of expenses related to stock awards made in prior years to the Company's Chief Executive Officer.

Interest
--------

Interest expense for fiscal 1996 was $131,000 compared to $144,000 in fiscal 1995, a decrease of $13,000 or 9%. The decrease in fiscal 1996 was primarily due to the conversion of convertible subordinated debentures to common stock and a reduction in short-term loans payable over the prior period.

Interest expense for fiscal 1995 was $144,000 compared to $223,000 in fiscal 1994, a decrease of $79,000 or 35%. The decrease in fiscal 1995 was primarily due to the conversion of convertible subordinated debentures to common stock.


Net Loss
--------

The Company has incurred net losses during each year since its inception. The net loss for fiscal 1996 was $2,942,000 as compared to $1,993,000 in fiscal 1995 and $2,234,000 in fiscal 1994. The cumulative loss from the date of inception, August 24, 1981, to July 31, 1996 amounted to $40,391,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources
-------------------------------

During fiscal 1996, the Company had a net increase in cash of $5,783,000. This increase resulted from net cash provided by financing activities of $10,184,000, primarily from private placements of common stock and warrants to purchase common stock and proceeds from the exercise of stock options offset by net cash used in operating activities of $3,405,000 and net cash used in investing activities of $996,000 principally due to the purchase of marketable securities. Total cash resources, including marketable securities, as of July 31, 1996 were $8,131,000 compared to $1,398,000 at July 31, 1995. In addition, approximately $2,200,000 was received in the aggregate in August and September 1996 in connection with option exercises.

The Company's term loan agreement with its bank, (the "Term Loan") was amended effective as of October 1, 1995. Among other things, the amendment extended the maturity date of the Term Loan from May 31, 1996 to August 31, 1997, which has enabled the Company to reflect substantially the entire principal amount of the Term Loan outstanding as of July 31, 1996 as long-term debt. This is the primary reason for the significant decrease in current liabilities as of July 31, 1996 compared to July 31, 1995 and the significant increase in long-term debt as of July 31, 1996 compared to July 31, 1995. It is estimated that the outstanding balance on August 31, 1997 will be $1,369,000. At that time, the Company intends to refinance the Term Loan or use its current cash resources to pay off the unpaid balance. However, there can be no assurance that the Company will be able to successfully conclude a refinancing.

Pursuant to the terms of the Term Loan, without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, and (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's Chief Executive Officer has pledged the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan. The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit the sale of such stock whereupon the proceeds will be used to make payments under the pledgor's term loan agreement with the bank. The Term Loan prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of such pledged stock to the aggregate outstanding debt of the Company and the Company's Chief Executive Officer, as pledgor, to the bank, below 1:1.

The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative  partners  for further  development  and  marketing  of  ONCONASE, however there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash on hand, including marketable securities, as of July 31, 1996 coupled with the proceeds from the exercise of stock options in August and September 1996 will be sufficient to meet its anticipated cash needs for approximately the next two years. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

The Company's working capital and capital requirements may depend upon numerous factors including the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. This statement establishes an alternative method of accounting for stock-based compensation awarded to employees, such as stock options granted by the Company to employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award, but allows companies to continue to measure compensation costs in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Companies electing to retain this method must make pro forma disclosures of net income and earnings per share as if the fair market value based method had been applied. The Company plans to continue to use the APB No. 25 which does not require the Company to record compensation expense for the stock options it awards to employees. In 1997, the Company will disclose the pro forma effect of the fair value method on 1996 and 1997 net income and earnings per share.

Item 7.  FINANCIAL STATEMENTS.
-------  ---------------------

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------

On December 1, 1993, certain shareholders of Armus Harrison & Co. ("AHC") terminated their association with AHC (the "AHC termination"), and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on behalf of the Company. In June 1996, AHC dissolved and ceased all operations. The report of AHC with respect to the financial statements of the Company from inception to July 31, 1992 is included herein, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act of 1933, as amended (the "Securities Act") on the basis of the use of such report in any registration statement of the Company into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by the Company, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, the officers and directors of the Company will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in the Common Stock of the Company or otherwise.


                                    Part III


The information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10
- Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management; and Item 12 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 21, 1996.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-B).

                                                                                                         Exhibit No.
                                                                                                              or
  Exhibit                                                                                               Incorporation
    No.                                             Item Title                                           by Reference
   -----                                            ----------                                           ------------
       3.1     Certificate of Incorporation                                                                   *
       3.2     By-Laws                                                                                        *
       3.3     Amendment to Certificate of Incorporation                                                      #
       4.1     Form of Convertible Debenture                                                                  **
      10.1     Form of Stock and Warrant Purchase Agreements used in private placements
               completed in April 1996 and June 1996                                                          ##
      10.2     Lease, as amended - 225 Belleville Avenue, Bloomfield, New Jersey                              **
      10.3     Amendment to Lease - 225 Belleville Avenue, Bloomfield, New Jersey                             #
      10.4     Term Loan Agreement dated as of May 31, 1993 by and between the
               Company and First  Fidelity  Bank,  N.A., New Jersey                                           **
      10.5     Term Note dated as of May 31, 1993 issued by the Company to First
               Fidelity Bank, N.A., New Jersey                                                                **
      10.6     Patent Security Agreement dated as of May 31, 1993 by and between the
               Company and First Fidelity Bank, N.A., New Jersey                                              **
      10.7     Security Agreement dated as of May 31, 1993 by and between the Company
               and First Fidelity Bank, N.A., New Jersey                                                      **
      10.8     Subordination Agreement dated as of May 31, 1993 by and among the
               Company,  Kuslima  Shogen,  and First  Fidelity  Bank,  N.A., New
               Jersey                                                                                         **
      10.9     Amendment to  Subordination  Agreement  dated as of May 31, 1993 by and among the Company, Kuslima Shogen, and First Fidelity Bank, N.A., New
               Jersey dated June 30, 1995                                                                     #
      10.10    Form of Stock Purchase Agreement and Certificate used in connection with
               various private placements                                                                    ***
      10.11    Form of Stock and Warrant Purchase Agreement and Warrant Agreement
               used in Private Placement completed on March 21, 1994                                         ***
      10.12    The Company's 1993 Stock Option Plan and Form of Option Agreement                            *****
      10.13    Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen                            ****
      10.14    Accrued Salary Conversion Agreement dated March 30, 1994 with Kuslima
               Shogen                                                                                        ****
      10.15    Accrued Salary Conversion Agreement dated March 30, 1994 with
               Stanislaw Mikulski                                                                            ****
      10.16    Debt Conversion Agreement dated March 30, 1994 with John Schierloh                            ****
      10.17    Option Agreement dated March 30, 1994 with Kuslima Shogen                                     ****
      10.18    Amendment No. 1 dated June 20, 1994 to Option Agreement dated March
               30, 1994 with Kuslima Shogen                                                                  ****
      10.19    Amendment No. 1 dated June 17, 1994 to Term Loan Agreement dated May
               31, 1993 between Kuslima Shogen and First Fidelity Bank, N.A., New
               Jersey                                                                                        ****
      10.20    Second Pledge Agreement dated June 17, 1994 by and among the Company,
               Kuslima Shogen and First Fidelity Bank, N.A., New Jersey                                      ****





      10.21    Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
               March 30, 1994 with Kuslima Shogen                                                           *****
      10.22    Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
               March 30, 1994 with Stanislaw Mikulski                                                       *****
      10.23    Form of Stock and Warrant Purchase Agreement and Warrant Agreement
               used in Private Placement completed on September 13, 1994                                      +
      10.24    Form of Subscription Agreements and Warrant Agreement used in Private
               Placements closed in October 1994 and September 1995.                                          #
      10.25    Amendment No. 1 dated as of October 1,1995 to Term Loan Agreement dated as of May 31, 1993 by and between the Company and First Fidelity
               Bank, N.A. New Jersey                                                                         ####
      10.26    Amended and Restated Term Note dated as of October 1, 1995 issued by the
               Company to First Fidelity Bank, N.A. New Jersey                                               ####
      10.27    Warrant dated as of October 1, 1995 issued by the Company to First
               Fidelity Bank, N.A. New Jersey                                                                ####
      21.1     Subsidiaries of Registrant                                                                     **
      23.1     Consent of KPMG Peat Marwick LLP                                                              ###
      27.1     Financial Data Schedule                                                                       ###
      99.1     Factors to Consider in Connection with Forward-Looking Statements                             ###


* Previously filed as exhibit to the Company's Registration Statement on Form S-18 (File No. 2-79975- NY) and incorporated herein by reference thereto.

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

#### Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33- 63341) and incorporated herein by reference thereto.

# Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995 and incorporated herein by reference thereto.

##       Previously  files  as  exhibits  to  the  Company's   Registration
         statement on Form SB-2 (File No. 333- 11575) and incorporated herein by reference thereto.

###      Filed herewith.

(b)      Reports on Form 8-K.

         On July 16, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated June 11, 1996 (Item 5).

                                    Signature



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALFACELL CORPORATION


Dated:   October 18, 1996                   By:      /s/ KUSLIMA SHOGEN
                                                         Kuslima Shogen, Chief
                                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   October 18, 1996                            /s/ KUSLIMA SHOGEN
                                                         Kuslima Shogen, Chief
                                                         Executive Officer
                                                        (Principal Executive
                                                         Officer) and Chairman
                                                        of the Board

Dated:   October 18, 1996                            /s/ MICHAEL C. LOWE
                                                         Michael C. Lowe,
                                                         President and Director

Dated:   October 18, 1996                            /s/ GAIL E. FRASER
                                                         Gail E. Fraser, Chief
                                                         Financial Officer, Vice
                                                         President of Finance,
                                                        (Principal Financial
                                                         Officer and Principal
                                                         Accounting Officer)
                                                         and Director

Dated:   October 18, 1996                           /s/ STANISLAW M. MIKULSKI
                                                    Stanislaw M. Mikulski, M.D.,
                                                    Executive Vice President
                                                    and Director


Dated:   October 18, 1996                            /s/ ALLEN SIEGEL
                                                         Allen Siegel, D.D.S.,
                                                         Director


Dated:   October 18, 1996                            /s/ ALAN BELL
                                                         Alan Bell, Director


Dated:   October 18, 1996                            /s/ ROBERT R. HENRY
                                                      Robert R. Henry, Director

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                                      Index

                                                                          Page

Independent Auditors' Report of KPMG Peat Marwick LLP.......................F-2
Independent Auditors' Report of Armus, Harrison & Co. ......................F-3


      Financial Statements:
           Balance Sheets - July 31, 1996 and 1995..........................F-5
           Statements of Operations - Years ended July 31, 1996, 1995 and 1994 and the Period from August 24, 1981 (Date of
             Inception) to July 31, 1996....................................F-6
           Statement of Stockholders' Equity (Deficiency) - Period from
            August 24, 1981 (Date of Inception) to July 31, 1996............F-7
           Statements of Cash Flows - Years ended July 31, 1996, 1995 and 1994 and the Period from August 24, 1981 (Date of
            Inception) to July 31, 1996....................................F-11
           Notes to Financial Statements - Years ended July 31, 1996,
            1995 and 1994 and the Period from August 24, 1981
            (Date of Inception) to July 31, 1996...........................F-14

                          Independent Auditors' Report


The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 1996 and the period from August 24, 1981 (date of inception) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation (a development stage company) for the period from August 24, 1981 (date of inception) to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 1996 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation (a development stage company) as of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 1996 and the period from August 24, 1981 (date of inception) to July 31, 1996 in conformity with generally accepted accounting principles.





                                                     /s/ KPMG PEAT MARWICK LLP
                                                         KPMG Peat Marwick LLP

Short Hills, New Jersey
September 24, 1996

ON DECEMBER 1, 1993, CERTAIN SHAREHOLDERS OF ARMUS HARRISON & CO. ("AHC") TERMINATED THEIR ASSOCIATION WITH AHC (THE "AHC TERMINATION"), AND AHC CEASED PERFORMING ACCOUNTING AND AUDITING SERVICES, EXCEPT FOR LIMITED ACCOUNTING SERVICES TO BE PERFORMED ON BEHALF OF THE COMPANY. IN JUNE 1996, AHC DISSOLVED AND CEASED ALL OPERATIONS. THE REPORT OF AHC WITH RESPECT TO THE FINANCIAL STATEMENTS OF THE COMPANY FROM INCEPTION TO JULY 31, 1992 IS INCLUDED HEREIN, ALTHOUGH AHC HAS NOT CONSENTED TO THE USE OF SUCH REPORT HEREIN AND WILL NOT BE AVAILABLE TO PERFORM ANY SUBSEQUENT REVIEW PROCEDURES WITH RESPECT TO SUCH REPORT. ACCORDINGLY, INVESTORS WILL BE BARRED FROM ASSERTING CLAIMS AGAINST AHC UNDER SECTION 11 OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") ON THE BASIS OF THE USE OF SUCH REPORT IN ANY REGISTRATION STATEMENT OF THE COMPANY INTO WHICH SUCH REPORT IS INCORPORATED BY REFERENCE. IN ADDITION, IN THE EVENT ANY PERSONS SEEK TO ASSERT A CLAIM AGAINST AHC FOR FALSE OR MISLEADING FINANCIAL STATEMENTS AND DISCLOSURES IN DOCUMENTS PREVIOUSLY FILED BY THE COMPANY, SUCH CLAIM WILL BE ADVERSELY AFFECTED AND POSSIBLY BARRED. FURTHERMORE, AS A RESULT OF THE LACK OF A CONSENT FROM AHC TO THE USE OF ITS AUDIT REPORT HEREIN, OR, TO ITS INCORPORATION BY REFERENCE INTO A REGISTRATION STATEMENT, THE OFFICERS AND DIRECTORS OF THE COMPANY WILL BE UNABLE TO RELY ON THE AUTHORITY OF AHC AS EXPERTS IN AUDITING AND ACCOUNTING IN THE EVENT ANY CLAIM IS BROUGHT AGAINST SUCH PERSONS UNDER SECTION 11 OF THE SECURITIES ACT BASED ON ALLEGED FALSE AND MISLEADING FINANCIAL STATEMENTS AND DISCLOSURES ATTRIBUTABLE TO AHC. THE DISCUSSION REGARDING CERTAIN EFFECTS OF THE AHC TERMINATION IS NOT MEANT AND SHOULD NOT BE CONSTRUED IN ANY WAY AS LEGAL ADVICE TO ANY PARTY AND ANY POTENTIAL PURCHASER SHOULD CONSULT WITH HIS, HER OR ITS OWN COUNSEL WITH RESPECT TO THE EFFECT OF THE AHC TERMINATION ON A POTENTIAL INVESTMENT IN THE COMMON STOCK OF THE COMPANY OR OTHERWISE.





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

                                                   -------------------------
                                                     Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                                 Balance Sheets

                             July 31, 1996 and 1995

                                     ASSETS                                           1996                1995
                                     ------                                           ----                ----

Current assets:
         Cash and cash equivalents                                             $     6,431,442    $         648,027
         Marketable securities                                                       1,700,000              750,000
         Loan receivable, related party                                                112,250                  -
         Prepaid expenses                                                               63,850               38,607
                                                                                        ------           ----------
                  Total current assets                                               8,307,542            1,436,634
                                                                                     ---------            ---------
Property and equipment, net of accumulated depreciation and
  amortization of $688,325 in 1996 and $666,261 in 1995                                127,930              104,301
                                                                                       -------              -------

Other assets:
         Deferred debt costs, net                                                       20,362               31,500
         Other                                                                          31,877               43,735
                                                                                    ----------           ----------
                                                                                        52,239               75,235
                                                                                       -------           ----------

                  Total assets                                                 $     8,487,711    $       1,616,170
                                                                                    ==========            =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                 -------------------------------------------------


Current liabilities:
         Current portion of long-term debt                                     $        86,936    $       1,602,974
         Loans and interest payable, related party                                         -                138,638
         Accounts payable                                                              189,536              183,222
         Accrued payroll and expenses, related parties                                     -                414,996
         Accrued expenses                                                              162,213              101,777
                                                                                   -----------          -----------
                  Total current liabilities                                            438,685            2,441,607

Long-term debt, less current portion                                                 1,398,760                7,129
                                                                                     ---------          -----------
                  Total liabilities                                                  1,837,445            2,448,736
                                                                                     ---------            ---------


Commitments and contingencies Stockholders' equity (deficiency):
         Preferred stock, $.001 par value.  Authorized and unissued,
          1,000,000 shares at July 31, 1996 and 1995                                    -                  -
         Common stock $.001 par value.  Authorized 25,000,000 shares;
          issued and outstanding 13,859,209 shares in 1996 and
          10,319,187 shares in 1995                                                     13,859               10,319
         Capital in excess of par value                                             47,023,529           36,262,427
         Common stock to be issued, 89,634 shares in 1996 and 139,080
          shares in 1995                                                               258,335              343,808
         Subscription receivable, 89,634 shares in 1996                               (254,185)                  -
         Deficit accumulated during development stage                              (40,391,272)         (37,449,120)
                                                                                   ------------        ------------
                                                                                     6,650,266             (832,566)
                  Total stockholders' equity (deficiency)

                  Total liabilities and stockholders' equity (deficiency)      $     8,487,711  $         1,616,170
                                                                                   --------------      ------------

See accompanying notes to financial statements.


                              ALFACELL CORPORATION
                          (A Development Stage Company)




                            Statements of Operations

                         Years ended July 31, 1996, 1995
                            and 1994, and the Period
                              from August 24, 1981
                      (Date of Inception) to July 31, 1996


                                                                August 24,
                                                                     1981
                                                                  (date of
                                                                 inception)
                                                                     to
                                                                  July 31,
                                                                    1996       1996             1995              1994
                                                                    ----       ----             ----              ----

Revenues:
         Sales                                            $      553,489        -                  -                -
         Investment income                                       385,254      184,250           14,992            6,064
         Other income                                             60,103        -                6,000              -
                                                               -----------    ----------       -------              -----
                                                                 998,846      184,250           20,992            6,064
                                                               -----------    -----------      -------             -------

Costs and expenses:
         Cost of sales                                           336,495        -                  -                -
         Research and development                             22,559,390    2,188,890        1,205,523        1,114,455
         General and administrative                           15,705,782      806,962          664,435          903,350
         Interest:
                  Related parties                              1,033,960        1,801           14,982           74,221
                  Others                                       1,754,491      128,749          129,175          148,466
                                                               ----------     ----------      ----------       ---------
                                                              41,390,118    3,126,402        2,014,115        2,240,492
                                                               ----------     ---------       ---------        ---------

                           Net loss                       $  (40,391,272)  (2,942,152)      (1,993,123)      (2,234,428)
                                                              ==========      =========        =========       =========

         Loss per common share                 $                  (7.58)         (.25)            (.21)            (.26)
                                                          ==============   =============    =============     ==========

Weighted average number of shares
outstanding                                                   5,327,000    11,969,000        9,598,000        8,466,000
                                                            ===========       ===========       ==========   ==========

See accompanying notes to financial statements.


                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 1996

                                                                              Common Stock              Capital in         Common
                                                                          -------------------------     excess of       stock to be
                                                                           Number of                    par value          issued
                                                                            Shares              Amount



Issuance of shares to officers and stockholders for equipment, research and
      development, and expense reimbursement                                     712,500    $      713       212,987         -
Issuance of shares for organizational legal services                              50,000            50         4,950         -
Sale of shares for cash, net                                                      82,143            82       108,418         -
Adjustment for 3 for 2 stock split declared September 8, 1982                    422,321           422          (422)        -
Net loss                                                                            --            --            --           -
                                                                              ----------    ----------    ----------         -
Balance at July 31, 1982                                                       1,266,964         1,267       325,933         -

Issuance of shares for equipment                                                  15,000            15        13,985         -
Sale of shares to private investors                                               44,196            44        41,206         -
Sale of shares in public offering, net                                           660,000           660     1,307,786         -
Issuance of shares under stock grant program                                      20,000            20       109,980         -
Exercise of warrants, net                                                          1,165             1         3,494         -
Net loss                                                                            --            --            --           -
                                                                              ----------    ----------    ----------         -
Balance at July 31, 1983                                                       2,007,325         2,007     1,802,384         -

Exercise of warrants, net                                                        287,566           287       933,696         -
Issuance of shares under stock grant program                                      19,750            20       101,199         -
Issuance of shares under stock bonus plan for directors and consultants          130,250           131       385,786         -
Net loss                                                                            --            --            --           -
                                                                              ----------    ----------    ----------         -
Balance at July 31, 1984                                                       2,444,891         2,445     3,223,065         -

Issuance of shares under stock grant program                                      48,332            48       478,057         -
Issuance of shares under stock bonus plan for directors and consultants           99,163            99       879,379         -
Shares canceled                                                                  (42,500)          (42)     (105,783)        -
Exercise of warrants, net                                                        334,957           335     1,971,012         -
Net loss                                                                            --            --            --           -
                                                                              ----------    ----------    ----------         -
Balance at July 31, 1985                                                       2,884,843         2,885     6,445,730         -

Issuance of shares under stock grant program                                      11,250            12       107,020         -
Issuance of shares under stock bonus plan for directors and consultants           15,394            15       215,385         -
Exercise of warrants, net                                                         21,565            21        80,977         -
Net loss                                                                            --            --            --           -
                                                                              ----------    ----------    ----------         -
Balance at July 31, 1986 (carried forward)                                     2,933,052         2,933     6,849,112         -



                                                                                  Deficit    Subscription   Deferred   Total stock-
                                                                                accumulated   Receivable    compen-     holders'
                                                                                  during                    sation,      equity
                                                                                development                 restricted  (deficiency)
                                                                                  stage                     stock
                                                                                  -----                     -----

Issuance of shares to officers and stockholders for equipment, research and
      development, and expense reimbursement                                        --          -              -        213,700
Issuance of shares for organizational legal services                                --          -              -          5,000
Sale of shares for cash, net                                                        --          -              -        108,500
Adjustment for 3 for 2 stock split declared September 8, 1982                       --          -              -           --
Net loss                                                                        (121,486)       -              -       (121,486)
                                                                              ----------        -              -     ----------
Balance at July 31, 1982                                                        (121,486)       -              -        205,714

Issuance of shares for equipment                                                    --          -              -         14,000
Sale of shares to private investors                                                 --          -              -         41,250
Sale of shares in public offering, net                                              --          -              -      1,308,446
Issuance of shares under stock grant program                                        --          -              -        110,000
Exercise of warrants, net                                                           --          -              -          3,495
Net loss                                                                        (558,694)       -              -       (558,694)
                                                                              ----------        -              -      ----------
Balance at July 31, 1983                                                        (680,180)       -              -      1,124,211

Exercise of warrants, net                                                           --          -              -        933,983
Issuance of shares under stock grant program                                        --          -              -        101,219
Issuance of shares under stock bonus plan for directors and consultants             --          -              -        385,917
Net loss                                                                      (1,421,083)       -              -     (1,421,083)
                                                                              ----------        -              -     ----------
Balance at July 31, 1984                                                      (2,101,263)       -              -      1,124,247

Issuance of shares under stock grant program                                        --          -              -        478,105
Issuance of shares under stock bonus plan for directors and consultants             --          -              -        879,478
Shares canceled                                                                     --          -              -       (105,825)
Exercise of warrants, net                                                           --          -              -      1,971,347
Net loss                                                                      (2,958,846)       -              -     (2,958,846)
                                                                              ----------        -              -     ----------
Balance at July 31, 1985                                                      (5,060,109)       -              -      1,388,506

Issuance of shares under stock grant program                                        --          -              -        107,032
Issuance of shares under stock bonus plan for directors and consultants             --          -              -        215,400
Exercise of warrants, net                                                           --          -              -         80,998
Net loss                                                                      (2,138,605)       -              -     (2,138,605)
                                                                              ----------        -              -         ----------
Balance at July 31, 1986 (carried forward)                                    (7,198,714)       -              -       (346,669)


                                   (Continued)


                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued



                                                                              Common Stock              Capital in         Common
                                                                          -------------------------     excess of       stock to be
                                                                           Number of                    par value          issued
                                                                            Shares          Amount



Balance at July 31, 1986 (brought forward)                                  2,933,052         2,933     6,849,112            -

Exercise of warrants at $10.00 per share                                       14,745            15       147,435            -
Issuance of shares under stock bonus plan for directors and consultants         5,000             5        74,995            -
Issuance of shares for services                                               250,000           250       499,750            -
Sale of shares to private investors, net                                        5,000             5        24,995            -
Net loss                                                                         --            --            --              -
                                                                          -----------   -----------   -----------            -
Balance at July 31, 1987                                                    3,207,797         3,208     7,596,287            -

Issuance of shares for legal and consulting services                          206,429           207       724,280            -
Issuance of shares under employment incentive program                         700,000           700     2,449,300            -
Issuance of shares under stock grant program                                   19,000            19        66,481            -
Exercise of options at $3.00 per share                                        170,000           170       509,830            -
Issuance of shares for litigation settlement                                   12,500            12        31,125            -
Exercise of warrants at $7.06 per share                                        63,925            64       451,341            -
Sale of shares to private investors                                            61,073            61       178,072            -
Amortization of deferred compensation, restricted stock                          --            --            --              -
Net loss                                                                         --            --            --              -
                                                                          -----------   -----------   -----------            -
Balance at July 31, 1988                                                    4,440,724         4,441    12,006,716

Sale of shares for litigation settlement                                      135,000           135     1,074,703            -
Conversion of debentures at $3.00 per share                                   133,333           133       399,867            -
Sale of shares to private investors                                           105,840           106       419,894            -
Exercise of options at $3.50 per share                                          1,000             1         3,499            -
Issuance of shares under employment agreement                                 750,000           750     3,749,250            -
Issuance of shares under the 1989 Stock Plan                                   30,000            30       149,970            -
Amortization of deferred compensation, restricted stock                          --            --            --              -
Net loss                                                                         --            --            --              -
                                                                          -----------   -----------   -----------            -
Balance at July 31, 1989                                                    5,595,897         5,596    17,803,899

Issuance of shares for legal and consulting services                           52,463            52       258,725            -
Issuance of shares under the 1989 Stock Plan                                   56,000            56       335,944            -
Sale of shares for litigation settlement                                       50,000            50       351,067            -
Exercise of options at $3.00 - $3.50 per share                                105,989           106       345,856            -
Sale of shares to private investors                                            89,480            90       354,990            -
Issuance of shares under employment agreement                                 750,000           750     3,749,250            -
Conversion of debentures at $5.00 per share                                   100,000           100       499,900            -
Amortization of deferred compensation, restricted stock                          --            --            --              -
Net loss                                                                         --            --            --              -
                                                                          -----------   -----------   -----------            -
Balance at July 31, 1990 (carried forward)                                  6,799,829         6,800    23,699,631




                                                                           Deficit    Subscription      Deferred        Total stock-
                                                                          accumulated   Receivable       compen-        holders'
                                                                            during                      sation,         equity
                                                                          development                  restricted     (deficiency)
                                                                             stage                       stock
                                                                             -----                       -----

Balance at July 31, 1986 (brought forward)                                 (7,198,714)      --            --            (346,669)

Exercise of warrants at $10.00 per share                                         --         --            --             147,450
Issuance of shares under stock bonus plan for directors and consultants          --         --            --              75,000
Issuance of shares for services                                                  --         --            --             500,000
Sale of shares to private investors, net                                         --         --            --              25,000
Net loss                                                                   (2,604,619)      --            --          (2,604,619)
                                                                          -----------    -----------   -----------       -----------
Balance at July 31, 1987                                                   (9,803,333)      --            --          (2,203,838)

Issuance of shares for legal and consulting services                             --         --            --             724,487
Issuance of shares under employment incentive program                            --         --      (2,450,000)             --
Issuance of shares under stock grant program                                     --         --            --              66,500
Exercise of options at $3.00 per share                                           --         --            --             510,000
Issuance of shares for litigation settlement                                     --         --            --              31,137
Exercise of warrants at $7.06 per share                                          --         --            --             451,405
Sale of shares to private investors                                              --         --            --             178,133
Amortization of deferred compensation, restricted stock                          --         --         449,167           449,167
Net loss                                                                   (3,272,773)      --            --          (3,272,773)
                                                                          -----------    -----------   -----------       -----------
Balance at July 31, 1988                                                         --      (13,076,106)     --          (2,000,833)

Sale of shares for litigation settlement                                         --         --            --           1,074,838
Conversion of debentures at $3.00 per share                                      --         --            --             400,000
Sale of shares to private investors                                              --         --            --             420,000
Exercise of options at $3.50 per share                                           --         --            --               3,500
Issuance of shares under employment agreement                                    --         --      (3,750,000)             --
Issuance of shares under the 1989 Stock Plan                                     --         --        (150,000)             --
Amortization of deferred compensation, restricted stock                          --         --       1,050,756         1,050,756
Net loss                                                                   (2,952,869)      --            --          (2,952,869)
                                                                          -----------    -----------   -----------       -----------
Balance at July 31, 1989                                                         --      (16,028,975)     --          (4,850,077)

Issuance of shares for legal and consulting services                             --         --            --             258,777
Issuance of shares under the 1989 Stock Plan                                     --         --        (336,000)             --
Sale of shares for litigation settlement                                         --         --            --             351,117
Exercise of options at $3.00 - $3.50 per share                                   --         --            --             345,962
Sale of shares to private investors                                              --         --            --             355,080
Issuance of shares under employment agreement                                    --         --      (3,750,000)             --
Conversion of debentures at $5.00 per share                                      --         --            --             500,000
Amortization of deferred compensation, restricted stock                          --         --       3,015,561         3,015,561
Net loss                                                                   (4,860,116)      --            --          (4,860,116)
                                                                          -----------    -----------   -----------       -----------
Balance at July 31, 1990 (carried forward)                                       --      (20,889,091)     --          (5,920,516)


                                   (Continued)


                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued


                                                                         Common Stock              Capital in         Common
                                                                      -------------------------     excess of       stock to be
                                                                    Number of                        par value          issued
                                                                    Shares        Amount



Balance at July 31, 1990 (brought forward)                         6,799,829         6,800               23,699,631           --

Exercise of options at $6.50 per share                                16,720            16                  108,664           --
Issuance of shares for legal consulting services                      87,000            87                  358,627           --
Issuance of shares under the 1989 Stock Plan                         119,000           119                  475,881           --
Amortization of deferred compensation, restricted stock                 --            --                      --              --
Net loss                                                                --            --                      --              --
                                                                 -----------   -----------               -----------    -----------
Balance at July 31, 1991                                           7,022,549         7,022               24,642,803           --

Exercise of options at $3.50 per share                                 1,000             1                    3,499           --
Sale of shares to private investors                                   70,731            71                  219,829           --
Conversion of debentures at $5.00 per share                           94,000            94                  469,906           --
Issuance of shares for services                                       45,734            46                  156,944           --
Issuance of shares under the 1989 Stock Plan                         104,000           104                  285,896           --
Amortization of deferred compensation, restricted stock                 --            --                      --              --
Net loss                                                                --            --                      --              --
                                                                 -----------   -----------               -----------    -----------
Balance at July 31, 1992                                           7,338,014         7,338               25,778,877           --

Sale of share to private investors                                   352,667           353                  735,147           --
Issuance of shares for legal services                                 49,600            50                  132,180           --
Issuance of shares for services                                        5,000             5                    9,995           --
Issuance of shares under the 1989 Stock Plan                         117,000           117                  233,883           --
Amortization of deferred compensation, restricted stock                 --            --                      --              --
Net loss                                                                --            --                      --              --
                                                                 -----------   -----------               -----------    -----------
Balance at July 31, 1993                                           7,862,281         7,863               26,890,082           --

Conversion of debentures at $2.75 per share to $6.00 per share       425,400           425                1,701,575           --
Sale of shares to private investors, net                             743,000           743                1,710,048           --
Conversion of short-term borrowings                                   72,800            73                  181,927           --
Issuance of shares for services                                       16,200            16                   43,334           --
Issuance of shares under the 1989 Stock Plan, for services             5,000             5                   14,995           --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                --            --                  3,194,969           --
Repurchase of stock options from related party                          --            --                   (198,417)          --
Issuance of options upon conversion of accrued interest                 --            --                    142,441           --
Common stock to be issued                                               --            --                      --           50,000
Amortization of deferred compensation, restricted stock                 --            --                      --              --
Net loss                                                                --            --                      --              --
                                                                 -----------   -----------               -----------    -----------
Balance at July 31, 1994 (carried forward)                         9,124,681         9,125               33,680,954        50,000



                                                                    Deficit    Subscription    Deferred                 Total stock-
                                                                  accumulated   Receivable     compen-                  holders'
                                                                    during                     sation,                  equity
                                                                  development                  restricted               (deficiency)
                                                                    stage                       stock
                                                                    -----                       -----

Balance at July 31, 1990 (brought forward)                       (20,889,091)     -            (5,920,516)              (3,103,176)

Exercise of options at $6.50 per share                                  --        -                --                      108,680
Issuance of shares for legal consulting services                        --        -                --                      358,714
Issuance of shares under the 1989 Stock Plan                            --        -              (476,000)                     --
Amortization of deferred compensation, restricted stock                 --        -             2,891,561                2,891,561
Net loss                                                          (5,202,302)     -                --                   (5,202,302)
                                                                 -----------      -            -----------               -----------
Balance at July 31, 1991                                         (26,091,393)                      --                   (3,504,955)

Exercise of options at $3.50 per share                                  --        -                --                        3,500
Sale of shares to private investors                                     --        -                --                      219,900
Conversion of debentures at $5.00 per share                             --        -                --                      470,000
Issuance of shares for services                                         --        -                --                      156,990
Issuance of shares under the 1989 Stock Plan                            --        -             (286,000)                     --
Amortization of deferred compensation, restricted stock                 --        -            3,046,726                 3,046,726
Net loss                                                          (4,772,826)     -                --                   (4,772,826)
                                                                 -----------      -            -----------               -----------
Balance at July 31, 1992                                         (30,864,219)     -             (744,229)               (5,822,233)

Sale of share to private investors                                      --        -                --                      735,500
Issuance of shares for legal services                                   --        -                --                      132,230
Issuance of shares for services                                         --        -              (10,000)                     --
Issuance of shares under the 1989 Stock Plan                            --        -             (234,000)                     --
Amortization of deferred compensation, restricted stock                 --        -              664,729                   664,729
Net loss                                                          (2,357,350)     -                --                   (2,357,350)
                                                                 -----------      -            -----------               -----------
Balance at July 31, 1993                                         (33,221,569)     -             (323,500)               (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per share          --        -                --                   1,702,000
Sale of shares to private investors, net                                --        -                --                   1,710,791
Conversion of short-term borrowings                                     --        -                --                     182,000
Issuance of shares for services                                         --        -                --                      43,350
Issuance of shares under the 1989 Stock Plan, for services              --        -                --                      15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                --        -                --                   3,194,969
Repurchase of stock options from related party                          --        -                --                    (198,417)
Issuance of options upon conversion of accrued interest                 --        -                --                     142,441
Common stock to be issued                                               --        -                --                      50,000
Amortization of deferred compensation, restricted stock                 --        -             265,000                   265,000
Net loss                                                          (2,234,428)     -                --                  (2,234,428)
                                                                 -----------      -            -----------               -----------
Balance at July 31, 1994 (carried forward)                       (35,455,997)     -             (58,500)               (1,774,418)


                                   (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued



                                                               Common Stock              Capital in         Common
                                                           -------------------------     excess of       stock to be
                                                            Number of                    par value          issued
                                                             Shares           Amount


Balance at July 31, 1994 (brought forward)                  9,124,681         9,125    33,680,954        50,000

Sale of shares to private investors, net                      961,000           961     2,023,241       (50,000)
Conversion of short-term borrowings                            17,600            17        43,983          --
Issuance of shares for services                                30,906            31        77,234          --
Exercise of options at $2.27 - $2.50 per share                185,000           185       437,015          --
Common stock to be issued                                        --            --            --         339,008
Common stock to be issued, for services                          --            --            --           4,800
Amortization of deferred compensation, restricted stock          --            --            --            --
Net loss                                                         --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance at July 31, 1995                                   10,319,187        10,319    36,262,427       343,808

Sale of shares to private investors, net                    2,953,327         2,953     8,969,655      (339,008)
Issuance of shares for services                                19,995            20        70,858        (4,800)
Exercise of options at $2.50 - $3.87 per share                566,700           567     1,657,633          --
Sale of warrants                                                 --            --          12,084          --
Issuance of options/warrants for services                        --            --          50,872          --
Common stock to be issued                                        --            --            --         258,335
Subscription receivable                                          --            --            --            --
Net loss                                                         --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance at July 31, 1996                                   13,859,209        13,859    47,023,529       258,335
                                                          ===========   ===========   ===========   ===========



                                                              Deficit    Subscription    Deferred        Total stock-
                                                            accumulated   Receivable     compen-           holders'
                                                              during                     sation,           equity
                                                            development                  restricted       (deficiency)
                                                              stage                       stock
                                                              -----                       -----


Balance at July 31, 1994 (brought forward)                (35,455,997)          --          (58,500)    (1,774,418)

Sale of shares to private investors, net                         --             --             --        1,974,202
Conversion of short-term borrowings                              --             --             --           44,000
Issuance of shares for services                                  --             --             --           77,265
Exercise of options at $2.27 - $2.50 per share                   --             --             --          437,200
Common stock to be issued                                        --             --             --          339,008
Common stock to be issued, for services                          --             --             --            4,800
Amortization of deferred compensation, restricted stock          --             --           58,500         58,500
Net loss                                                   (1,993,123)          --             --       (1,993,123)
                                                          -----------    -----------    -----------    -----------
Balance at July 31, 1995                                  (37,449,120)          --             --         (832,566)

Sale of shares to private investors, net                         --             --             --        8,633,600
Issuance of shares for services                                  --             --             --           66,078
Exercise of options at $2.50 - $3.87 per share                   --             --             --        1,658,200
Sale of warrants                                                 --             --             --           12,084
Issuance of options/warrants for services                        --             --             --           50,872
Common stock to be issued                                        --             --             --          258,335
Subscription receivable                                          --         (254,185)          --         (254,185)
Net loss                                                   (2,942,152)          --             --       (2,942,152)
                                                          -----------    -----------    -----------    -----------
Balance at July 31, 1996                                  (40,391,272)      (254,185)          --        6,650,266
                                                          ===========    ===========    ===========    ===========




See accompanying notes to financial statements.


                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            Statements of Cash Flows

                         Years ended July 31, 1996, 1995
                          and 1994, and the Period from
                                 August 24, 1981
                      (Date of Inception) to July 31, 1996



                                                                        August 24,
                                                                        1981 (date
                                                                        of incep-
                                                                        tion) to
                                                                        July 31,
                                                                           1996          1996           1995            1994
                                                                       ------------   -----------    -----------     -----------

Cash flows from operating activities:
  Net loss                                                            $(40,391,272)   (2,942,152)    (1,993,123)     (2,234,428)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Gain on sale of marketable securities                                (25,963)             -              -               -
      Depreciation and amortization                                       1,047,229        69,236         69,699          75,157
      Loss on disposal of property and equipment                             18,926             -              -               -
      Noncash operating expenses                                          4,887,961       116,950          4,800          58,350
      Amortization of deferred compensation                              11,442,000             -         58,500         265,000
      Amortization of organization costs                                      4,590             -              -               -
      Changes in assets and liabilities:
        Increase in loan receivable, related party                        (112,250)     (112,250)              -               -
        Increase (decrease) in prepaid expenses                            (63,850)      (25,243)         30,060        (13,091)
        (Increase) decrease in other assets                                   4,307      (24,176)         39,877         (1,723)
        Increase (decrease) in loans and interest payable,
        related party                                                       744,539     (138,638)       (65,085)           5,306
        Increase (decrease) in accounts payable                             266,801         6,314      (152,538)        (61,388)
        Increase (decrease) in accrued payroll and expenses,
        related parties                                                   2,348,145     (414,996)        256,731         386,246
        Increase (decrease) in accrued expenses                             703,726        60,436         48,944        (10,318)
                                                                       ------------   -----------    -----------     -----------
           Net cash used in operating activities                        (19,125,111)   (3,404,519)    (1,702,135)     (1,530,889)
                                                                       ------------   -----------    -----------     -----------

Cash flows from investing activities:
      Purchase of marketable securities                                 (1,990,420)     (950,000)      (750,000)       (251,209)
      Proceeds from sale of marketable equity securities                    316,383             -        251,209               -
      Purchase of property and equipment                                (1,041,880)      (45,693)       (31,879)        (13,660)
      Patent costs                                                         (97,841)             -         -             (37,251)
                                                                       ------------   -----------    -----------     -----------

           Net cash used in investing
             activities                                                 (2,813,758)     (995,693)      (530,670)       (302,120)
                                                                       ------------   -----------    -----------     -----------

                                   (Continued)


                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       Statement of Cash Flows, Continued



                                                                August 24,
                                                                1981 (date
                                                                of incep-
                                                                 tion) to
                                                                 July 31,
                                                                   1996               1996               1995             1994
                                                                   ----               ----               ----             -----

Cash flows from financing activities:
  Proceeds from short-term borrowings                          $   849,500                   -            -               169,500
  Payment of short-term borrowings                                (623,500)                  -            -                -
  Increase (decrease) in loans payable, related party,
    net                                                          2,628,868                  -            -                175,798
  Proceeds from bank debt and other long-term debt,
    net of deferred debt costs                                   2,406,683             29,540            17,595             4,028
  Reduction of bank debt and long-term debt                     (1,435,559)          (153,947)          (89,827)          (67,285)
  Proceeds from common stock to be issued                          433,358             44,350           339,008            50,000
  Proceeds from issuance of common stock and warrants,
   net                                                          21,668,561          8,605,484         1,974,202         1,710,791
  Proceeds from exercise of stock options                        2,095,400          1,658,200           437,200             -
  Proceeds from issuance of convertible debentures                 347,000                  -             -                 -
  (Decrease) increase in bank overdraft                             -                       -             -                (7,169)
                                                              --------------      -------------      ------------    --------------
      Net cash provided by financing
      activities                                                 28,370,311         10,183,627         2,678,178        2,035,663
                                                              --------------      -------------      ------------    --------------

      Net increase (decrease) in cash                             6,431,442          5,783,415           445,373          202,654
Cash and cash equivalents at beginning of period                    -                  648,027           202,654           -
                                                              --------------      -------------      ------------    --------------

Cash and cash equivalents at end of period                  $     6,431,442          6,431,442           648,027          202,654
                                                              ==============      =============      ============    ==============

Supplemental disclosure of cash flow information -
  interest paid                                             $     1,489,728            130,224           129,477          144,322
                                                              ==============      =============      ============    ==============
Noncash financing activities:
  Issuance of convertible subordinated debenture for
  loan payable to officer                                   $     2,725,000                  -            -                -
                                                              ==============      =============      ============    ==============
  Issuance of common stock upon the conversion of
  convertible subordinated debentures, related party        $     2,945,000                  -            -             1,575,000
                                                              ==============      =============      ============    ==============

  Conversion of short-term borrowings to common stock       $       226,000                  -            44,000          182,000
                                                              ==============      =============      ============    ==============

                                   (Continued)




                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       Statement of Cash Flows, Continued



                                                                                 August 24,
                                                                                 1981 (date
                                                                                 of incep-
                                                                                  tion) to
                                                                                  July 31,
                                                                                    1996            1996      1995          1994
                                                                                   ---------     -------     -------     ----------

Conversion of accrued interest, payroll and expenses by related parties to
   stock options                                                               $   3,194,969           -        -         3,194,969
                                                                                ============     =======     =======     ==========

Repurchase of stock options from related party                                 $   (198,417)           -        -         (198,417)
                                                                                ============     =======     =======     ==========

Conversion of accrued interest to stock options                                $     142,441           -        -           142,441
                                                                                ============     =======     =======     ==========

Conversion of accounts payable to common stock                                 $      77,265           -      77,265         -
                                                                                ============     =======     =======     ==========

Conversion of notes payable, bank and accrued interest to
   long-term debt                                                              $   1,699,072           -        -            -
                                                                                ============     =======     =======     ==========

Conversion of loans and  interest  payable,  related  party and  accrued payroll and expenses, related parties to long-term accrued
   payroll and other, related party                                            $   1,863,514           -        -            -
                                                                                ============     =======     =======     ==========

Issuance of common stock upon the conversion of convertible subordinated
   debentures, other                                                           $     127,000           -        -           127,000
                                                                                ============     =======     =======     ==========



      See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                    Years ended July 31, 1996, 1995 and 1994
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 1996


(1) Summary of Significant Accounting Policies
----------------------------------------------


      Business Description
      --------------------

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

      The Company's current operations encompass all the risks inherent in discovering and developing a new drug, including: an uncertainty regarding the timing and amount of future revenues to be derived from the Company's technology; obtaining future capital as needed; attracting and retaining key personnel; and a business environment with heightened competition, rapid technological change and strict government regulations.

      Basis of Financial Statements
      -----------------------------

      As shown in the financial statements, the Company has reported net losses of $2,942,152, $1,993,123, and $2,234,428 for the fiscal years ended July
      31, 1996, 1995 and 1994, respectively. The loss from date of inception, August 24, 1981, to July 31, 1996 amounts to $40,391,272.

      The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financings, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company believes that its current resources (including proceeds from the exercise of stock options in August and September 1996, see note 6), will be sufficient to meet its anticipated cash needs for the next two years. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants to purchase common stock, the issuance of common stock for services rendered, debt financing and financing provided by the Company's Chief Executive Officer.

      The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.


                                   (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)
---   -------------------------------------------------------

      Property and Equipment
      ----------------------

      Property and equipment is stated at cost. Depreciation is computed using the straightline method over the estimated useful lives of the respective assets ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations for the period.

      The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.

      Cash Equivalents
      ----------------

      The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

      Marketable Securities
      ---------------------

      The Company's investments in marketable securities are available for sale to fund current operations. The Company, subject to changes in market conditions, does not intend to hold all marketable securities to their maturity dates and, accordingly, the portfolio has been classified as a current asset. The portfolio primarily consists of U.S. government securities and preferred equity securities. The market value approximates cost due to the variable interest rate and short term reset period. As of July 31, 1996 and 1995, there were no unrealized holding gains or losses.

      Patents
      -------

      Costs related to patents are expensed when incurred. Previously, costs related to approved patents were capitalized and were amortized using the straightline method over the life of the patent, usually 17 years. As a result of this change in policy, the Company wrote-off $76,807 of capitalized patent costs during the fiscal year ended July 31, 1995.

      Deferred Debt Costs
      -------------------

      Deferred debt costs associated with the Company's long-term debt are being amortized using the straightline method over the life of the debt agreement. Accumulated amortization as of July 31, 1996 and 1995 was $137,588 and $90,416 respectively.

      Research and Development
      ------------------------

      Research and development costs are expensed as incurred.


                                   (Continued)
                                      F-15

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)
---   -------------------------------------------------------

      Fair Value of Financial Instruments
      -----------------------------------

      The fair value of the long-term debt approximates its carrying value due to its short term maturity and the interest rate approximates current market rates. For all other financial instruments, their carrying value approximates fair value due to the short maturity of those instruments.

      Net Loss Per Share
      ------------------

      Net loss per share is based on the weighted average number of common shares outstanding during the period and shares to be issued at the end of the period. Common stock equivalents are not included in the computations since the effect would be antidilutive for all periods presented.

(2)   Property and Equipment
---   ----------------------

      Property and equipment consists of the following at July 31:




                                                 1996          1995
                                                 ----          ----

      Laboratory equipment                $        593,408      587,443
      Office equipment                             169,871      130,143
      Leasehold improvements                        52,976       52,976
                                                  --------     --------
                                          $        816,255      770,562
                                                   =======      =======



                                   (Continued)
                                      F-16

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(3)   Long-term Debt
---   --------------

      Long-term debt consists of the following at July 31:

                                                                                               1996             1995
                                                                                               ----             ----

  First Union  National  Bank, New Jersey,  payable in monthly  installments  of
    $16,213,  including  principal  and  interest of 8.375%  which  commenced on
    October 1, 1993.  The term loan was amended  effective as of October 1, 1995 to extend the maturity date from May 31, 1996 to August 31, 1997. Subject to other  provisions,  the entire  unpaid  amount  shall be due and  payable on
    August 31, 1997. The note is secured by  substantially  all of the assets of the Company and contains restrictive covenants including restrictions on the payment of dividends to  stockholders.  The Chief  Executive  Officer of the
    Company  has  personally   guaranteed  the  note  and  has  pledged  certain
    additional  collateral  including  substantially all of the shares of common stock and options to purchase common
    stock of the Company owned by her.                                         $          1,453,290     $        1,577,049

Notes payable, interest at 6.3%-10.4%, maturing through
    January 1997, secured by equipment.                                                       4,822                 33,054

  Note payable in monthly installments of $729, including principal and interest commencing April 1996 and each month
  thereafter until May 2000, secured by equipment.                                           27,584                      -
                                                                                      -------------            -----------
                                                                                          1,485,696              1,610,103

Less current portion                                                                         86,936              1,602,974
                                                                                      -------------            -----------
                                                                               $          1,398,760     $            7,129
                                                                                       ============          =============


      Principal maturities for the next four years ending July 31, are as follows:

1997                $          86,936
1998                        1,377,651
1999                           14,382
2000                            6,727
                           ----------
                    $       1,485,696



                                   (Continued)
                                      F-17

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(4)   Related Party Transactions
---   --------------------------

      Loans and Interest Payable, Related Parties
      -------------------------------------------

      From time to time, the Company's Chief Executive Officer has advanced sums of money to the Company in the form of unsecured obligations, payable on demand. The following table provides a summary of the related-party loan activity involving the Chief Executive Officer at July 31:

                                                                               1996           1995
                                                                           ------------   -------------

      Loans and interest payable, related party at beginning
                of year                                                   $    138,638  $      203,723
      Reduction in loan balance and interest paid                             (140,439)        (80,067)
      Accrued interest                                                           1,801          14,982
                                                                             ----------      ----------
      Loans and interest payable, related party at end of year            $      -      $      138,638
                                                                           ============      ==========


      On May 1, 1994, the Company, with its bank's consent, reinstituted certain advances of $198,417 from the Company's Chief Executive Officer as short-term debt that was previously converted into 102,807 options on March 30, 1994. Such options were returned to the Company. During fiscal year 1996 and 1995, $139,512 and $80,067 were repaid respectively. The Company's bank has consented to allow repayment of such advances including interest under certain circumstances.

      During the year ended July 31, 1996, the Company paid $414,996 to related parties as payment in full of accrued salaries.

      Loans Receivable, Related Party
      -------------------------------

      In July 1996, the Company advanced its Chief Executive Officer $112,250 in anticipation of proceeds due her from the exercise of stock options. The principal amount plus interest were repaid in full.

(5)   Leases
---   ------

      The Company leases its facility under a five-year operating lease which was due to expire on October 31, 1993, but has been extended to November 11, 1996 at a reduced annual rental obligation commencing April 1, 1993, of $66,000. In addition to the basic rent, the Company is obligated to pay its pro rata share of increases in real estate taxes and utilities over the base year 1988. Rent expense charged to operations was $66,000, $66,000, and $66,500 in 1996, 1995 and 1994, respectively.


                                   (Continued)
                                      F-18

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(5)   Leases, (Continued)
---   -------------------

      Future   minimum   lease   payments   under   noncancellable   leases  are
approximately as follows:

                                                      Operating
                                                        leases

Year ending July 31, 1997                          $    16,500
                                                        ======


      The Company expects to lease its current facility directly from the owner of the building upon expiration of its sublease in November 1996. An agreement in principle has been reached; however, there can be no assurance that such lease will be consummated.

(6)   Stockholders' Equity (Deficiency)
---   ---------------------------------

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

                                   (Continued)
                                      F-19

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(6)   Stockholders' Equity (Deficiency), (Continued)
---   ----------------------------------------------

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

      On September 1, 1987, the Board of Directors approved new wage contracts for three officers. The contracts provided for the issuance of 700,000 shares of common stock as an inducement for signing; the shares of common stock were issued on November 16, 1987. The fair value of these shares has been recorded as deferred compensation and was amortized over the term of the employment agreements. The contracts also provided for the issuance of 1,500,000 shares of common stock in 750,000 increments on the occurrence of certain events. These shares were issued during the fiscal years ended July 31, 1989 and 1990 and the fair value of such shares has been recorded as deferred compensation and was amortized over the remaining term of the employment agreements. The contracts also provided for five-year options to purchase 750,000 shares of common stock at $3.00 per share; options for the purchase of 170,000 shares were exercised on June 16, 1988 and the remaining options for the purchase of 580,000 shares expired on September 2, 1992.

                                   (Continued)
                                      F-20

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued


(6)   Stockholders' Equity (Deficiency), (Continued)
---   ----------------------------------------------

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

      On September 21, 1988, the Company entered into a stipulation of settlement arising from a lawsuit wherein it agreed to pay a total of $250,000 in 12 monthly installments. Under the agreement, the Company authorized the issuance on September 7, 1988 and October 18, 1988 of 85,000 and 50,000 shares, respectively, to an escrow account to secure payment of the $250,000 due under the stipulation of settlement. During the fiscal year ended July 31, 1989, the Company issued and sold the 135,000 shares of common stock for $1,074,838. On February 14, 1989, the Board of Directors authorized the issuance of an additional 50,000 shares. During the year ended July 31, 1990, the shares were sold for $351,117. The proceeds from the above transactions were used to pay the settlement and related legal costs, reduce loans from and interest due to the Company's Chief Executive Officer, and for working capital.

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




                                   (Continued)
                                      F-21

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(6)   Stockholders' Equity (Deficiency), (Continued)
---   ----------------------------------------------

      During the fiscal year ended July 31, 1992, the Company issued 45,734 shares of common stock as payment for services rendered to the Company. The fair value of this common stock was charged to operations.

      During the fiscal years ended July 31, 1992 and 1990, 94,000 and 50,000 shares of common stock, respectively, were issued to the Company's Chief Executive Officer upon the conversion of outstanding debentures.

      During the fiscal year ended July 31, 1993, the Company sold 352,667 shares of common stock to private investors at prices ranging from $2.00 to $3.00 resulting in net proceeds to the Company of approximately $735,500. In addition, the private investors were granted options to purchase common stock totaling 587,167 shares at prices ranging from $3.00 to $7.00. During the fiscal year ended July 31, 1995, 322,500 options expired. A total of 30,167 options due to expire on July 31, 1995 were extended to July 31, 1996, their exercise price was reduced to $2.50.

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

      During the fiscal year ended July 31, 1994, 400,000 shares of common stock were issued to the Company's Chief Executive Officer upon the conversion of outstanding debentures.

      During the fiscal year ended July 31, 1994, 25,400 shares of common stock were issued upon the conversion of other outstanding debentures.



                                   (Continued)
                                      F-22

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(6)   Stockholders' Equity (Deficiency), (Continued)
---   ----------------------------------------------

      In September 1994, the Company completed a private placement resulting in the issuance of 288,506 shares of common stock and three-year warrants to purchase 288,506 shares of common stock at an exercise price of $5.50 per share. The common stock and warrants were sold in units consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. The price per unit was $50,000. The Company received proceeds of approximately $545,000, net of costs associated with the placement of approximately $55,000 and the conversion of certain debt by creditors of $121,265 into equivalent private placement units, of 17,600 shares for conversion of short-term borrowings and 30,906 shares issued for services rendered. In October 1994, an additional two units at $50,000 per unit were sold to a private investor under the same terms as the September 1994 private placement resulting in the issuance of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock.

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

      On September 29, 1995, the Company completed a private placement resulting in the issuance of 1,925,616 shares of common stock and three-year warrants to purchase an aggregate of 55,945 shares of common stock at an exercise price of $4.00 per share. Of these shares 1,935 were issued for services rendered to the Company. The common stock was sold alone at per share prices ranging from $2.00 to $3.70, and in combination with warrants at per unit prices ranging from $4.96 to $10.92, which related to the number of warrants contained in the unit. The Company received proceeds of approximately $4.1 million, including $1,723,000 for approximately 820,000 shares received during the fiscal year ended July 31, 1995.

      As consideration for the extension of the Company's term loan agreement with its bank, the Company granted the bank a warrant to purchase 10,000 shares of common stock at an exercise price of $4.19. The warrants were issued as of October 1, 1995 and expire on August 31, 1997.

                                   (Continued)
                                      F-23

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued


(6)   Stockholders' Equity (Deficiency), (Continued)
---   ----------------------------------------------

      In June 1996, the Company sold in a private placement (the "June 1996 Private Placement") 1,515,330 shares of common stock and three-year warrants to purchase 313,800 shares of common stock at an exercise price of $7.50 per share. Of these shares, 12,000 were issued for services rendered to the Company. The common stock was sold alone at a per share price of $3.70, in combination with warrants at a per unit price of $12.52 and warrants were sold alone at a per warrant price of $1.42. Each unit consisted of three shares of common stock and one warrant. The Company received proceeds of approximately $5.7 million.

      On June 1996, the Company issued 10,000 five-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $4.95 per share. The Company recorded research and development expense of $28,260.

      On September 13, 1996, the Securities and Exchange Commission declared effective a registration statement for the offer and sale by certain stockholders of up to 2,042,506 shares of common stock. Of these shares
      (i) 1,722,646 were issued in several private placement transactions during the period October 1995 through April 1996 and in the June 1996 Private Placement, (ii) 313,800 are issuable upon exercise of the warrants which were issued in the June 1996 Private Placement, and (iii) 6,060 were issued to one of the Company's raw material suppliers.

      Also on September 13, 1996, the Securities and Exchange Commission declared effective another registration statement for the offer and sale by certain stockholders of up to 3,767,787 shares of common stock of the Company. Of these shares (i) an aggregate of 1,951,020 shares were issued to the private placement investors in the private placement transactions which were completed during the period from March 1994 through September 1995 (the "Earlier Private Placements"), (ii) an aggregate of 1,184,451 shares are issuable upon exercise of the warrants which were issued to the private placement investors in the Earlier Private Placements, (iii) an aggregate of 622,316 shares may be issued, or have been issued, upon exercise of the options which were issued to the option holders in certain other private transactions and (iv) up to 10,000 shares may be issued to the Company's bank upon exercise of the bank warrant issued in connection with the term loan amendment.

      During the fiscal year ended July 31, 1996, 207,316 shares of common stock were sold from October to April 1996 at per share prices ranging from $3.60 to $4.24 resulting in proceeds of approximately $808,000.

      During the fiscal year ended July 31, 1996, 656,334 stock options were exercised by both related and unrelated parties resulting in net proceeds of approximately $1.9 million to the Company. Of these shares, 89,634 were issued subsequent to July 31, 1996. The exercise prices of the options ranged from $2.50 to $3.87.

      In August and September 1996, a total of 576,000 shares of common stock were issued to related parties upon the exercise of stock options. The exercise price of the options was $3.87, resulting in net proceeds to the Company of approximately $2.2 million.

                                   (Continued)
                                      F-24

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued


(7)   Common Stock Warrants
---   ---------------------

      The following table summarizes the activity of the common stock warrants issued in connection with the public stock offering during 1983:

                                                       Shares      Price Range
                                                       ------      -----------

Sold in public offering                                 330,000     $3.00-3.50
Sold to underwriters                                     60,000        3.00
Exercised                                               (1,165)        3.00
                                                      ---------
Outstanding at July 31, 1983                            388,835     3.00-3.50

Exercised                                             (287,566)     2.00-3.50
Expired                                                (41,269)        3.50
Issued (one-year warrants)                              288,731        6.50
Issued (two-year warrants)                              288,731       10.00
                                                      ---------
Outstanding at July 31, 1984                            637,462     3.00-10.00

Additional underwriters' warrants
  pursuant to antidilution provisions                     7,415        2.67
Exercised                                             (334,957)     2.67-10.00
Expired                                                 (4,359)        6.50
                                                      ---------
Outstanding and exercisable at July 31, 1985            305,561     2.67-10.00

Reinstated                                                2,000        6.50
Exercised                                              (21,565)     2.67-10.00
                                                      ---------
Outstanding and exercisable at July 31, 1986            285,996       10.00

Exercised                                              (14,745)       10.00
                                                      ---------
Outstanding and exercisable at July 31, 1987            271,251       10.00

Exercised                                              (63,925)      $ 7.06
                                                                       ====
Expired                                               (207,236)
                                                      ---------
Outstanding at July 31, 1988                              -
                                                      =========

      Stock Purchase Warrants
      -----------------------

      On July 28, 1988, the Board of Directors granted stock purchase warrants to acquire a maximum of 200,000 shares of common stock at $5.00 per share which were not exercised and expired.

      On July 23, 1991, the Board of Directors granted stock purchase warrants to purchase 200,000 shares of common stock at $5.00 per share which were not exercised and expired.



                                   (Continued)
                                      F-25

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(7)   Common Stock Warrants, (Continued)
---   ----------------------------------

      Warrants sold in 1994, 1995 and 1996 Private Placements
      -------------------------------------------------------

                                                Warrants          Exercise Price          Expiration
                                                --------          --------------          ----------

Sold in March 1994 Private Placement               800,000         $    5.00             3/21/97 to 6/21/97
                                               -----------        ------------

Outstanding at July 31, 1994                       800,000              5.00             3/21/97 to 6/21/97

Sold in September 1994 Private Placement           288,506              5.50             12/9/97 to 12/14/97
Sold in October 1994 Private Placement              40,000              5.50             1/21/98
Sold in September 1995 Private Placement            47,405              4.00             10/1/98
                                               -----------        ------------

Outstanding and exercisable at July 31, 1995     1,175,911        4.00 - 5.50            3/21/97 to 10/1/98

Issued to bank in connection with an amendment to
 the Company's term loan                            10,000              4.19             8/31/97
Sold in September 1995 Private Placement             8,540              4.00             10/1/98
Sold in June 1996 Private Placement                313,800              7.50             8/29/99 to 9/10/99
                                               -----------        ------------

Outstanding and exercisable at July 31, 1996     1,508,251     $  4.00 - 7.50            3/21/97 to 9/10/99
                                               ===========        ============


(8)   Stock Options
---   -------------

      1981 Non-Qualified Stock Option Plan
      ------------------------------------

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

      The following table summarizes stock options outstanding:

                                          Shares               Price Range
                                          ------               -----------

      Granted, August 24, 1984            15,000          $           5.00
      Granted, August 1, 1985             45,000                     15.00
                                          ------
                                                            ------------------
      Subtotal                            60,000                5.00-15.00

      Cancelled                         (45,000)                5.00-15.00
                                         ------
      Outstanding, July 31, 1990          15,000                     15.00
      Expired                           (15,000)          $          15.00
                                         ------
                                                            ==================
      Outstanding, July 31, 1991           -
                                         =====



                                   (Continued)
                                      F-26

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(8)   Stock Options, (Continued)
---   --------------------------

      Non-Qualified Stock Options
      ---------------------------

      The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                            Shares           Price Range
                                                            ------           -----------

      Granted                                              1,032,000       $  3.00-3.50
      Exercised                                            (170,000)             3.00
      Cancelled                                             (6,000)              3.50
                                                    ---------------         --------------
      Balance at July 31, 1988                              856,000           3.00-3.50


      Exercised                                             (1,000)              3.50
                                                    ---------------         --------------
      Balance at July 31, 1989                              855,000           3.00-3.50

      Cancelled                                            (100,000)             3.00
      Expired                                              (59,011)              3.50
      Exercised                                            (105,989)          3.00-3.50
                                                    ---------------         --------------
      Balance at July 31, 1990, 1991 and 1992               590,000           3.00-3.50

      Expired                                              (590,000)          3.00-3.50
      Granted                                               750,000              3.87
                                                    ---------------         --------------
      Balance at July 31, 1993                              750,000              3.87

      Granted pursuant to conversion of certain liabilities:
        related party                                     1,324,014              3.20
        unrelated party                                      73,804              3.20
      Repurchased stock options                            (102,807)             3.20
                                                    ---------------         --------------
      Balance at July 31, 1994 and 1995                   2,045,011          3.20 - 3.87

      Exercised                                            (174,000)             3.87
                                                    ---------------         --------------
      Balance at July 31, 1996                            1,871,011       $ 3.20 - 3.87
                                                    ===============         ==============

      Exercisable at July 31, 1996                        1,306,593       $ 3.20 - 3.87
                                                    ===============         ==============



      The options outstanding at July 31, 1996 will expire between September 16, 1996 and March 30, 2004.


                                   (Continued)
                                      F-27

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(8)   Stock Options, (Continued)
---   --------------------------

      In connection with certain private placements, the Board of Directors have included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                          Shares       Price Range
                                                                          ------       -----------

      Granted                                                               126,000  $    3.97
      Exercised (included in 1989 proceeds from sale to
       private investors)                                                  (25,200)       3.97
                                                                        -----------
      Balance at July 31, 1989                                             100,800

      Granted                                                               61,720        6.50
      Exercised (included in 1990 proceeds from sale to
       private investors)                                                  (39,080)       3.97
      Expired                                                              (61,720)       3.97
                                                                        -----------
      Balance at July 31, 1990                                              61,720

      Granted                                                               45,000        6.50
      Exercised (included in 1991 proceeds from sale to
       private investors)                                                  (16,720)       6.50
      Expired                                                              (45,000)       6.50
                                                                        -----------
      Balance at July 31, 1991                                              45,000

      Granted                                                               50,000        5.00
      Expired                                                              (45,000)       6.50
                                                                        -----------
      Balance at July 31, 1992                                              50,000

      Granted (30,167 options were repriced and extended                   587,167     2.50-7.00
       as described in note 8)
      Expired                                                              (50,000)       5.00
                                                                        -----------
      Balance at July 31, 1993                                             587,167

      Granted                                                               25,000        4.00
                                                                        -----------
      Balance at July 31, 1994                                             612,167     2.50-7.00

      Expired                                                             (322,500)       3.00
                                                                        -----------
      Balance outstanding and exercisable at July 31, 1995                 289,667     2.50-7.00

      Expired                                                             (228,833)     2.50-5.00
      Exercised                                                            (35,834)       2.50
                                                                        -----------   -------------
      Balance outstanding and exercisable at July 31, 1996                  25,000   $    4.00
                                                                        ===========   =============


      The options outstanding at July 31, 1996 were due to expire and were exercised on September 9, 1996.



                                   (Continued)
                                      F-28

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(8)   Stock Options, (Continued)
---   --------------------------

      1989 Stock Plan
      ---------------

      On February 14, 1989, the Company adopted the Alfacell Corporation 1989 Stock Plan (the "1989 Stock Plan"), pursuant to which the Board of Directors shall issue awards, options and grants. The maximum amount of shares of common stock that may be issued pursuant to the option plan is 2,000,000. The per share option exercise price shall be determined by the Board of Directors. All options and shares issued upon exercise are nontransferable and forfeitable in the event employment is terminated within two years of the date of hire. In the event the option is exercised and said shares are forfeited, the Company will return to the optionee the lesser of the current market value of the securities or the exercise price paid.

      The stock option activity is as follows:


                                            Shares               Price Range
                                            ------               -----------

      Granted, February 14, 1989              230,000      $         5.00
      Granted, April 27, 1990                 450,000                5.00
      Granted, November 2, 1990               260,000                5.00
      Granted, April 23, 1991                 945,000                5.00
                                           ----------
                                            1,885,000
      Options issued in connection with
      share purchase                           36,365                2.75
      Expired                                (680,000)               5.00
      Cancelled                               (10,000)               5.00
                                             ----------
      Balance at July 31, 1992              1,231,365             2.75-5.00

      Expired                              (1,195,000)               5.00
      Granted                               1,575,000             3.50-5.00
                                          -----------
      Balance at July 31, 1993              1,611,365             2.75-5.00

      Expired                                 (36,365)                2.75
                                           ---------
      Balance at July 31, 1994              1,575,000             3.50-5.00

      Expired                               (945,000)             3.50-5.00
      Exercised                             (185,000)             2.27-2.50
                                          -----------
      Balance at July 31, 1995               445,000              2.50-2.68


      Exercised                             (445,000)      $      2.50-2.68
                                             -------              =========
      Balance at July 31,1996                  -
                                            ======




                                   (Continued)
                                      F-29

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(8)   Stock Options, (Continued)
---   --------------------------

      In order to induce the exercise of options due to expire, the Board of Directors approved the extension and repricing of certain options. Except as indicated, all options were repriced at the fair market value or above the common stock price at the time of extension.

                                         Exercise Price
                           ------------------------------------------
                                                                         No. of Options
      No. of Options             Original             Revised               Exercised           Expiration Date
      --------------             --------             -------               ---------             ---------------
             110,000               $ 3.50              $   2.27            110,000             January 9, 1995
            *320,000                 5.00                  2.50            320,000              July 31, 1996
             200,000                 5.00                  2.68            200,000              July 31, 1996
             750,000                 3.50                  3.87            174,000           September 16, 1996
           ---------                                                       ---------
           1,380,000                                                       804,000
           =========                                                       =========


      *Options held by unrelated parties were repriced slightly below fair market value at time of extension.


      1993 Stock Option Plan
      ----------------------

      The Company's Board of Directors adopted the 1993 Stock Option Plan (the "Plan") in November 1993 and the stockholders ratified the plan in January 1994. The total number of shares of common stock authorized for issuance upon exercise of options granted under the Plan is 3,000,000.

      The stock options activity is as follows:

                                                      Options      Price Range
                                                      -------      -----------

      Granted                                       1,371,750   $  2.71 - 5.00
      Granted pursuant to conversion of certain
      liabilities, related party                      331,409          3.12
                                                    ---------
      Balance at July 31, 1994                      1,703,159      2.71 - 5.00

      Granted                                         188,850      2.27 - 5.00
                                                    ---------
      Balance at July 31, 1995                      1,892,009      2.27 - 5.00

      Granted                                         296,205      2.23 - 4.95
      Exercised                                       (1,500)      3.12 - 3.51
      Expired                                         (6,500)      3.12 - 3.51
                                                   ---------       -----------
      Balance at July 31, 1996                      2,180,214   $  2.23 - 5.00
                                                    =========      ===========

      Exercisable at July 31, 1996                  1,263,661   $  2.23 - 5.00
                                                    =========      ===========


      These options become exercisable over five years starting at various dates from date of grant, up to one year after the grant date.

      The options outstanding at July 31, 1996 will expire from November 10, 1997 to February 26, 2006.

                                   (Continued)
                                      F-30

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(8)   Stock Options, (Continued)
---   --------------------------

      On August 1, 1996, the Company hired a new President who was granted five year options under the 1993 Stock Option Plan to purchase 650,000 shares of common stock at an exercise price of $4.70 per share, the fair market value of the common stock on the date of grant. Of these options, 100,000 shares vested immediately, 75,000 shares vest each year for the next four years starting one year from the date of the grant and 250,000 vest upon Food and Drug Administration approval of ONCONASE.


(9)   Stock Grant and Compensation Plans
---   ----------------------------------

      The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said Plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:


     Year                                                  Amount
     ended                               Fair                of
   July 31,     Shares                   Value          Compensation
   --------     ------                   -----          ------------

     1983         20,000        $        5.50              $  110,000
     1984         19,750                 5.125                101,219
     1985         48,332              5.125-15.00             478,105
     1986         11,250              5.125-15.00             107,032
     1988         19,000        $        3.50             $     6,500
                  ======                ======                =======


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


      Year                                                        Amount
     ended                                  Fair                    of
    July 31,      Shares                   Value               Compensation
    --------      ------                   -----               ------------

      1984         130,250         $     2.50-3.88                 $  385,917
      1985          99,163               3.50-15.00                   879,478
      1985        (42,500)                  2.50                    (105,825)*
      1986          15,394               9.65-15.00                   215,400
      1987           5,000         $        15.00                 $    75,000
                     =====                 ======                    ========


      * Shares granted in 1984 were renegotiated in 1985 and cancelled as a result of the recipient's termination.


                                   (Continued)
                                      F-31

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(9)   Stock Grant and Compensation Plans, (Continued)
---   -----------------------------------------------

      Alfacell Corporation 1989 Stock Plan
      ------------------------------------

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

      During the fiscal years ended, the following awards and grants were authorized under the 1989 Stock Plan:

     Year                                           Amount
     ended                        Fair                of
   July 31,     Shares            Value          Compensation
   --------     ------            -----          ------------

     1989          30,000       $ 5.00       $           150,000
     1990          56,000         6.00                   336,000
     1991         119,000         4.00                   476,000
     1992         104,000         2.75                   286,000
     1993         117,000         2.00                   234,000
     1994           5,000       $ 3.00       $            15,000
                  =======         ====                 =========


      Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 1995 or 1996.

(10)  Income Taxes
----  ------------

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.








                                   (Continued)
                                      F-32

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(10)  Income Taxes, (Continued)
----  -------------------------

      At July 31, 1996 and 1995, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                              1996                      1995
                                                                              ----                      ----
Deferred tax assets:
      Excess of book over tax depreciation                      $            23,141           $         26,223
      Deferred compensation                                                       -                    165,999
      Other                                                                   1,032                      7,993
      Federal and state net operating loss carry forwards                10,312,089                  8,926,338
      Research and experimentation and investment tax
       credit carry forwards                                                479,287                    473,287
                                                                           ---------                 ---------
Total gross deferred tax assets                                          10,815,549                  9,599,840

Valuation allowance                                                     (10,815,549)                (9,599,840)
                                                                            ----------              ---------
Net deferred tax assets                                         $              -           $              -
                                                                           =============             ========



      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      At July 31, 1996, the Company has federal net operating loss carry forwards of approximately $27,660,000 that expire in the years 1997 to 2011. The Company also has investment tax credit carry forwards of $63,076 and research and experimentation tax credit carry forwards of $416,211 that expire in the years 1998 to 2011. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(11)  Other Financial Information
----  ---------------------------

      Accrued expenses as of July 31, consist of the following:

                                                     1996              1995
                                                     ----              ----

            Payroll and payroll taxes      $           90,347    $   27,539
            Interest                                   10,496        10,196
            Professional fees                          23,581        23,800
            Other                                      37,789        40,242
                                                       ------       -------
                                           $          162,213    $  101,777
                                                      =======       =======



                                   (Continued)
                                      F-33

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                    Notes to Financial Statements, Continued

(11)  Other Financial Information, (Continued)
----  ----------------------------------------

      Prepaid expenses as of July 31, consist of the following:

                                           1996                  1995
                                           ----                  ----

Insurance                        $       31,092       $        31,607
NIH research                              4,824                     -
Other                                    27,934                 7,000
                                         ------                 -----
                                 $       63,850       $        38,607
                                         ======                ======


(12)  Commitments and Contingencies
----  -----------------------------

      On July 23, 1991, the Board of Directors authorized the Company to pay to the Chief Executive Officer of the Company an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE, or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patent. If the Company manufactures and markets its own drugs, then the Company will pay an amount equal to 5% of gross sales from any products sold during the life of the patents. In addition, the agreement provides for a reduction of any indebtedness to the Chief Executive Officer in the amount of $200,000 upon the Company entering into a licensing agreement for its principal product.

      The Company has product liability insurance coverage in the amount of $6,000,000 for clinical trials. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

(13)  Research and Development Agreement
----  ----------------------------------

      In November  1992,  the Company  entered into a  Cooperative  Research and
      Development  Agreement  (CRADA)  with the  National  Institutes  of Health
      (NIH). In accordance with this CRADA, the NIH will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in January 1999, the Company is obligated to pay approximately $5,000 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000, $64,000, and $43,000 during the years ended July 31, 1996, 1995, and 1994, respectively.

      In August 1995, the Company entered into a CRADA with the National Cancer Institute (NCI). In accordance with this CRADA, the NCI will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in August 1998, the Company is obligated to pay approximately $4,825 per month to the NCI. Total research and development expenses under this arrangement amounted to $58,000 during the fiscal year ended July 31, 1996.