Form 10QSB
period 1996-10-31
ALFACELL CORP
filed 1996-12-16
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   OCTOBER 31, 1996                                        0-11088
For the quarterly period ended                        Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)



        Delaware                                          22-2369085
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
                    (Address of principal executive offices)
                                 (201) 748-8082
                           (Issuer's telephone number)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common shares outstanding as of December 9, 1996:    14,565,543

Transitional small business disclosure format (check one):    Yes       No   X

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                        Balance Sheets
                                              October 31, 1996 and July 31, 1996

                                                                                           October 31,
                                                                                               1996                  July 31,
                                                     ASSETS                                (Unaudited)                  1996
                                                     ------                                -----------                  ----
Current assets:
         Cash and cash equivalents                                                  $            9,754,466    $          8,131,442
         Loan receivable, related party                                                                 --                 112,250
         Prepaid expenses                                                                          149,401                  63,850
                                                                                               -----------               ---------
                  Total current assets                                                           9,903,867               8,307,542
                                                                                                 ---------              ----------

Property and equipment, net of accumulated depreciation and amortization of
$695,430 at October 31, 1996 and $688,325 at July 31, 1996                                         132,903                 127,930
                                                                                                ----------              ----------

Other assets:
         Deferred debt costs, net                                                                   15,661                  20,362
         Other                                                                                      27,543                  31,877
                                                                                                ----------              ----------
                                                                                                    43,204                  52,239
                                                                                                ----------                 -------

                  Total assets                                                      $           10,079,974    $          8,487,711
                                                                                                ==========              ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------


Current liabilities:
         Current portion of long-term debt                                          $            1,441,128    $             86,936
         Accounts payable                                                                          376,067                 189,536
         Accrued expenses                                                                           51,768                 162,213
                                                                                                  --------                 -------
                  Total current liabilities                                                      1,868,963                 438,685

Long-term debt, less current portion                                                                20,221               1,398,760
                                                                                                 ---------              ----------
                  Total liabilities                                                              1,889,184               1,837,445
                                                                                                 ---------              ----------


Commitments and contingencies
Stockholders' equity:
         Preferred stock, $.001 par value.
                  Authorized and unissued, 1,000,000 shares at October 31, 1996
                  and July 31, 1996                                                                     --                      --
         Common stock $.001 par value.
                  Authorized  25,000,000  shares at October 31, 1996; Issued and outstanding 14,514,843 shares at October 31, 1996 and
                  13,859,209 shares at July 31, 1996                                                14,515                  13,859
         Capital in excess of par value                                                         49,479,001              47,023,529
         Common stock to be issued.
                  35,000 shares at October 31, 1996 and 89,634 shares at
                  July 31, 1996                                                                    125,000                 258,335
         Subscription receivable, 89,634 shares at July 31, 1996                                        --               (254,185)
         Deficit accumulated during development stage                                         (41,427,726)            (40,391,272)
                                                                                              ------------            ------------
                  Total stockholders' equity                                                     8,190,790               6,650,266
                                                                                                 ---------               ---------

                  Total liabilities and stockholders' equity                        $           10,079,974    $          8,487,711
                                                                                              ============               =========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 1996 and 1995,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1996

                                   (Unaudited)



                                                                                                                August 24, 1981
                                                                                                                 (date of
                                                                         Three Months Ended                     inception)
                                                                             October 31,                             to
                                                                    1996                      1995           October 31, 1996
                                                                   ------                    ------           ----------------

REVENUE:
         Sales                                            $          --          $            --         $         553,489
         Investment income                                          111,983                  34,430                497,237
         Other income                                                --                       --                    60,103
                                                                  ---------                 -------            -----------
         TOTAL REVENUE                                              111,983                  34,430              1,110,829
                                                                  ---------                 -------            -----------

COSTS AND EXPENSES:
         Cost of sales                                               --                       --                   336,495
         Research and development                                   850,893                 443,724             23,410,283
         General and administrative                                 265,750                 166,370             15,971,532
         Interest:
                  Related parties                                    --                       1,153              1,033,960
                  Others                                             31,794                  30,191              1,786,285
                                                                  ---------                 -------             ----------
       TOTAL COSTS AND EXPENSES                                   1,148,437                 641,438             42,538,555
                                                                 ----------                                     ----------

       NET LOSS                                           $     (1,036,454)      $        (607,008)      $    (41,427,726)
                                                                ===========               =========            ==========

         Loss per common share                            $           (.07)      $            (.05)      $          (6.71)
                                                               ============              ==========          =============

Weighted average number of shares
outstanding                                                      14,320,871              11,331,955              6,172,774
                                                                 ==========             ===========            ===========



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 1996 and 1995,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1996

                                   (Unaudited)

                                                                                                          August 24, 1981
                                                                     Three Months Ended                 (date of inception)
                                                                        October 31,                             to
                                                                       1996             1995             October 31, 1996
                                                                    ----------       -----------         ----------------
Cash flows from operating activities:
  Net Loss                                                    $       (1,036,454)        (607,008)         (41,427,726)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities:
    Gain on sale of marketable securities                                      --               --             (25,963)
    Depreciation and amortization                                          13,245           15,466            1,060,474
    Loss on disposal of property and
      equipment                                                                --               --               18,926
    Noncash operating expenses                                             27,900           15,997            4,915,861
    Amortization of deferred compensation                                      --               --           11,442,000
    Amortization of organization costs                                         --               --                4,590
Changes in assets and liabilities:
    Decrease in loan receivable,
        related party                                                     112,250               --                   --
    (Increase) decrease in prepaid expenses                              (85,551)           17,801            (149,401)
    Decrease in other assets                                                4,334            8,905                8,641
    Increase (decrease) in interest payable
       related party                                                           --         (68,800)              744,539
    Increase in accounts payable                                          186,531           42,789              453,332
    Increase in accrued payroll and
       expenses, related parties                                               --           35,148            2,348,145
    Increase (decrease) in accrued expenses                             (110,445)         (50,099)              593,281
                                                                      -----------       ----------            ---------
    Net cash used in operating activities                               (888,190)        (589,801)         (20,013,301)
                                                                      -----------       ----------        -------------
Cash flows from investing activities:
    Purchase of marketable equity securities                                   --               --            (290,420)
    Proceeds from sale of marketable equity
       securities                                                              --               --              316,383
    Purchase of property and equipment                                   (13,517)          (1,015)          (1,055,397)
    Patent costs                                                           --                --                (97,841)
                                                                         --------          -------             --------

         Net cash used in investing activities                           (13,517)          (1,015)          (1,127,275)
                                                                         --------          -------          -----------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 1996 and 1995,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1996

                                   (Unaudited)

                                                                                                                   August 24, 1981
                                                                             Three Months Ended                  (date of inception)
                                                                                October 31,                               to
                                                                              1996                1995             October 31, 1996
                                                                             ------              ------            ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                $         --                --                     849,500
  Payment of short-term borrowings                                             --                --                   (623,500)
  Increase in loans payable - related party, net                               --                --                   2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                                    4,200                --                   2,410,883
  Reduction of bank debt and long-term debt                              (28,547)          (78,662)                 (1,464,106)
  Proceeds from common stock to be issued                                 125,000           108,000                     558,358
  Proceeds from issuance of common stock and warrants, net                     --         2,349,061                  21,668,561
  Proceeds from exercise of stock options, net                          2,424,078            25,000                   4,519,478
  Proceeds from issuance of convertible debentures                             --                --                     347,000
                                                                       ----------       -----------                  ----------
         Net cash provided by financing activities                      2,524,731         2,403,399                  30,895,042
                                                                       ----------         ---------                  ----------
         Net increase in cash                                           1,623,024         1,812,583                   9,754,466
Cash and cash equivalents at beginning of period                        8,131,442         1,398,027                      --
                                                                        ---------       -----------                   ---------
Cash and cash equivalents at end of period                           $  9,754,466         3,210,610                   9,754,466
                                                                        =========         =========                   =========

Supplemental disclosure of cash flow information -
   interest paid                                                     $     43,540            30,844                   1,533,268
                                                                        =========         =========                   =========
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                           $     --                --                       2,725,000
                                                                       ==========        ==========                   =========
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party              $     --                --                       2,945,000
                                                                       ==========        ==========                   =========
   Conversion of short-term borrowings to common stock               $     --                --                         226,000
                                                                       ==========        ==========                   =========
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                $     --                --                       3,194,969
                                                                       ==========        ==========                   =========
   Repurchase of stock options from related party                    $     --                --                       (198,417)
                                                                       ==========        ==========                  ==========
   Conversion of accrued interest to stock options                   $     --                --                         142,441
                                                                       ==========        ==========                   =========
   Conversion of accounts payable to common stock                    $     --                --                          77,265
                                                                       ==========        ==========                   =========
   Conversion of notes payable, bank and
      accrued interest to long-term debt                             $     --                --                       1,699,072
                                                                       ==========        ==========                   =========
   Conversion of loans and interest payable,
      related party and accrued payroll and
      expenses, related parties to long-term
      accrued payroll and other, related party                       $     --                --                       1,863,514
                                                                       ==========        ==========                   =========
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                     $     --                --                         127,000
                                                                       ==========        ==========                   =========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1996 and the results of operations for the three month period ended October 31, 1996 and 1995 and the period from August 24, 1981 (date of inception) to October 31, 1996. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

         Certain reclassifications to the prior year financial information were made to conform with the October 31, 1996 presentation.


2.       CAPITAL STOCK
         -------------

         In August 1996, a total of 387,300 stock options were exercised by related parties resulting in net proceeds of approximately $1,499,000 to the Company. Of these shares, 10,000 were issued subsequent to October 31, 1996. The exercise price of the options was $3.87 per share.

         In August 1996, the Company issued 10,000 stock options exercisable for five years as payment for services rendered. An equal portion of these options vest monthly for one year commencing September 1, 1996. The Company recorded general and administrative expense of $27,900 which was the fair value on the date of issuance.

         In September 1996, 213,700 stock options were exercised by both related and unrelated parties resulting in net proceeds of approximately $830,000 to the Company. Of these shares, 25,000 were issued subsequent to October 31, 1996. The exercise prices of the options ranged from $3.87 to $4.00 per share.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


2.       CAPITAL STOCK (continued)
         -------------------------

         On September 13, 1996, the Securities and Exchange Commission declared effective a registration statement for the offer and sale by certain stockholders of up to 2,042,506 shares of common stock. Of these shares (i) 1,722,646 were issued in several private placement transactions during the period October 1995 through April 1996 and in the private placement completed in June 1996 (the "June 1996 Private Placement"), (ii) 313,800 are issuable upon exercise of the warrants which were issued in the June 1996 Private Placement, and (iii) 6,060 were issued to one of the Company's raw material suppliers in connection with a supply agreement.

         Also on September 13, 1996, the Securities and Exchange Commission declared effective another registration statement for the offer and sale by certain stockholders of up to 3,767,787 shares of common stock of the Company. Of these shares (i) an aggregate of 1,951,020 shares were issued to the private placement investors in the private placement transactions which were completed during the period from March 1994 through September 1995 (the "Earlier Private Placements"), (ii) an aggregate of 1,184,451 shares are issuable upon exercise of the warrants which were issued to the private placement investors in the Earlier Private Placements, (iii) an aggregate of 622,316 shares may be issued, or have been issued, upon exercise of options which were issued to the option holders in certain other private transactions and (iv) up to 10,000 shares may be issued to the Company's bank upon exercise of the bank warrant issued in connection with an amendment to the Company's term loan agreement with its bank (the "Term Loan").

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------


         Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three month periods ended October 31, 1996 and 1995

         Revenues. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in the three months ended October 31, 1996 and 1995. Investment income for the three months ended October 31, 1996 increased to $112,000, compared to $34,000 for the same period last year due to an increase in the amount of funds invested.

         Research and Development. Research and development expense for the three months ended October 31, 1996 was $851,000 compared to $444,000 for the same period last year, an increase of $407,000 or 92%. This increase was primarily due to an increase in costs associated with the purchase of raw materials for anticipated future production of ONCONASE, manufacturing clinical supplies of ONCONASE and costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma.

         General and Administrative. General and administrative expense for the three months ended October 31, 1996 was $266,000 compared to $166,000 for the same period last year, an increase of $100,000 or 60%. This increase was primarily due to the hiring of additional administrative personnel including the Company's new president in August 1996 and an increase in public relations expenses.

         Interest. Interest expense for the three months ended October 31, 1996 was $32,000 compared to $31,000 for the same period last year, an increase of $1,000 or 3%. This increase was primarily due to an increase in the interest rate applicable to the Company's Term Loan which was amended effective as of October 1, 1995.

         Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended October 31, 1996 was $1,036,000 as compared to $607,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981, to October 31, 1996 amounted to $41,428,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.


Liquidity and Capital Resources

         Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 1996, the Company had a net increase in cash and cash equivalents of $1,623,000, which resulted from net cash provided by financing activities of $2,525,000, primarily from the issuance of common stock upon the exercise of stock options in August and September 1996, offset by the purchase of property and equipment of $14,000 and net cash used in operating activities of $888,000.

     The Company's Term Loan agreement with its bank matures on August 31, 1997. The entire principal amount outstanding on the Term Loan as of October 31, 1996 was reflected as a current liability. This is the primary reason for a significant increase in current liabilities as of October 31, 1996 compared to July 31, 1996 and a significant decrease in long-term debt as of October 31, 1996 compared to July 31, 1996. It is estimated that the outstanding balance on August 31, 1997 will be $1,369,000. At that time, the Company intends to refinance the Term Loan, use its current cash resources or raise sufficient equity to pay off the unpaid balance. However, there can be no assurance that the Company will have sufficient cash resources available at that time, that it will be able to raise sufficient equity or that it will be able to successfully conclude a refinancing.

         The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussion with several potential collaborative partners for further developments and marketing of ONCONASE, however there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash and cash equivalents as of October 31, 1996 will be sufficient to meet its anticipated cash needs for approximately the next two years. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

         Pursuant to the terms of the Term Loan agreement without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, and (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's Chief Executive Officer has pledged the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan. The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit the sale of such stock whereupon the proceeds will be used to make payments under the pledgor's term loan agreement with the bank. The Term Loan agreement prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of such pledged stock to the aggregate outstanding debt of the Company and the Company's Chief Executive Officer, as pledgor, to the bank, below 1:1.

         The Company's working capital and capital requirements may depend upon numerous factors including, the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.


Item 5.  OTHER INFORMATION
--------------------------

         On December 5, 1996, the Company's Common Stock commenced trading on the NASDAQ Smallcap Market Securities System under the symbol "ACEL."

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).

                                                                                    Exhibit No.
                                                                                        or
    Exhibit                                                                        Incorporation
      No.                                            Item Title                    by Reference
     -----                                           ----------                    ------------
         3.1      Certificate of Incorporation                                           *
         3.2      By-Laws                                                                *
         3.3      Amendment to Certificate of Incorporation                              #
         4.1      Form of Convertible Debenture                                         **
        10.1      Form of Stock and Warrant Purchase Agreements used in
                  private placements completed April 1996 and June 1996                 ##
        10.2      Lease, as amended - 225 Belleville Avenue, Bloomfield, New
                  Jersey                                                                **
        10.3      Amendment to Lease - 225 Belleville Avenue, Bloomfield,
                  New Jersey                                                             #
        10.4      Term Loan Agreement dated as of May 31, 1993 by and
                  between the Company and First Fidelity Bank, N.A., New
                  Jersey                                                                **
        10.5      Term Note dated as of May 31, 1993 issued by the Company
                  to First Fidelity Bank, N.A., New Jersey                              **
        10.6      Patent Security Agreement dated as of May 31, 1993 by and
                  between the Company and First Fidelity Bank, N.A., New
                  Jersey                                                                **
        10.7      Security Agreement dated as of May 31, 1993 by and between
                  the Company and First Fidelity Bank, N.A., New Jersey                 **
        10.8      Subordination Agreement dated as of May 31, 1993 by and
                  among the Company, Kuslima Shogen, and First Fidelity
                  Bank, N.A., New Jersey                                                **
        10.9      Amendment to Subordination Agreement dated as of May 31,
                  1993 by and among the Company, Kuslima Shogen, and First
                  Fidelity Bank, N.A., New Jersey dated June 30, 1995                    #
       10.10      Form of Stock Purchase Agreement and Certificate used in
                  connection with various private placements                            ***
       10.11      Form of Stock and Warrant Purchase Agreement and Warrant
                  Agreement used in Private Placement completed on March 21,
                  1994                                                                  ***
       10.12      The Company's 1993 Stock Option Plan and Form of Option
                  Agreement                                                            *****

                                     - 11 -


       10.13      Debt Conversion Agreement dated March 30, 1994 with
                  Kuslima Shogen                                                       ****
       10.14      Accrued Salary Conversion Agreement dated March 30, 1994
                  with Kuslima Shogen                                                  ****
       10.15      Accrued Salary Conversion Agreement dated March 30, 1994
                  with Stanislaw Mikulski                                              ****
       10.16      Debt Conversion Agreement dated March 30, 1994 with John
                  Schierloh                                                            ****
       10.17      Option Agreement dated March 30, 1994 with Kuslima Shogen            ****
       10.18      Amendment No. 1 dated June 20, 1994 to Option Agreement
                  dated March 30, 1994 with Kuslima Shogen                             ****
       10.19      Amendment No. 1 dated June 17, 1994 to Term Loan
                  Agreement dated May 31, 1993 between Kuslima Shogen and
                  First Fidelity Bank, N.A., New Jersey                                ****
       10.20      Second Pledge Agreement dated June 17, 1994 by and among
                  the Company, Kuslima Shogen and First Fidelity Bank, N.A.,
                  New Jersey                                                           ****
       10.21      Form of Amendment No. 1 dated June 20, 1994 to Option
                  Agreement dated March 30, 1994 with Kuslima Shogen                   *****
       10.22      Form of Amendment No. 1 dated June 20, 1994 to Option
                  Agreement dated March 30, 1994 with Stanislaw Mikulski               *****
       10.23      Form of Stock and Warrant Purchase Agreement and Warrant
                  Agreement used in Private Placement completed on September
                  13, 1994                                                               +
       10.24      Form of Subscription Agreements and Warrant Agreement
                  used in Private Placements closed in October 1994 and
                  September 1995.                                                        +
       10.25      Amendment No. 1 dated as of October 1, 1995 to Term Loan
                  Agreement dated as of May 31, 1993 by and between the
                  Company and First Fidelity Bank, N.A. New Jersey                       ~
       10.26      Amended and Restated Term Note dated as of October 1, 1995 issued by the Company to First Fidelity Bank, N.A. New
                  Jersey                                                                 ~
       10.27      Warrant dated as of October 1, 1995 issued by the Company
                  to First Fidelity Bank, N.A. New Jersey                                ~
        27.1      Financial Data Schedule                                               ###
        99.1      Factors to Consider in Connection with Forward-Looking
                  Statements                                                            +++

                                     - 12 -

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

*****Previously filed as exhibits to the Company's  Registration  Statement Form
     SB-2 (File No. 33-76950) and incorporated herein by reference thereto.

+ Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-83072) and incorporated herein by reference thereto.

++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1995 and incorporated herein by reference thereto.

+++ Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996 and incorporated herein by reference thereto.

~ Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-63341) and incorporated herein by reference thereto.

# Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995 and incorporated herein by reference thereto.

## Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 333-11575) and incorporated herein by reference thereto.

###  Filed herewith.

(b)  Reports on Form 8-K.

             None.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            ALFACELL CORPORATION
                                                                    (Registrant)


December 16, 1996                                            /s/ GAIL E. FRASER
Date                                                             Gail E. Fraser
                                                     Vice President, Finance and
                                              Chief Financial Officer (Principal
                                                Accounting Officer and Principal
                                                              Financial Officer)