Form 10QSB
period 1997-01-31
ALFACELL CORP
filed 1997-03-17
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   JANUARY 31, 1997                                           0-11088
For the quarterly period ended                           Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                             22-2369085
        ---------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common shares outstanding as of March 6, 1997:    14,577,543

Transitional small business disclosure format (check one):    Yes       No   X

                              ALFACELL CORPORATION
                          (A Development Stage Company)

Part I.  Financial Information
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       January 31, 1997 and July 31, 1996

                                                                                January 31,              July 31,
                                                     ASSETS                         1997                   1996
                                                     ------                         -----                  ----
                                                                               (Unaudited)
Current assets:
         Cash and cash equivalents                                           $    8,546,686      $     8,131,442
         Loan receivable, related party                                               -                  112,250
         Prepaid expenses                                                           121,784               63,850
                                                                                    ----------       -----------
                  Total current assets                                            8,668,470            8,307,542
                                                                                  ----------           ---------

Property and equipment, net of accumulated depreciation and amortization
of $707,001 at January 31, 1997 and $688,325 at July 31, 1996                        244,439             127,930
                                                                                     --------           -------

Other assets:
         Deferred debt costs, net                                                     10,959              20,362
         Other                                                                        22,462              31,877
                                                                                      ------              ------
                  Total other assets                                                  33,421              52,239
                                                                                     -------             -------
                  Total assets                                                   $ 8,946,330         $ 8,487,711


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                   $     1,419,573        $     86,936
         Accounts payable                                                            239,068             189,536
         Accrued expenses                                                             51,632             162,213
                                                                                     -------            -------
                  Total current liabilities                                        1,710,273             438,685

Long-term debt, less current portion                                                  20,049           1,398,760
                                                                                  ------------        ---------

                  Total liabilities                                                1,730,322           1,837,445
                                                                                   ---------          ---------

Commitments and contingencies

Stockholders'  equity:
         Preferred stock, $.001 par value.
                  Authorized and unissued, 1,000,000 shares
                  at January 31, 1997 and July 31, 1996                                -                   -
         Common stock, $.001 par value.
                  Authorized  25,000,000  shares  January 31,  1997;  Issued and outstanding 14,577,843 shares at January 31,
                  1997 and 13,859,209 shares at July 31, 1996                        14,577              13,859
         Capital in excess of par value                                          49,674,886          47,023,529
         Common stock to be issued, 89,634 shares at July 31, 1996                     -                258,335
         Subscription receivable, 89,634 shares at July 31, 1996                                       (254,185)
         Deficit accumulated during development stage                           (42,473,455)        (40,391,272)
                                                                                ------------        ------------
                  Total stockholders'  equity                                     7,216,008           6,650,266
                                                                                  ---------           ---------

                  Total liabilities and stockholders'  equity                $    8,946,330         $ 8,487,711


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                        Three months and six months ended
                        January 31, 1997 and 1996 and the
                           Period from August 24, 1981
                     (Date of Inception) to January 31, 1997

                                   (Unaudited)

                                                                                                                    August 24, 1981
                                                                                                                       (Date of
                                                     Three Months Ended                Six Months Ended               Inception)
                                                         January 31,                    January 31,                   To
                                                 1997                1996          1997                1996       January 31, 1997
                                                 ----                 ---           ----               -----      ----------------
REVENUE:
   Sales                                 $        -             $     -        $     -         $        -                553,489
     Investment income                         117,065              40,050         229,048           74,480              614,302
     Other income                                 -                   -              -                  -                 60,103


   TOTAL REVENUE                               117,065              40,050         229,048           74,480            1,227,894
                                               --------             ------         -------          ---------        -------------

COSTS AND EXPENSES:
     Cost of sales                                -                   -              -                  -                336,495
     Research and development                  842,868             577,276       1,693,761        1,021,000           24,253,151
     General and administrative                288,677             258,119         554,427          424,489           16,260,209
     Interest:
                  Related parties                 -                    603           -                1,756            1,033,960
                  Others                        31,249              35,121          63,043           65,312            1,817,534
                                               ------               ------          ------           -------           ---------
     TOTAL COSTS AND EXPENSES                1,162,794             871,119       2,311,231        1,512,557           43,701,349
                                            ---------            ----------      ------------     ---------           ----------

NET LOSS                                 $  (1,045,729)         $ (831,069)  $  (2,082,183)     $(1,438,077) $       (42,473,455)
                                            -------------     --------------   --------------   ------------          -----------

Loss per common share                 $         ( .07)        $       (.07)  $        (.14)  $       (.12)       $         (6.98)
                                            ----------           ----------      ----------      ---------          ---------------

Weighted average number of shares
outstanding                                14,567,821           11,662,304      14,444,346      11,497,130             6,081,180
                                           --------------       ----------      ------------    ----------             ------------



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                        Six months ended January 31, 1997
                          and 1996 and the Period from
                                 August 24, 1981
                     (Date of Inception) to January 31, 1997

                                   (Unaudited)

                                                                       Six Months Ended                 August 24, 1981
                                                                          January 31,                 (Date of inception)
                                                                        1997             1996           January 31, 1997
                                                                        ----             ----           ----------------

Cash flows from operating activities:
   Net Loss                                                    $   (2,082,183)   (1,438,077)               (42,473,455)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
    Gain on sale of marketable securities                                 -            -                       (25,963)
    Depreciation and amortization                                      29,517        45,150                  1,076,746
    Loss on disposal of property and equipment                            -           -                         18,926
    Noncash operating expenses                                         27,900        15,997                  4,915,861
    Amortization of deferred compensation                                 -           -                     11,442,000
    Amortization of organization costs                                    -           -                          4,590
Changes in assets and liabilities:
    Decrease in loan receivable, related party                         112,250        -                        -
    (Increase) decrease in prepaid expenses                            (57,934)     18,418                    (121,784)
    (Increase) decrease in other assets                                  9,415      (9,718)                     13,722
    Increase (decrease) in interest payable, related party                  -       (93,150)                   744,539
    Increase in accounts payable                                        49,532      110,209                    316,333
    Increase (decrease) in accrued payroll and expenses,
      related parties                                                       -       (72,880)                 2,348,145
    Increase (decrease) in accrued expenses                           (110,581)     (21,601)                   593,145
                                                                        ---------   --------                   --------
            Net cash used in operating activities                   (2,022,084)  (1,445,652)               (21,147,195)
                                                                    -----------  -----------               ------------
Cash flows from investing activities:
    Purchase of marketable securities                                      -            -                      (290,420)
    Proceeds from sale of marketable equity securities                     -            -                       316,383
    Purchase of property and equipment                                (136,623)      (5,169)                 (1,178,503)
    Patent costs                                                           -            -                       (97,841)
            Net cash used in investing activities                     (136,623)      (5,169)                 (1,250,381)
                                                                      ---------      -------                -----------




See accompanying notes to financial statements.
                                                                    (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                      STATEMENTS OF CASH FLOWS (continued)

                        Six months ended January 31, 1997
                          and 1996 and the Period from
                                 August 24, 1981
                     (Date of Inception) to January 31, 1997

                                   (Unaudited)

                                                                       Six Months Ended                 August 24, 1981
                                                                            January 31,                (Date of inception)
                                                                        1997             1996            January 31, 1997
                                                                        ----             ----            ----------------
Cash flows from financing activities:
    Proceeds from short-term borrowings                        $           -               -                   849,500
    Payment of short-term borrowings                                       -               -                  (623,500)
    Increase in loans payable - related party, net                         -               -                 2,628,868
    Proceeds from bank debt and other long-term debt,
      net of deferred debt costs                                        4,200              -                 2,410,883
    Reduction of bank debt and long-term debt                         (50,274)          (99,388)            (1,485,833)
    Proceeds from common stock to be issued                                -               -                   433,358
    Proceeds from issuance of common stock
      and warrants, net                                                    -          2,727,519             21,678,561
    Proceeds from exercise of stock options and
       warrants, net                                                 2,620,025           36,560              4,705,425
    Proceeds from issuance of convertible debentures                       -               -                   347,000
                                                                      ---------         ----------            ----------
            Net cash provided by financing activities                2,573,951        2,664,691             30,944,262
                                                                   -----------         -----------           -----------
            Net increase in cash                                       415,244        1,213,870              8,546,686
Cash and cash equivalents at beginning of period                     8,131,442        1,398,027                   -
                                                                     ---------        ---------               ---------
Cash and cash equivalents at end of period                     $     8,546,686        2,611,897              8,546,686
                                                                     ---------        ---------              ---------
Supplemental disclosure of cash flow information -
    interest paid                                              $        74,790           64,890              1,564,518
Noncash financing activities:
    Issuance of convertible subordinated debenture for
      loan payable to officer                                  $         -                -                  2,725,000
                                                                  -----------         -----------           -----------
    Issuance of common stock upon the conversion of
      convertible subordinated debentures, related party       $         -                -                  2,945,000
                                                                  -----------         -----------           -----------
    Conversion of short-term borrowings to common stock        $         -                 -                   226,000
                                                                  -----------         -----------           -----------
    Conversion of accrued interest, payroll and expenses
      by related parties to stock options                      $          -                -                 3,194,969
                                                                  -----------         -----------           -----------
    Repurchase of stock options from related party             $          -                -                  (198,417)
                                                                  -----------         -----------           -----------
    Conversion of accrued interest to stock options            $          -                -                   142,441
                                                                  -----------         -----------           -----------
    Conversion of accounts payable to common stock             $          -                -                    77,265
                                                                  -----------         -----------           -----------
    Conversion of notes payable, bank and accrued
      interest to long-term debt                               $          -                -                 1,699,072
                                                                  -----------         -----------           -----------
    Conversion of loans and interest payable,
     related party and accrued payroll and expenses,
     related parties to long-term accrued payroll and other,
     related party                                            $           -                -                 1,863,514
                                                                 -----------         -----------           -----------
    Issuance of common stock upon the conversion of
     convertible subordinated debentures, other               $          -                -                    127,000
                                                                  -----------         -----------           -----------


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

  1. ORGANIZATION AND BASIS OF PRESENTATION
  -----------------------------------------

        In the  opinion of  management,  the  accompanying  unaudited  financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1997; the results of operations for the six month periods ended January 31, 1997, and 1996; and the period August 24, 1981 (date of inception) to January 31, 1997. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

        The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

        Certain reclassifications to the prior year financial information were made to conform with the January 31, 1997 presentation.


 2. CAPITAL STOCK
 ----------------

        In August 1996, a total of 387,300 stock options were exercised by related parties, resulting in net proceeds of approximately $1,499,000 to the Company. The exercise price of the options was $3.87 per share.

          In August 1996, the Company issued 10,000 stock options with an exercise price of $4.69 exercisable for five years as payment for services rendered. An equal portion of these options vest monthly for one year commencing September 1, 1996. The Company recorded general and administrative expense of $27,900 which was the fair value on the date of issuance.

        In September 1996, 213,700 stock options were exercised by both related and unrelated parties resulting in net proceeds of approximately $830,000 to the Company. The exercise prices of the options ranged from $3.87 to $4.00 per share.

        On September 13, 1996, the Securities and Exchange Commission declared effective a registration statement for the offer and sale by certain stockholders of up to 2,042,506 shares of common stock. Of these shares,
     (i) 1,722,646 were issued in several private placement transactions during the period October 1995 through April 1996 and in the private placement completed in June 1996 (the "June 1996 Private Placement"), (ii) 313,800 are issuable upon exercise of the warrants which were issued in the June 1996 Private Placement, and (iii) 6,060 were issued to one of the Company's raw material suppliers in connection with a supply agreement.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


 2.  CAPITAL STOCK (continued)
 -----------------------------

        Also on September 13, 1996, the Securities and Exchange Commission declared effective another registration statement for the offer and sale by certain stockholders of up to 3,767,787 shares of common stock of the Company. Of these shares (i) an aggregate of 1,951,020 shares were issued to the private placement investors in the private placement transactions which were completed during the period March 1994 through September 1995 (the "Earlier Private Placements"), (ii) an aggregate of 1,184,451 shares are issuable upon the exercise of the warrants which were issued to the private placement investors in the Earlier Private Placements, (iii) an aggregate of 622,316 shares may be issued, or have been issued, upon exercise of options which were issued to the option holders in certain other private transactions, and (iv) up to 10,000 shares may be issued to the Company's bank upon exercise of the warrant issued to the bank in connection with an amendment to the Company's term loan agreement with its bank (the "Term Loan").

        In November and December 1996, 26,000 stock options and 2,000 warrants were exercised by both related and unrelated parties resulting in net proceeds of approximately $84,000 to the Company. The exercise prices of the options ranged from $2.45 to $3.12 per share and the exercise price of the warrants was $5.00 per share.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                 ------------------------------------


        Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward- looking statements will be achieved. The matters set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996, which Exhibit is incorporated herein by reference, constitute cautionary statements, identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

       Results of Operations

       Three and six month periods ended January 31, 1997 and 1996

        Revenues. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in the six month period ended
     January 31, 1997 and 1996. Investment income for the six months ended January 31, 1997 increased to $229,000, compared to $74,000 for the same period last year due to an increase in the amount of funds invested.

        Research and Development. Research and development expense for the three months ended January 31, 1997 was $843,000 compared to $577,000 for the same period last year, an increase of $266,000 or 46%. Research and development  expense  for  the  six  months  ended  January  31,  1997  was
     $1,694,000 compared to $1,021,000 for the same period last year, an increase of $673,000 or 66%. These increases were primarily due to hiring of additional laboratory personnel, increases in costs associated with the purchase of raw materials for anticipated future production of ONCONASE, manufacturing clinical supplies of ONCONASE and costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma.

        General and Administrative. General and administrative expense for the three months ended January 31, 1997 was $289,000 compared to $258,000 for the same period last year, an increase of $31,000 or 12%. General and administrative expense for the six months ended January 31, 1997 was $554,000 compared to $424,000 for the same period last year, an increase of $130,000 or 31%. These increases were primarily due to the hiring of additional personnel including the Company's new president in August 1996 and an increase in public relations expenses offset by a reduction in amortization expense on the Company's Term Loan costs.

        Interest. Interest expense for the three months ended January 31, 1997 was $31,000 compared to $36,000 for the same period last year, a decrease of $5,000 or 14%. Interest expense for the six months ended January 31, 1997 was $63,000 compared to $67,000 for the same period last year, a decrease of $4,000 or 6%. These decreases were primarily due to a reduction in the principal balance of the Company's Term Loan which was amended effective as of October 31, 1995 and a reduction in related and unrelated party payables.

          Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended January 31, 1997 was $1,046,000 compared to $831,000 for the same period last year, an increase of $215,000 or 26%. The net loss for the six months ended January 31, 1997 was $2,082,000 as compared to $1,438,000 for the same period last year, an increase of $644,000 or 45%. The cumulative loss from the date of inception, August 24, 1981 to January 31, 1997 amounted to $42,473,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from the operations to offset the development stage expenses.

       Liquidity and Capital Resources

        Alfacell has financed its operations since inception primarily through equity and debt financing and interest income. During the six months ended January 31, 1997, the Company had a net increase in cash and cash equivalents of $415,000, which resulted from net cash provided by financing activities of $2,574,000, primarily from the issuance of common stock upon the exercise of stock options during August through December 1996, offset by the purchase of property and equipment of $137,000 and net cash used in operating activities of $2,022,000.

        The Company's Term Loan with its bank matures on August 31, 1997. The entire principal amount outstanding on the Term Loan as of January 31, 1997 was reflected as a current liability. This is the primary reason for a significant increase in current liabilities as of January 31, 1997 compared to July 31, 1996 and a significant decrease in long-term debt as of January 31, 1997 compared to July 31, 1996. The Company estimates that the outstanding balance on August 31, 1997 will be $1,369,000. At that time, the Company intends to either refinance the Term Loan, or use its current cash resources or raise sufficient equity to pay off the unpaid balance. However, there can be no assurance that the Company will have sufficient cash resources available at that time, that it will be able to raise sufficient equity or that it will be able to successfully conclude a refinancing.

        The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative partners for further development and marketing of ONCONASE; however, there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash and cash equivalents as of January 31, 1997 will be sufficient to meet its anticipated cash needs for approximately the next two years. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the exercise of stock options, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.
                                      - 9 -

          Pursuant to the terms of the Term Loan agreement, without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank,
     (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank,
     (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, or
     (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's Chief Executive Officer has pledged the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan. The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit sales of such stock whereupon the proceeds will be used to make payments under the pledgor's term loan agreement with the bank. The Term Loan agreement prohibits the issuance of any shares by the Company or right to purchase any shares of the Company's stock if the result of such issuance or purchase would be to decrease the ratio of the market value of the stock pledged to the bank by the Chief Executive Officer to the aggregate outstanding debt of the Company and the Company's Chief Executive Officer, as pledgor to the bank, below 1:1.

        The Company's working capital and capital requirements may depend upon numerous factors including, the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.

       PART II. OTHER INFORMATION
       --------------------------

       Item 2.   (c) Recent Sales of Unregistered Securities

     On December 4, 1996, 2,000 warrants received in connection with the Earlier Private Placements were exercised to purchase Common Stock, for an aggregate consideration of $10,000. This transaction was consummated as a private sale pursuant to section 4 (2) of the Securities Act of 1933, as amended.

       Item 4.   Submission of Matters to a Vote of Security Holders

          (a) An annual meeting of stockholders was held on November 21, 1996.

          (b) The directors elected at the annual meeting were Kuslima Shogen, Michael C. Lowe, Gail E. Fraser, Robert R. Henry, Stanislaw M. Mikulski, Allen Siegel and Alan Bell.

          (c) The matters voted upon at the annual meeting and the results of the voting are set forth below. Broker non-votes were not applicable. All of such matters were approved by the stockholders.

               (i) The stockholders voted 10,864,118 shares in favor and withheld 58,200 shares with respect to the election of Kuslima Shogen as a director; 10,867,318 in favor and withheld 55,000 with respect to the election of Michael C. Lowe, as a director; 10,863,318 shares in favor and withheld 59,000 shares with respect to the election of Gail
          E. Fraser as a director; 10,867,318 shares in favor and withheld 55,000 shares with respect to the election of Robert R. Henry as a director; 10,867,118 shares in favor and withheld 55,200 shares with respect to the election of Stanislaw Mikulski as a director; 10,860,853 shares in favor and withheld 61,465 shares with respect to the election of Allen Siegel as a director; and 10,861,553 shares in favor and withheld 60,765 shares with respect to the election of Alan Bell as a director;

               (ii) The stockholders voted 10,864,640 shares in favor and 41,964 shares against a proposal to select KPMG Peat Marwick LLP to audit the Company's financial statements for the fiscal year ending July 31, 1997. 15,714 shares abstained from voting on this proposal.

       Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).


                                                                          Exhibit No.
                                                                             or
Exhibit                                                                Incorporation
  No.                                         Item Title                by Reference
 ----                                         ----------                ------------
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




                                                                         Exhibit No.
                                                                             or
Exhibit                                                                Incorporation
  No.                                         Item Title                by Reference
  ---                                         ----------                ------------

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



                                                                                             Exhibit No.
                                                                                                 or
Exhibit                                                                                    Incorporation
  No.                                         Item Title                                    by Reference
  ---                                         ----------                                    ------------

 99.1     Factors to Consider in Connection with Forward-
          Looking Statements                                                                    +++


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



                                                            ALFACELL CORPORATION
                                                                    (Registrant)


     March  17, 1997                                          /s/ GAIL E. FRASER
     ----------------                                       -------------------
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