Form 10QSB
period 1997-04-30
ALFACELL CORP
filed 1997-06-13
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


April 30, 1997                                              0-11088
For the quarterly period ended                           Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)



Delaware                                                             22-2369085
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
                    (Address of principal executive offices)
                                 (973) 748-8082
                           (Issuer's telephone number)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common shares outstanding as of June 2, 1997:    14,837,843

Transitional small business disclosure format (check one):    Yes       No   X

                              ALFACELL CORPORATION
                          (A Development Stage Company)

Part I.  Financial Information
Item 1.  Financial Statements

                                 BALANCE SHEETS
                        April 30, 1997 and July 31, 1996


                                                                                 April 30,              July 31,
                                            ASSETS                                1997                    1996
                                            ------                                -----                   ----
                                                                               (Unaudited)
Current assets:
         Cash and cash equivalents                                          $    8,322,572         $   8,131,442
         Loan receivable, related party                                              -                   112,250
         Prepaid expenses                                                          201,543                63,850
                                                                                   -------                ------
                  Total current assets                                           8,524,115             8,307,542
                                                                                 ---------             ---------

Property and equipment, net of accumulated depreciation and amortization
of $722,913 at April 30, 1997 and $688,325 at July 31, 1996                        262,101               127,930
                                                                                   -------               -------

Other assets:
         Deferred debt costs, net                                                    6,258                20,362
         Other                                                                      24,681                31,877
                                                                                    ------                ------
                  Total other assets                                                30,939                52,239
                                                                                   -------               -------
                  Total assets                                              $    8,817,155        $    8,487,711
                                                                                 =========             =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                   $   1,400,198         $      86,936
         Accounts payable                                                          135,359               189,536
         Accrued expenses                                                           44,076               162,213
                                                                                    ------               -------
                  Total current liabilities                                      1,579,633               438,685

Long-term debt, less current portion                                                18,060             1,398,760
                                                                                    ------             ---------

         Total liabilities                                                       1,597,693             1,837,445
                                                                                 ---------             ---------

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $.001 par value.
                  Authorized and unissued, 1,000,000 shares
                  at April 30, 1997 and July 31, 1996                                 -                    -
         Common stock, $.001 par value.
                  Authorized  25,000,000  shares  April  30,  1997;  Issued  and outstanding 14,771,343 shares at April 30,
                  1997 and 13,859,209 shares at July 31, 1996                       14,771                13,859
         Capital in excess of par value                                         50,561,541            47,023,529
         Common stock to be issued, 89,634 shares at July 31, 1996                    -                  258,335
         Subscription receivable, 89,634 shares at July 31, 1996                      -                 (254,185)
Deficit accumulated during development stage                                   (43,356,850)          (40,391,272)
                                                                                ------------          ------------
                  Total stockholders' equity                                     7,219,462             6,650,266
                                                                                 ---------             ---------

                  Total liabilities and stockholders' equity                 $   8,817,155         $   8,487,711
                                                                                 =========             =========

See accompanying notes to financial statements.

                                      - 2 -

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                       Three months and nine months ended
                         April 30, 1997 and 1996 and the
                           Period from August 24, 1981
                      (Date of Inception) to April 30, 1997

                                   (Unaudited)

                                                                                                                   August 24, 1981


                                                                                                                      (Date of
                                                      Three Months Ended               Nine Months Ended              Inception)
                                                          April 30,                       April  30,                      To

                                                       1997            1996             1997              1996    April 30, 1997
                                                       ----            ----             ----              ----    --------------
REVENUE:
    Sales                                     $       -          $      -        $       -        $       -      $       553,489
    Investment income                              109,232            31,083          338,280           105,563          723,534
    Other income                                      -                 -                -                 -              60,103
                                                   -------            ------          -------           -------           ------

TOTAL REVENUE                                      109,232            31,083          338,280           105,563        1,337,126
                                                   -------            ------          -------           -------        ---------

COSTS AND EXPENSES:
    Cost of sales                                     -                 -                -                 -             336,495
    Research and development                       677,007           520,826        2,370,768         1,541,826       24,930,158
    General and administrative                     285,863           197,138          840,290           621,627       16,546,072
    Interest:
                    Related parties                   -                   45             -                1,801        1,033,960
                    Others                          29,757            31,205           92,800            96,517        1,847,291
                                                    ------            ------          -------           -------        ---------

TOTAL COSTS AND EXPENSES                           992,627           749,214        3,303,858         2,261,771       44,693,976
                                                  --------           -------        ---------         ---------       ----------

NET LOSS                                      $   (883,395)      $  (718,131)  $   (2,965,578)    $  (2,156,208)   $ (43,356,850)
                                                  =========         =========     ===========       ===========     ============

Loss per common share                          $     ( .06)      $      (.06)$          (.20)   $         (.19)  $        (7.23)

Weighted average number of shares
outstanding                                     14,668,354        11,798,079       14,517,375        11,595,982        5,989,290
                                                ==========        ==========       ==========        ==========        =========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                      Nine months ended April 30, 1997 and
                         1996 and the Period from August
                                    24, 1981
                      (Date of Inception) to April 30, 1997

                                   (Unaudited)


                                                                       Nine Months Ended                  August 24, 1981
                                                                            April 30,                    (Date of inception)
                                                                     1997               1996               April 30, 1997
                                                                     ----               ----               --------------

Cash flows from operating activities:
   Net Loss                                                     $   (2,965,578)  $   (2,156,208)           $   (43,356,850)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
     Gain on sale of marketable securities                              -                  -                       (25,963)
     Depreciation and amortization                                      50,130           58,398                  1,097,359
     Loss on disposal of property and equipment                         -                  -                        18,926
     Noncash operating expenses                                         27,900           15,997                  4,915,861
     Amortization of deferred compensation                              -                  -                    11,442,000
     Amortization of organization costs                                 -                  -                         4,590
Changes in assets and liabilities:
     Decrease in loan receivable, related party                        112,250             -                          -
     Increase in prepaid expenses                                     (137,693)         (52,139)                  (201,543)
     (Increase) decrease in other assets                                 7,196           (5,651)                    11,503
     Increase (decrease) in interest payable, related party             -              (137,388)                   744,539
     Increase (decrease) in accounts payable                           (54,177)         168,542                    212,624
     Increase (decrease) in accrued payroll and expenses,
        related parties                                                 -              (205,950)                 2,348,145
     Increase (decrease) in accrued expenses                          (118,137)          37,512                    585,589
                                                                      --------          ------                    --------
              Net cash used in operating activities                 (3,078,109)      (2,276,887)               (22,203,220)
                                                                    -----------      -----------               ------------
Cash flows from investing activities:
     Purchase of marketable securities                                  -                  -                      (290,420)
     Proceeds from sale of marketable equity securities                 -                  -                       316,383
     Purchase of property and equipment                               (170,197)         (26,228)                (1,212,077)
     Patent costs                                                       -                  -                       (97,841)
                                                                                                                  ---------
              Net cash used in investing activities                   (170,197)         (26,228)                (1,283,955)
                                                                      --------          --------                -----------




See accompanying notes to financial statements.

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                      STATEMENTS OF CASH FLOWS (continued)

                        Nine months ended April 30, 1997
                          and 1996 and the Period from
                                 August 24, 1981
                      (Date of Inception) to April 30, 1997

                                   (Unaudited)


                                                                             Nine Months Ended               August 24, 1981
                                                                                April 30,                  (Date of inception)
                                                                        1997            1996                April 30, 1997
                                                                        ----            ----              ----------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                          $         -                -                         849,500
 Payment of short-term borrowings                                       -                -                        (623,500)
 Increase in loans payable - related party, net                         -                -                       2,628,868
 Proceeds from bank debt and other long-term debt,
   net of deferred debt costs                                            4,200           29,540                  2,410,883
 Reduction of bank debt and long-term debt                             (71,638)        (127,915)                (1,507,197)
 Proceeds from common stock to be issued                                 -               -                         433,358
 Proceeds from issuance of common stock
   and warrants, net                                                   504,000        3,033,876                 22,172,561
 Proceeds from exercise of stock options and
    warrants, net                                                    3,002,874          326,630                  5,098,274
 Proceeds from issuance of convertible debentures                        -               -                         347,000
                                                                  ------------       ----------                -----------
     Net cash provided by financing activities                       3,439,436        3,262,131                 31,809,747
                                                                  ------------       ----------                -----------
     Net increase in cash                                              191,130          959,016                  8,322,572
Cash and cash equivalents at beginning of period                     8,131,442        1,398,027                      -
                                                                   -----------        ---------                  -----
Cash and cash equivalents at end of period                      $    8,322,572        2,357,043                  8,322,572
                                                                   ===========        =========                  =========
Supplemental disclosure of cash flow information -
 interest paid                                                    $    104,546           96,446                  1,594,274
                                                                   ===========        =========                  =========
Noncash financing activities:
 Issuance of convertible subordinated debenture for
   loan payable to officer                                        $      -                -                      2,725,000
                                                                      ========        =========                  =========
 Issuance of common stock upon the conversion of
   convertible subordinated debentures, related party             $      -                -                      2,945,000
                                                                      ========        =========                  =========
 Conversion of short-term borrowings to common stock              $      -                -                        226,000
                                                                      ========        =========                    =======
 Conversion of accrued interest, payroll and expenses
   by related parties to stock options                            $      -                -                      3,194,969
                                                                      ========        =====                       ---------
  Repurchase of stock options from related party                   $      -                -                      (198,417)
                                                                      ========        =========                   =========
 Conversion of accrued interest to stock options                  $      -                -                        142,441
                                                                      ========        =========                    =======
 Conversion of accounts payable to common stock                   $      -                -                         77,265
                                                                      ========        =========                     ======
Conversion of notes payable, bank and accrued
   interest to long-term debt                                     $      -                -                      1,699,072
                                                                      ========        =========                  =========
 Conversion of loans and interest payable, related
   party and accrued payroll and expenses, related
   parties to long-term accrued payroll and other,
   related party                                                  $      -                -                      1,863,514
                                                                      ========        =========                  =========
 Issuance of common stock upon the conversion of
   convertible subordinated debentures, other                     $      -                -                        127,000
                                                                      ========        =========                    =======


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION


     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1997; the results of operations for the nine month periods ended April 30, 1997, and 1996; and the period August 24, 1981 (date of inception) to April 30, 1997. The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Certain reclassifications to the prior year financial information were made to conform with the April 30, 1997 presentation.


2.   CAPITAL STOCK


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

     On September 13, 1996, the Securities and Exchange Commission declared effective a registration statement for the offer and sale by certain stockholders of up to 2,042,506 shares of common stock. Of these shares (i) 1,722,646 were issued in several private placement transactions during the period October 1995 through April 1996 and in the private placement completed in June 1996 (the "June 1996 Private Placement"), (ii) 313,800 are issuable upon exercise of warrants which were issued in the June 1996 Private Placement, and
(iii) 6,060 were issued to one of the Company's raw material suppliers in connection with a supply agreement.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   CAPITAL STOCK (continued)


     Also on September 13, 1996, the Securities and Exchange Commission declared effective another registration statement for the offer and sale by certain stockholders of up to 3,767,787 shares of common stock of the Company. Of these shares (i) an aggregate of 1,951,020 shares were issued to the private placement investors in the private placement transactions which were completed during the period March 1994 through September 1995 (the "Earlier Private Placements"),
(ii) an aggregate of 1,184,451 shares are issuable upon the exercise of warrants which were issued to the private placement investors in the Earlier Private Placements, (iii) an aggregate of 622,316 shares may be issued, or have been issued, upon exercise of options which were issued to the option holders in certain other private transactions, and (iv) up to 10,000 shares may be issued to the Company's bank upon exercise of the warrant issued to the bank in connection with an amendment to the Company's term loan agreement with its bank (the "Term Loan").

     In November and December 1996, an aggregate of 26,000 stock options and 2,000 warrants were exercised by both related and unrelated parties resulting in net proceeds of approximately $84,000 to the Company. The exercise prices of the options ranged from $2.45 to $3.12 per share and the exercise price of the warrants was $5.00 per share.

     In March 1997, a private placement of 112,000 shares of common stock at $4.50 per share was made to a single investor resulting in net proceeds of $504,000 to the Company.

     In March 1997, 12,500 stock options and 24,000 warrants were exercised by unrelated parties resulting in net proceeds of $158,300 to the Company. The exercise prices of the options ranged from $2.84 to $3.12 per share and the exercise price of the warrants was $5.00 per share.

     In April 1997, 45,000 warrants were exercised by unrelated parties resulting in net proceeds of $225,000 to the Company. The exercise price of the warrants was $5.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.1 hereto constitute cautionary statements, identifying important factors with respect to such forward- looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three and nine month periods ended April 30, 1997 and 1996

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company continues to marshall all its productive and financial resources to proceed with its development of ONCONASE and as such has not had any sales in the nine month periods ended April 30, 1997 and 1996. Investment income for the nine months ended April 30, 1997 increased to $338,000, compared to $106,000 for the same period last year due to an increase in the amount of funds invested.

     Research and Development. Research and development expense for the three months ended April 30, 1997 was $677,000 compared to $521,000 for the same period last year, an increase of 156,000 or 30%. The increase was primarily due to the hiring of additional clinical and laboratory personnel and costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma and additional costs related to applications for new patents, offset by decreases in costs associated with the purchase of raw materials and the manufacture of clinical supplies of ONCONASE.

     Research and development expense for the nine months ended April 30, 1997 was $2,371,000 compared to $1,542,000 for the same period last year, an increase of $829,000 or 54%. The increase was primarily due to the hiring of additional clinical and laboratory personnel, increases in costs associated with the purchase of raw materials for anticipated future production of ONCONASE, costs to manufacture clinical supplies of ONCONASE, costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma and additional costs related to applications for new patents.

     General and Administrative. General and administrative expense for the three months ended April 30, 1997 was $286,000 compared to $197,000 for the same period last year, an increase of $89,000 or 45%. The increase was primarily due to the hiring of additional personnel, including the Company's new President in August 1996, and an increase in public relations activities and insurance and depreciation expense.

     General and administrative expense for the nine months ended April 30, 1997 was $840,000 compared to $622,000 for the same period last year, an increase of $218,000 or 35%. The increase was primarily due to the hiring of additional personnel, including the Company's new President in August 1996, and an increase in public relations activities and insurance and depreciation expense, offset by a reduction in amortization expense on the Company's Term Loan.

     Interest. Interest expense for the three months ended April 30, 1997 was $30,000 compared to $31,000 for the same period last year, a decrease of $1,000 or 3%. The decrease was primarily due to a reduction in the principal balance of the Company's Term Loan which was amended effective as of October 31, 1995.

     Interest expense for the nine months ended April 30, 1997 was $93,000 compared to $98,000 for the same period last year, a decrease of $5,000 or 5%. The decrease was primarily due to a reduction in the principal balance of the Company's Term Loan and reductions in related and unrelated party payables.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended April 30, 1997 was $883,000 compared to $718,000 for the same period last year, an increase of $165,000 or 23%. The net loss for the nine months ended April 30, 1997 was $2,966,000 as compared to $2,156,000 for the same period last year, an increase of $810,000 or 38%. The cumulative loss from the date of inception, August 24, 1981 to April 30, 1997 amounted to $43,357,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly, has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing and interest income. During the nine months ended April 30, 1997, the Company had a net increase in cash and cash equivalents of $191,000, which resulted from net cash provided by financing activities of $3,439,000, primarily from the issuance of common stock upon the exercise of stock options and warrants and from a private placement of common stock in March 1997, offset by the purchase of property and equipment of $170,000 and net cash used in operating activities of $3,078,000.

     The Company's Term Loan matures on August 31, 1997. The entire principal amount outstanding on the Term Loan as of April 30, 1997 was reflected as a current liability. This is the primary reason for a significant increase in current liabilities as of April 30, 1997 compared to July 31, 1996 and a significant decrease in long-term debt as of April 30, 1997 compared to July 31, 1996. The Company estimates that the outstanding balance on August 31, 1997 will be $1,369,000. At that time, the Company intends to either refinance the Term Loan, or use its current cash resources or raise sufficient equity to pay off the unpaid balance. However, there can be no assurance that the Company will have sufficient cash resources available at that time, that it will be able to raise sufficient equity or that it will be able to successfully conclude a refinancing.

     The Company's continued operations will depend on its ability to raise additional funds through a combination of equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative partners for further development and marketing of ONCONASE; however, there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash and cash equivalents as of April 30, 1997 will be sufficient to meet its anticipated cash needs for approximately the next two years, assuming that a significant portion of such cash reserves is not used to repay the Term Loan. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the exercise of stock options and warrants, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

     Pursuant to the terms of the Term Loan agreement, the Company is prohibited without the bank's consent, from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment-in-full to the bank, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, or (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's Chief Executive Officer has pledged the shares of the Company's Common Stock owned by her to secure repayment of the Term Loan. The pledgor may from time-to-time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit sales of such stock whereupon the proceeds will be used to make payments under the pledgor's term loan agreement with the bank. The Term Loan agreement prohibits the issuance of any shares by the Company or right to purchase any shares of the Company's stock if the result of such issuance or purchase would be to decrease the ratio of the market value of the stock pledged to the bank by the Chief Executive Officer to the aggregate outstanding debt of the Company and the Company's Chief Executive Officer, as pledgor to the bank, below 1:1.

     The  Company's  working  capital and capital  requirements  may depend upon numerous factors, including the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.

PART II.         OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

                 On March 3, 1997, pursuant to a Purchase Agreement for Common Stock, the Company issued 112,000 shares of Common Stock, par value $.001 to a single investor with an aggregate value of $504,000. This transaction was consummated as a private sale pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

                 In March 1997, 24,000 warrants received in connection with the Earlier Private Placements were exercised to purchase Common Stock, for an aggregate consideration of $120,000. This transaction was consummated as a private sale pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

                 In April 1997, 45,000 warrants received in connection with the Earlier Private Placements were exercised to purchase Common Stock, for an aggregate consideration of $225,000. This transaction was consummated as a private sale pursuant to Section 4 (2) of the Securities Act of 1933, as amended.


Item 6.          Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).


                                                                                               Exhibit No.
                                                                                                  or
    Exhibit                                                                                  Incorporation
      No.                                           Item Title                                by Reference
     ----                                           ----------                               -------------
3.1             Certificate of Incorporation                                                       *
3.2             By-Laws                                                                            *
3.3             Amendment to Certificate of Incorporation                                          #
4.1             Form of Convertible Debenture                                                      **
10.1            Form of Stock and Warrant Purchase Agreements used in private
                placements completed April 1996 and June 1996                                      ##
10.2            Lease Agreement - 225 Belleville Avenue, Bloomfield, New
                Jersey                                                                             ###
10.3            Term Loan Agreement dated as of May 31, 1993 by and
                between the Company and First Fidelity Bank, N.A., New
                Jersey                                                                             **
10.4            Term Note dated as of May 31, 1993 issued by the Company to
                First Fidelity Bank, N.A., New Jersey                                              **


10.5            Patent Security Agreement dated as of May 31, 1993 by and
                between the Company and First Fidelity Bank, N.A., New
                Jersey                                                                             **
10.6            Security Agreement dated as of May 31, 1993 by and between
                the Company and First Fidelity Bank, N.A., New Jersey                              **
10.7            Subordination Agreement dated as of May 31, 1993 by and
                among the Company, Kuslima Shogen, and First Fidelity Bank,
                N.A., New Jersey                                                                   **
10.8            Amendment to Subordination Agreement dated as of May 31,
                1993 by and among the Company, Kuslima Shogen, and First
                Fidelity Bank, N.A., New Jersey dated June 30, 1995                                #
10.9            Form of Stock Purchase Agreement and Certificate used in
                connection with various private placements                                         ***
10.10           Form of Stock and Warrant Purchase Agreement and Warrant
                Agreement used in Private Placement completed on March 21,
                1994                                                                               ***
10.11           The Company's 1993 Stock Option Plan and Form of Option
                Agreement                                                                          *****
10.12           Debt Conversion Agreement dated March 30, 1994 with Kuslima
                Shogen                                                                             ****
10.13           Accrued Salary Conversion Agreement dated March 30, 1994
                with Kuslima Shogen                                                                ****
10.14           Accrued Salary Conversion Agreement dated March 30, 1994
                with Stanislaw Mikulski                                                            ****
10.15           Debt Conversion Agreement dated March 30, 1994 with John
                Schierloh                                                                          ****
10.16           Option Agreement dated March 30, 1994 with Kuslima Shogen                          ****
10.17           Amendment No. 1 dated June 20, 1994 to Option Agreement
                dated March 30, 1994 with Kuslima Shogen                                           ****
10.18           Amendment No. 1 dated June 17, 1994 to Term Loan
                Agreement dated May 31, 1993 between Kuslima Shogen and
                First Fidelity Bank, N.A., New Jersey                                              ****
10.19           Second Pledge Agreement dated June 17, 1994 by and among
                the Company, Kuslima Shogen and First Fidelity Bank, N.A.,
                New Jersey                                                                         ****
10.20           Form of Amendment No. 1 dated June 20, 1994 to Option
                Agreement dated March 30, 1994 with Kuslima Shogen                                 *****




10.21           Form of Amendment No. 1 dated June 20, 1994 to Option
                Agreement dated March 30, 1994 with Stanislaw Mikulski                             *****
10.22           Form of Stock and Warrant Purchase Agreement and Warrant
                Agreement used in Private Placement completed on September
                13, 1994                                                                           +
10.23           Form of Subscription Agreements and Warrant Agreement used in Private Placements closed in October 1994 and September
                1995                                                                               +
10.24           Amendment No. 1 dated as of October 1, 1995 to Term Loan
                Agreement dated as of May 31, 1993 by and between the
                Company and First Fidelity Bank, N.A. New Jersey                                   ~
10.25           Amended and Restated Term Note dated as of October 1, 1995
                issued by the Company to First Fidelity Bank, N.A. New Jersey                      ~
10.26           Warrant dated as of October 1, 1995 issued by the Company to
                First Fidelity Bank, N.A. New Jersey                                               ~
10.27           Common Stock Purchase Agreement by and between the
                Company and Digital Creations, Inc. dated March 3, 1997                            ###
10.28           The Company's 1997 Stock Option Plan                                               ###
27.1            Financial Data Schedule                                                            ###
99.1            Factors to Consider in Connection with Forward-Looking
                Statements                                                                         ###



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


                                                  ALFACELL CORPORATION
                                                   (Registrant)


June 13, 1997                                       /s/GAIL E. FRASER
-------------                                       -----------------
Date                                                 Gail E. Fraser
                                                     Vice President, Finance and
                                              Chief Financial Officer (Principal
                                                Accounting Officer and Principal
                                                              Financial Officer)