Form 10KSB/A
period 1996-07-31
ALFACELL CORP
filed 1997-10-08
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                 FORM 10-KSB/A1

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

--------------------------------------------------------------------------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

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

Transitional Small Business Disclosure Format: Yes _____ No __X__

Part I

Item 1. BUSINESS.

Overview

Alfacell Corporation ("Alfacell" or the "Company") is a biopharmaceutical company organized in 1981 to engage in the discovery, investigation and development of a new class of anti-cancer drugs isolated from leopard frog eggs and early embryos. The Company's first product under development is ONCONASE(R)which targets solid tumors, most of which are known to ultimately become resistant to other chemotherapeutic drugs. To date, the most significant clinical results with ONCONASE have been observed in advanced pancreatic, non-small cell lung, malignant mesothelioma and metastatic breast cancer. According to the American Cancer Society in 1996, approximately 388,000 people in the United States will be diagnosed with lung, breast and pancreatic cancer and approximately 231,000 will die.

ONCONASE has been used to treat patients with advanced stages of pancreatic, non-small cell lung, malignant mesothelioma and metastatic breast cancer on a weekly basis. Encouraging results have been observed in Phase I and II clinical trials in patients with these tumor types, warranting further trials, some of which are underway. Side effects associated with ONCONASE have been modest, are primarily renal and are reversible upon reduction of dose, or temporary or permanent discontinuation of treatment. Patients treated with ONCONASE have shown no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. In November 1995, Alfacell began a randomized multi-center Phase III clinical trial to test the combination of ONCONASE and tamoxifen versus 5-fluorouracil ("5-FU") in approximately 200 patients with advanced pancreatic cancer. A subsequent Phase III clinical trial was initiated in August 1996, to compare ONCONASE and tamoxifen with Eli Lilly's product, Gemzar(R) ("Gemzar"), a Food and Drug Administration ("FDA") approved drug for pancreatic cancer, in approximately 100 patients.

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


ONCONASE(R)

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


Postulated Mechanism of Action

Although the full mechanism of ONCONASE's anti-tumor activity has not been fully delineated, the following processes have been identified experimentally:

Binding of ONCONASE to cell surface receptors followed by:

     o    Cellular internalization;

     o    Ribonucleolytic degradation of RNAs;

     o    Inhibition of protein synthesis;

     o    Inhibition of the cell growth; and

     o    Cell death.

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

Reported toxicities in Phase I and II clinical trials, were primarily renal, dose-related and reversible. There has been no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Alfacell has two on-going Phase III clinical trials in advanced pancreatic cancer patients. The Company began a randomized multi-center Phase III clinical trial in November 1995. In May 1996, the FDA approved Gemzar for the treatment of advanced pancreatic cancer; therefore, in August 1996 the Company broadened the criteria for inclusion in its study to include patients previously treated with Gemzar. The trial is designed to compare the survival and quality of life of patients treated with the combination of ONCONASE and tamoxifen versus 5-fluorouracil (5-FU), an FDA approved chemotherapy. Additionally, Alfacell initiated a new Phase III multi-center clinical trial in August 1996, comparing ONCONASE plus tamoxifen with Gemzar in newly diagnosed pancreatic patients.

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

The Company also owns U.S. Patent No. 4,882,421, which has now been disclaimed and is therefore legally unenforceable. This disclaimer permitted the Company to obtain U.S. Patents Nos. 5,529,775, 5,540,925 and 5,559,212.

The Company owns two European patents. These European patents cover ONCONASE, process technology for making ONCONASE, and combinations of ONCONASE with certain other chemotherapeutics. The Company also owns other patent applications, which are pending in the United States, Europe, and Japan. The Company owns an undivided interest in each of two applications that are pending in the United States. Each application relates to a Subject Invention (as that term is defined in CRADAs to which the Company and the NIH are parties).

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


Competition

There are several companies, universities, research teams and scientists, both private and government-sponsored, which engage in research similar, or potentially similar, to that performed by the Company. Many of such entities and associations have far greater financial resources, larger research staffs and more extensive physical facilities than the Company. These competitors may succeed in their research and development of products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. The Company is not aware, however, of any product currently being marketed which is similar to the Company's proposed anti-tumor agent, ONCONASE. A search by the Company of scientific literature reveals no published information which would indicate that others are currently employing its methods or producing such an anti-tumor agent. There are several chemotherapeutic agents currently used to treat the forms of cancer which ONCONASE is being used to treat. There can be no assurance that ONCONASE will prove to be as safe and as effective as currently used drugs or that new treatments will not be developed which are more effective than ONCONASE.


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

Results of Operations

Fiscal Years Ended July 31, 1996, 1995 and 1994

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

Pursuant to the terms of the Term Loan, without the bank's consent, the Company is prohibited from incurring any additional indebtedness except as follows: (i) additional indebtedness to the bank, (ii) indebtedness having a priority of payment which is expressly junior to and inferior in right of payment to the prior payment in full to the bank, (iii) indebtedness arising as a result of obligations of the Company over the life of its leases which in the aggregate do not exceed $200,000, and (iv) unsecured indebtedness arising in the ordinary course of the Company's business which at no time exceeds $1,452,000. Pursuant to the Term Loan, the Company is required to make prepayments to the extent its gross revenues exceed certain levels. Pursuant to a pledge agreement, the Company's Chief Executive Officer has pledged a majority of the shares of the Company's Common Stock owned by her to secure the repayment of the Term Loan and the Chief Executive Officer's personal loan agreement with the same bank (the "Shogen Loan"). The pledgor may from time to time request that the bank release a portion of the pledged stock when market conditions are favorable in order to permit the sale of such stock whereupon the proceeds will be used to make payments under both the Shogen Loan and the Term Loan agreement. If such personal proceeds of the Company's Chief Executive Officer are used to repay the Term Loan, the Company would be indebted to the Chief Executive Officer in the same amount. As sales of the Chief Executive Officer's Common Stock were made in payment of the Company's obligation to the bank pursuant to the Term Loan, the Company reflected a reduction to Notes Payable owed to the bank and an increase in the same amount to Loans Payable to Ms. Shogen. The Term Loan prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of such pledged stock to the aggregate debt outstanding under the Term Loan and the Shogen Loan below 1:1. As of July 31, 1996, the Company, pursuant to the Term Loan, and the Chief Executive Officer, pursuant to the Shogen

Loan, owed the bank $1,453,290 and $736,565, respectively. See "Certain Relationships and Related Transactions".

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

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 1996, 1995 and 1994 with respect to Alfacell's Chief Executive Officer and the only two other executive officers of the Company during the last three fiscal years (the "Named Executive Officers").


                                                                                                  Long Term
                                                     Annual Compensation                         Compensation
                                     ------------------------------------------------------
     Name and                        Year            Salary($)    Bonus($)-      Other             Securities          All Other
Principal Position                                                               Annual            Underlying      Compensation ($)
                                                                                Compensa-          Options/
                                                                                tion ($)(1)         SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
Kuslima Shogen                       1996           $150,000        - 0 -         - 0 -            500,000(3)           - 0 -
 Chief Executive Officer and         1995            150,000        - 0 -         - 0 -             - 0 - (4)           - 0 -
 Chairman of the Board of            1994            150,000        - 0 -         - 0 -          1,306,529(2)           - 0 -
 Directors(2)
------------------------------------------------------------------------------------------------------------------------------------
Gail E. Fraser(5)                    1996           $130,000        - 0 -         - 0 -             - 0 -               - 0 -
 Vice President,                     1995            121,163        - 0 -         - 0 -             - 0 - (4)           - 0 -
 Finance and Chief                   1994              8,333        - 0 -         - 0 -            475,000(6)           - 0 -
 Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
Stanislaw M. Mikulski(7)             1996           $130,000        - 0 -         - 0 -            250,000(3)           - 0 -
 Executive Vice President            1995            130,000        - 0 -         - 0 -             - 0 - (4)           - 0 -
 and Medical Director                1994            130,000        - 0 -         - 0 -            431,409(7)           - 0 -
------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of the Named Executive Officers' total annual salary and bonus.

(2) Ms. Shogen resigned from her position as the Company's President in August 1996 and Chief Financial Officer in July 1994. Ms. Shogen was paid her salary in full for fiscal 1996. No salary was paid to Ms. Shogen in fiscal 1995 and 1994 and these salary amounts were accrued on the Company's financial statements as obligations owed to Ms. Shogen. During fiscal 1996, Ms. Shogen was paid $225,978 representing payment in full of accrued back salary. Of the $225,978, $150,000 was her full salary for fiscal year 1995 and $75,978 was part of her accrued salary for fiscal year 1994. The balance of her accrued salary of $74,022 for fiscal year 1994 was paid by the grant of stock options in March 1994. In consideration for her services to the Company through January 31, 1994 and Ms. Shogen's agreement to release the Company from its obligation to pay her $1,624,151 in accrued salary on the Company's balance sheet as of

     January 31, 1994, in March 1994 the Company granted Ms. Shogen five-year options to purchase 841,529 shares of the Company's Common Stock at an exercise price of $3.20 per share. Of the 841,529 options, 168,306 vested September 30, 1994, 168,306 vested March 30, 1995, 168,306 vested March 30,
     1996,  168,306  vested March 30, 1997 and 168,305 will vest March 30, 1998.
     Also in March 1994, the Company granted Ms. Shogen five-year options to purchase 465,000 shares of the Company's Common Stock at an exercise price of $3.12 per share. Of the 465,000 shares, 93,000 vested March 30, 1995, 93,000 vested March 30, 1996, 93,000 vested March 30, 1997, 93,000 will vest March 30, 1998 and 93,000 will vest March 30, 1999.

(3) These options were originally granted during the fiscal year ended July 31, 1992, and were due to expire by their terms in September 1995. In September 1995, the exercise period for these options was extended until September 1996 and the per share exercise price was increased to the fair market value of the Common Stock on the date of such extension.

(4) No options were granted to the Named Executive Officers during the fiscal year ended July 31, 1995.

(5) Ms. Fraser became an employee of the Company on July 15, 1994. $96,163 of Ms. Fraser's salary in fiscal 1995 was paid to Ms. Fraser. That portion of Ms. Fraser's salary which was not paid to her was accrued on the Company's financial statements as obligations owed to Ms. Fraser. During fiscal 1996, Ms. Fraser was paid $25,000 representing payment in full of accrued back salary. Ms. Fraser was paid her salary in full for fiscal 1996.

(6) Prior to Ms. Fraser joining the Company, Ms. Fraser received under a consulting agreement an option to purchase 50,000 and 75,000 shares of the Company's Common Stock at exercise prices of $3.22 and $5.00, respectively. Of the 50,000 options, 25,000 vested immediately and 25,000 vested July 1, 1994 and expire November 10, 1997. The 75,000 options vested November 11, 1994 and expire November 10, 1998. On July 15, 1994, Ms. Fraser was granted five-year options to purchase 350,000 shares of the Company's Common stock at an exercise price of $4.11 per share. Of the 350,000 shares, 70,000 vested July 15, 1995, 70,000 vested July 15, 1996, 70,000 vested July 15,
     1997, 70,000 will vest July 15, 1998 and 70,000 will vest July 15, 1999.

(7) No salary was paid to Dr. Mikulski in fiscal 1994. $5,000 of Dr. Mikulski's salary in fiscal 1995 was paid to Dr. Mikulski. During fiscal 1996, Dr. Mikulski was paid $194,996 representing payment in full of accrued back salary. Of the $194,996, $125,000 was his remaining salary for fiscal 1995 and $69,996 was part of his salary accrued in fiscal 1994. The balance of his accrued salary of $60,004 for fiscal 1994 was exchanged for stock options that were granted in March

     1994. Dr. Mikulski was paid his salary in full for fiscal 1996. Those portions of Dr. Mikulski's salaries which were not paid to him were accrued on the Company's financial statements as obligations owed to Dr. Mikulski. In consideration for his services to the Company and Dr. Mikulski's agreement to release the Company from its obligation to pay him $639,619 in accrued salary on the Company's balance sheet as of January 31, 1994, in March 1994 the Company granted Dr. Mikulski five-year options to purchase 331,409 shares of the Company's Common Stock at an exercise price of $3.20 per share. Of the 331,409 options, 66,282 vested September 30, 1994, 66,282 vested March 30, 1995, 66,282 vested March 30, 1996, 66,282 vested March 30, 1997 and 66,282 will vest March 30, 1998. Also in March 1994, the Company granted Dr. Mikulski five-year options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.12 per share. Of the 100,000 shares, 20,000 vested March 30, 1995, 20,000 vested March 30, 1996, 20,000 vested March 30, 1997, 20,000 will vest March 30, 1998 and
     20,000 will vest March 30, 1999.

     OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended July 31, 1996.

Individual Grants


                                % of Total                                           Potential Realizable Value at Assumed
                                  Options                                                 Annual Rates of Stock Price
                                Granted to                                             Appreciation for Option Term (2)
                 Options       Employees in    Exercise of Base       Expiration     ------------------------------------
                 Granted        Fiscal Year     Price ($/Share)          Date              0%($)             5%($)           10%($)
                 -------       ------------    -----------------   ----------------       ------          ---------         --------
Kuslima
 Shogen          500,000(1)        --                $  3.87            9/16/96               0             $ 96,750        $193,500

Gail E. Fraser         0           --                   --                 --                --                --              --

Stanislaw M
 Mikulski        250,000(1)        --                   3.87            9/16/96               0             $ 48,375        $ 96,750


     (1) These options, with an exercise price of $3.50 per share, vested on the date of grant and were due to expire on September 16, 1995. However, in order to induce the exercise of these options, the Board of Directors approved the extension of such options. The expiration date of the vested options was extended to September 16, 1996 and the per share exercise price was increased to $3.87 which was the fair market value of the Common Stock on the date of such extension.

     (2) The amounts set forth in the three columns represent hypothetical gains that might be achieved by the optionees if the respective options are exercised at the end of their terms. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10%. The 0% appreciation column is included because the exercise price of the options equals the market price of the underlying Common Stock on the date the exercise period of the options was extended, and thus will have no value unless the Company's stock price increases above the exercise price.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended July 31, 1996 and unexercised options held as of July 31, 1996.


                                                                Number of Unexercised             Value of Unexercised
                                                                  Options at Fiscal               in-the-Money Options
                                                                      Year End                  at Fiscal Year-End ($)(2)
                              Shares                       -----------------------------     -----------------------------
                             Acquired
                                On            Value
                             Exercise       Realized           Exer-                          Exercis-
 Name                            #            ($)(1)          cisable      Unexercisable        able         Unexercisable
 ----                        ---------      ---------      -------------   -------------     ----------      -------------
Kuslima
  Shogen                      87,500        $82,576          1,255,289       873,418         $1,721,862        $1,354,920

Gail E. Fraser                None          None               265,000       210,000           $171,800          $140,700

Stanislaw M
  Mikulski                    86,500        $77,940            402,346       192,563           $529,362          $309,050


(1) Based upon the fair market value of the purchased shares on the option exercise date less the exercise price paid for the shares.

(2) The fair market value of the common stock at the fiscal year end was based on the average of the bid and asked price ($4.78) for the common stock as reported by the National Quotation Bureau on the last date of the fiscal year, July 31, 1996.

Item 12. Certain Relationships and Related Transactions

Effective May 31, 1993, the Company restructured a pre-existing bank note (the "Note") to include the principal balance of $1,300,000, accrued interest of $349,072, and legal fees of $50,000 into a new term loan of $1,699,072 (the "Term Loan"). Interest was to be computed at a rate of seven and one-half percent (7.5%) per annum. The Term Loan is secured by substantially all of the assets of the Company. Ms. Shogen has personally guaranteed the Note and has pledged certain collateral, including a majority of the shares of Common Stock of the Company owned by her and certain options, as additional collateral, pursuant to a pledge agreement (the "Pledge Agreement") dated May 31, 1993 between Ms. Shogen, the Company and the bank. The Pledge Agreement secures the obligations of the Company to the bank pursuant to the Term Loan as well as a personal loan Ms. Shogen had with the same bank (the "Shogen Loan"). Substantially all of the obligations owed by the Company to Ms. Shogen were subordinated to the Note. In order to satisfy the Company's obligations to the bank pursuant to the Term Loan, from time to time, as contemplated by the Pledge Agreement, portions of the shares of Common Stock pledged to the bank by Ms. Shogen have been sold. During fiscal 1994, shares pledged by Ms. Shogen were sold in payment of such obligation in the amount of $48,673 during the quarter ended October 31, 1993, $15,945 during November 1993, $15,957 during December 1993 and $15,704 during January 1994. Through January 31, 1994, the monthly payments of interest and principal under the Term Loan were paid primarily pursuant to this procedure, and subsequent to such time, have been paid directly by the Company. The Term Loan agreement prohibits the issuance of any shares, or right to purchase any shares of the Company's stock if the result of such issuance would be to decrease the ratio of the market value of Ms. Shogen's pledged stock to the aggregate outstanding debt under the Term Loan and the Shogen Loan, below 1:1. In June 1994, the Shogen Loan and the related Pledge Agreement were amended to provide for, among other things, the issuance to Ms. Shogen, and subsequent pledge to the bank, of certain options to purchase Common Stock issued to Ms. Shogen in connection with the conversion to options of advances and interest thereon made by Ms. Shogen to the Company and accrued salary owed to Ms. Shogen by the Company. Based upon the average of the closing bid and asked prices on July 31, 1996, the shares of the Company's Common Stock pledged by Ms. Shogen to secure the Term Loan and the Shogen Loan were valued at $6,419,540 (excluding the value of shares of Common Stock underlying certain options pledged to the bank) and the aggregate outstanding debt of the Company pursuant to the Term Loan and the aggregate outstanding debt of Ms. Shogen pursuant to the Shogen Loan as of July 31, 1996 were $1,453,290 and $736,565, respectively. In connection with the Term Loan, Ms. Shogen also assigned to the bank her right to payment of up to $200,000 of outstanding debt owed to her by the Company, which amount has been paid to Ms. Shogen by the Company, and paid to the bank by Ms. Shogen. In November 1995, the Note was amended and restated and the Term Loan agreement was amended to provide for, effective as of October 1,

1995, among other things (i) the extension of the term of the Term Loan from May 31, 1996 to August 31, 1997, (ii) a re-amortization of the payment of principal and interest based on a one hundred fifty (150) month amortization schedule,
(iii) an increase in the interest rate from seven and one-half percent (7.5%) per annum to eight and three eighths percent (8.375%) per annum, and (iv) the issuance to the bank of a warrant to purchase 10,000 shares of Common Stock through August 31, 1997 at an exercise price of $4.19 per share.

From time to time Kuslima Shogen has advanced sums of money to the Company in the form of unsecured obligations payable on demand (the "demand loans"). The Company incurred such indebtedness to Ms. Shogen pursuant to sales of Common Stock owned by Ms. Shogen pursuant to the Pledge Agreement, the proceeds of which were used to reduce the Company's indebtedness under the Term Loan. Ms. Shogen has at various times converted portions of the demand loans into convertible debentures. At July 31, 1994, the Company owed Ms. Shogen an aggregate of $203,723 pursuant to a demand loan and accrued interest on the demand loan. During the fiscal year ended July 31, 1995, the Company, with its bank's consent, repaid $80,067 of the principal amount of the demand loans. At July 31, 1995, the Company owed Ms. Shogen an aggregate of $138,638 pursuant to demand loans and accrued interest on the demand loans. During the fiscal year ended July 31, 1996, the Company, with its bank's consent, repaid $138,638 in principal representing payment in full of principal of Ms. Shogen's demand loans to the Company. In July 1996, the Company advanced Kuslima Shogen $112,500 in anticipation of proceeds due from the exercise of options by her. The principal amount plus interest have been repaid in full.

During the fiscal years ended July 31, 1996 and 1995, the Company paid to The Weinberg Group $77,060 and $158,649, respectively, for consulting services provided to the Company by The Weinberg Group. Michael C. Lowe was a principal of the Weinberg Group from 1988 through July 1996.

Robert R. Henry purchased an aggregate of 147,100 shares of Common Stock and warrants to purchase 20,000 shares of Common Stock in private placements completed by the Company in September 1994, September 1995 and June 1996 (the "June 1996 Private Placement") on the same terms and conditions as the other participants in the private placements. Certain of the shares purchased in the June 1996 Private Placement were purchased by Mr. Henry on behalf of his children.

On July 23, 1991, the board of directors authorized the Company to pay to Kuslima Shogen an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE, or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company owns or is co-owner of the patent, or acquires such rights in the future, for a period not to exceed the life of the patents. If the Company manufactures and markets the drugs by itself, then the Company will pay an amount equal to 5% of gross sales from any products sold during the life of the patents.

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

       10.26  Amended  and  Restated  Term Note dated as of October 1,
              1995 issued by the Company to First Fidelity Bank,  N.A.
              New Jersey                                                   ####

       10.27  Warrant  dated  as of  October  1,  1995  issued  by the
              Company to First Fidelity Bank, N.A. New Jersey              ####

       10.28 Pledge Agreement dated as of May 31, 1993 between the Company, Kuslima Shogen and First Fidelity Bank, New
              Jersey                                                       ###

       21.1   Subsidiaries of Registrant                                   **

       23.1   Consent of KPMG Peat Marwick LLP                             ###

       27.1   Financial Data Schedule                                      +++

       99.1   Factors to Consider in Connection  with  Forward-Looking
              Statements                                                   +++


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

+++ Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996 and incorporated by reference thereto.

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

                                   ALFACELL CORPORATION

Dated: October 7, 1997                  /s/ GAIL E. FRASER
                                        ------------------
                                        Gail E. Fraser, Chief Financial Officer,
                                         Vice President of Finance, (Principal
                                         Financial Officer and Principal
                                         Accounting Officer) and Director

                                  EXHIBIT INDEX


10.28     Pledge Agreement dated May 31, 1993 between                      E-1
          the Company, Kuslima Shogen and First Fidelity
          Bank, N.A., New Jersey

23.1      Consent of KPMG Peat Marwick LLP                                 E-2