Form 10-K
period 1997-07-31
ALFACELL CORP
filed 1997-10-29
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------


                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     July 31, 1997                                               0-11088
For the fiscal year ended                                 Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                               22-2369085
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:               (973) 748-8082
Securities registered pursuant to Section 12(b) of the Act:                 None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the bid and asked prices as reported by the Nasdaq SmallCap Market on October 10, 1997 was $48,764,742. As of October 10, 1997 there were 14,847,793 shares of Common Stock, par value $.001 per share, outstanding.

               The Index to Exhibits appears on page 12.

                       Documents Incorporated by Reference

     The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 9, 1997, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year ended July 31, 1997, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                Table of Contents

                                                                                                   Page
                                                                                                   ----
PART I

               Item  1.   Business                                                                   1

               Item  2.   Properties                                                                 6

               Item  3.   Legal Proceedings                                                          7

               Item  4.   Submission of Matters to a Vote of Security
                           Holders                                                                   7

PART II

               Item  5.   Market for Common Equity and Related Stockholder
                           Matters                                                                   7

               Item  6.   Selected Financial Data                                                    8

               Item  7.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       9

               Item  7A.  Quantitative and Qualitative Disclosure About Market Risk                 11

               Item  8.   Financial Statements and Supplementary Data                               11

               Item  9.   Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                                  11

PART III

               Item 10.   Directors and Executive Officers of the Registrant                        11

               Item 11.   Executive Compensation                                                    12

               Item 12.   Security Ownership of Certain Beneficial Owners
                            and Management                                                          12

               Item 13.   Certain Relationships and Related Transactions                            12

PART IV

               Item 14.   Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                                                      12



The  following  trademarks  appear  in  this  Annual  Report:  ONCONASE(R)  is a
registered  trademark  of  Alfacell  Corporation;   Gemzar(R)  is  a  registered
trademark of Eli Lilly & Co.


                                       (i)

                                     Part I

Item 1. BUSINESS.

Overview

Alfacell Corporation ("Alfacell" or the "Company") is a biopharmaceutical company organized in 1981 to engage in the discovery, investigation and development of a new class of anti-cancer drugs isolated from leopard frog eggs and early embryos. The Company's first product under development is ONCONASE(R) which targets solid tumors, most of which are known to become resistant to other chemotherapeutic drugs. To date, the most significant clinical results with ONCONASE have been observed in advanced pancreatic cancer, non-small cell lung cancer, malignant mesothelioma and metastatic breast cancer. According to the American Cancer Society, in 1997, approximately 386,000 people in the United States will be diagnosed with pancreatic, lung, and breast cancer and approximately 233,000 will die.

ONCONASE has been used to treat patients with advanced stages of pancreatic cancer, malignant mesothelioma, non-small cell lung cancer and metastatic breast cancer on a weekly basis. Encouraging results have been observed in Phase I and II clinical trials in patients with these tumor types, warranting further trials, some of which are underway. Side effects associated with ONCONASE have been modest, are primarily renal and are reversible upon reduction of dose, or temporary or permanent discontinuation of treatment. Patients treated with ONCONASE have shown no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. In November 1995, Alfacell began a randomized multicenter Phase III clinical trial to test the combination of ONCONASE and tamoxifen versus 5-fluorouracil ("5-FU") in approximately 120 patients with advanced pancreatic cancer. A subsequent Phase III clinical trial was initiated in August 1996, to compare the combination of ONCONASE and tamoxifen with Eli Lilly & Co.'s Gemzar(R) ("Gemzar"), a Food and Drug Administration ("FDA") approved drug for pancreatic cancer, in approximately 120 patients. In June 1997, a Phase III clinical trial was initiated comparing ONCONASE as a single agent to doxorubicin in patients with malignant mesothelioma.

The Company believes that ONCONASE may also be used as an anti-viral agent. The National Institutes of Health ("NIH") has performed an independent in vitro screen of ONCONASE against the HIV virus type 1 ("HIV virus"). The results showed ONCONASE to inhibit replication of the HIV virus 99.9% after a four day incubation period at concentrations not toxic to uninfected H9 leukemic cells. In addition, in vitro findings by NIH scientists revealed that ONCONASE significantly inhibited production of the HIV virus in several persistently infected human cell lines, preferentially degrading viral RNA while not affecting normal cellular ribosomal RNA and messenger RNAs. The NIH has indicated interest in pursuing this line of research. Although the Company plans to conduct further research concerning ONCONASE's anti-viral activity, there can be no assurance that ONCONASE will show any level of anti-HIV activity in humans.

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

ONCONASE(R)

Originally, the Company developed a biological extract from early stage leopard frog embryos and eggs. This extract was found to possess a unique bioactive profile. In 1987, the Company isolated a specific protein, P-30 Protein (herein referred to by its registered trade name ONCONASE). Based upon the complete amino acid sequence analysis (comparison of the amino acid sequence of ONCONASE with that of over 10,000 protein sequences registered with the National Biomedical Research Foundation Protein Identification Resource, Georgetown University, Washington, DC), it has been established that ONCONASE has a novel structure. It has also been determined that, thus far, ONCONASE is the smallest protein belonging to the superfamily of pancreatic ribonucleases.

Postulated Mechanism of Action

Although the mechanism of ONCONASE's anti-tumor activity has not been fully delineated, the following processes have been identified experimentally:

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

Clinical Trials

ONCONASE was tested as a single agent in patients with a variety of solid tumors and in combination with tamoxifen in advanced pancreatic carcinoma patients. In vitro results showed ONCONASE to be synergistic with tamoxifen in inhibiting pancreatic carcinoma tumor cell growth.

Reported toxicities in Phase I and II clinical trials, were primarily renal, dose-related and reversible. There has been no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Alfacell has two on-going Phase III clinical trials in advanced pancreatic cancer patients. The Company began a randomized multicenter Phase III clinical trial in November 1995. In May 1996, the FDA approved Gemzar for the treatment of advanced pancreatic cancer. Therefore, in August 1996, the Company broadened the criteria for inclusion in its study to include patients previously treated with Gemzar. The trial is designed to compare the survival and quality of life of patients treated with the combination of ONCONASE and tamoxifen versus 5-fluorouracil (5-FU), an FDA approved chemotherapy. Additionally, Alfacell initiated a new Phase III multicenter clinical trial in August 1996, comparing ONCONASE plus tamoxifen with Gemzar in newly diagnosed pancreatic cancer patients.

In June 1997, Alfacell initiated a Phase III clinical trial for malignant mesothelioma comparing ONCONASE with doxorubicin, an FDA approved chemotherapy. No standard therapy exists to treat this deadly cancer, and most advanced malignant mesothelioma patients die of progressive disease within 6-12 months of diagnosis. Phase I/II clinical trial results to date have been encouraging; however, there can be no assurance that previous clinical trial results will be reflective of future clinical results or will be sufficient to obtain FDA approval.

Research and Development

Research and development expenses for the fiscal years ended July 31, 1997, 1996, and 1995 were $3,862,716, $2,188,890 and $1,205,523, respectively. During fiscal 1997, the Company's research and development efforts were primarily focused on conducting the two Phase III clinical trials in pancreatic cancer and completing the Phase II clinical trial in malignant mesothelioma.

The Company has a Cooperative Research and Development Agreement ("CRADA") with the NIH. Areas of research include studies of anti-HIV activity; the study of the mechanism of action of ONCONASE at the cellular and subcellular levels; tests of the anti-tumor activities of ONCONASE conjugates; ONCONASE gene therapy and investigation of anti-tumor activity of ONCONASE against primary brain tumors.

The Company also has a CRADA with the National Cancer Institute ("NCI"). Areas of research include characterization of the inhibition of tumor cell growth by ONCONASE in animal models and in vitro and in vivo studies of chemical conjugates of ONCONASE with anti-tumor antibodies.

Collaborative research is being conducted at The Cancer Research Institute, New York Medical College regarding synergistic interactions of ONCONASE with other chemotherapeutic agents and further studies of ONCONASE'S mechanism of action. At the University of Medicine and Dentistry of New Jersey, ONCONASE is being studied as a radiation sensitizer and an agent capable of lowering tumor interstitial fluid pressure. This latter effect may facilitate tumor tissue penetration by various anti-cancer agents..

The Company is further developing other proteins from the same natural source as ONCONASE which may play a role in inducing cell maturation, differentiation and/or cell death and which may become additional products for the treatment of cancer. At present, the Company is characterizing these proteins.

Raw Materials

The major active ingredient derived from early stage leopard frog eggs and embryos is the protein, ONCONASE. Although Alfacell currently acquires its natural source material from a single supplier, management believes that it is abundantly available from other sources. The Company believes it has sufficient egg inventory on hand to produce enough ONCONASE to complete the current clinical trials and supply ONCONASE for up to two years after commercialization. In addition, the Company is conducting research concerning the alternative of manufacturing ONCONASE through recombinant technology. However, there can be no assurance that alternative manufacturing methods will be viable.

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

Patents

The Company believes it is important to develop new technology and to improve its existing technology. When appropriate, the Company files patent applications to protect inventions in which it has an ownership interest.

The Company owns five U.S. Patents:

     a)   U.S.   Patent  No.   4,888,172   issued  in  1989,   which   covers  a
          pharmaceutical produced from fertilized frog eggs and methodology for so producing it.

     b) U.S. Patent No. 5,559,212 issued in 1996, which covers the amino acid sequence of ONCONASE.

     c) U.S. Patents Nos. 5,529,775, 5,540,925 issued in 1996 and U.S. Patent No. 5,595,734 issued in 1997, which cover combinations of ONCONASE with certain other chemotherapeutic agents.

The Company also owns U.S. Patent No. 4,882,421, which has now been disclaimed and is therefore legally unenforceable. This disclaimer permitted the Company to obtain U.S. Patents Nos. 5,529,775, 5,540,925 and 5,559,212.

The Company owns three European patents, which have been validated in selected European states. These European patents cover ONCONASE, process technology for making ONCONASE, and combinations of ONCONASE with certain other chemotherapeutics. The Company also owns other patent applications, which are pending in the United States, Europe, and Japan. The Company owns an undivided interest in each of two applications that are pending in the United States. Each such application relates to a Subject Invention (as that term is defined in CRADAs to which the Company and the NIH are parties). One of these applications has also been filed as an international application.

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

The Company also relies on proprietary know-how and on trade secrets to develop and maintain its competitive position. Others may independently develop such know-how or trade secrets or may otherwise obtain access thereto. Although Company employees and consultants having access to proprietary information they are required to sign agreement which require them to keep such information confidential, such agreements may be breached or held to be unenforceable.

Competition

There are several companies, universities, research teams and scientists, both private and government-sponsored, which engage in research similar, or potentially similar, to that performed by the Company. Many of such entities and associations have far greater financial resources, larger research staffs and more extensive physical facilities than the Company. These competitors may succeed in their research and development of products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. The Company is not aware, however, of any product currently being marketed which has the same mechanism of action as the Company's proposed anti-tumor agent, ONCONASE. A search by the Company of scientific literature reveals no published information which would indicate that others are currently employing its methods or producing such an anti-tumor agent. There are several chemotherapeutic agents currently used to treat the forms of cancer which ONCONASE is being used to treat. There can be no assurance that ONCONASE will prove to be as safe and as effective as currently used drugs or that new treatments will not be developed which are more effective than ONCONASE.

Employees

As of October 10, 1997, Alfacell employed seventeen persons, of whom eleven were engaged in research and development activities and six were engaged in administration and management. The Company has four employees who hold Ph.D. or M.D. degrees. All of the Company's employees are covered by confidentiality agreements. Alfacell considers relations with its employees to be very good. None of the Company's employees are covered by a collective bargaining agreement.

Environmental Matters

The Company's operations are subject to comprehensive regulation with respect to environmental, safety and similar matters by the United States Environmental Protection Agency ("EPA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. The Company spends time, effort and funds in operating its facilities to ensure compliance with environmental and other regulatory requirements. Such efforts and expenditures are common throughout the biotechnology industry and generally should have no material adverse effect on the Company. The principal environmental regulatory requirements and matters known to the Company requiring or potentially requiring capital expenditures by the Company do not appear likely, individually or in the aggregate, to have a material adverse effect on the Company's financial condition. The Company believes that it is in compliance with all current laws and regulations.

Item 2. PROPERTIES.

The Company owns no real property. The Company leases a total of approximately 17,000 square feet in an industrial and office building located in Bloomfield, New Jersey. The Company leases its facility under a five year operating lease which is due to expire December 31, 2001. The annual rental obligation, which commenced January 1, 1997 is $96,775 and is subject to escalation amounts. The Company believes that the facility is sufficient for its needs in the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded under the symbol "ACEL". The Company's Common Stock has been quoted on the Nasdaq SmallCap Market since December 5, 1996. As of October 10, 1997, there were approximately 1,513 stockholders of record of the Company's Common Stock.

The following table sets forth the range of high and low bid quotations of the Common Stock for the two fiscal years ended July 31, 1997 and 1996. The quotation for the periods commencing December 5, 1996 were obtained from the Nasdaq SmallCap Market and the quotation for the periods prior to such date were obtained from the National Quotation Bureau. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                             High                     Low
                                             ----                     ---
Year Ended July 31, 1997:
               First Quarter                 5-5/16                  4-5/16
               Second Quarter                8-3/8                   4-1/4
               Third Quarter                 7                       4-5/8
               Fourth Quarter                6-5/8                   4

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

Recent Sales of Unregistered Securities

On May 1997, 70,300 warrants received in connection with certain private placement transactions were exercised to purchase Common Stock, for an aggregate consideration of $351,500. This transaction was consummated as a private sale pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

On June 1997, 6,150 warrants received in connection with certain private placement transactions were exercised to purchase Common Stock, for an aggregate consideration of $30,750. This transaction was consummated as a private sale pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for the Company for the five fiscal years ended July 31, 1997.


Year Ended                                             July 31,
----------              ------------------------------------------------------------------------
                             1997           1996          1995            1994          1993
                             ----           ----          ----            ----          ----
Revenue                    $442,572       $184,250        $20,992         $6,064           $489

Net Loss                $(5,018,867)   $(2,942,152)   $(1,993,123)   $(2,234,428)   $(2,357,350)

Net Loss Per Share            $(.34)         $(.25)         $(.21)         $(.26)         $(.31)

Dividends                      None           None           None           None           None

At Year End:
------------

Total Assets             $8,034,954     $8,487,711     $1,616,170       $779,763       $335,332

Long-term Obligations       $15,902     $1,398,760         $7,129     $1,593,976     $5,439,531

Total Equity
(Deficiency)             $5,566,091     $6,650,266      $(832,566)   $(1,774,418)   $(6,647,124)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Years Ended July 31, 1997, 1996 and 1995

Revenues

The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in fiscal 1997, 1996 and 1995. Investment income for fiscal 1997 was $443,000 compared to $184,000 for fiscal 1996, an increase of $259,000. This increase was due to higher balances of cash and cash equivalents. Investment income for fiscal 1996 was $184,000 compared to $21,000 for fiscal 1995, an increase of $163,000.

Research and Development

Research and development expense for fiscal 1997 was $3,863,000 compared to $2,189,000 for fiscal 1996, an increase of $1,674,000 or 76%. This increase was primarily due to increases in costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma, costs associated with the purchase of raw materials for anticipated future production of ONCONASE, regulatory costs in preparation for an NDA for ONCONASE, and hiring of additional personnel.

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

General and Administrative

General and administrative expense for fiscal 1997 was $1,476,000 compared to $807,000 for fiscal 1996, an increase of $669,000 or 83%. This increase was primarily due to hiring of additional personnel, an increase in legal fees, public relations activities and insurance expense.

General and administrative expense for fiscal 1996 was $807,000 compared to $664,000 for fiscal 1995, an increase of $143,000 or 22%. This increase was primarily due to an increase in public relations activities and legal and accounting fees.

Interest

Interest expense for fiscal 1997 was $123,000 compared to $131,000 in fiscal 1996, a decrease of $8,000 or 6%. The decrease was primarily due to a reduction in the principal balance of the Company's Term Loan (as defined herein) and reductions in related party and other short term payables.

Interest expense for fiscal 1996 was $131,000 compared to $144,000 in fiscal 1995, a decrease of $13,000 or 9%. The decrease in fiscal 1996 was primarily due to the conversion of convertible subordinated debentures to common stock and a reduction in short-term loans payable over the prior period.

Net Loss

The Company has incurred net losses during each year since its inception. The net loss for fiscal 1997 was $5,019,000 as compared to $2,942,000 in fiscal 1996 and $1,993,000 in fiscal 1995. The cumulative loss from the date of inception, August 24, 1981, to July 31, 1997 amounted to $45,410,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

During fiscal 1997, the Company had a net decrease in cash of $589,000. This decrease resulted from net cash used in operating activities of $4,107,000 and net cash used in investing activities of $252,000, principally due to the purchase of property and equipment, offset by the net cash provided by financing activities of $3,770,000, primarily from proceeds from the exercise of stock options and warrants and the private placement of common stock. Total cash resources as of July 31, 1997 were $7,542,000 compared to $8,131,000 at July 31, 1996.

The Company's term loan agreement with its bank, (the "Term Loan") matured on August 31, 1997. The entire principal amount outstanding on the Term Loan as of July 31, 1997 was reflected as a current liability. This is the primary reason for a significant increase in current liabilities as of July 31, 1997 compared to July 31, 1996 and a significant decrease in long-term debt as of July 31, 1997 compared to July 31, 1996. The Company had a verbal agreement with the bank to extend the maturity date of the loan until December 1, 1997, provided the Company deposited a compensating balance in the amount of the principal balance as of the date the extension was negotiated with the bank. On October 3, 1997, the Company elected to pay the entire loan balance, including accrued interest, in the amount of $1,376,646 out of its cash resources.

The Company's continued operations will depend on its ability to raise additional funds through several potential sources such as equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative partners for further development and marketing of ONCONASE, however there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash and cash equivalents as of July 31, 1997, after giving effect to the repayment of the Term Loan, will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1998. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

The Company's working capital and capital requirements may depend upon numerous factors including the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The new statement replaces the calculations currently used with "basic earnings per share" that includes only actual weighted shares outstanding and "diluted earnings per share" that includes the effect of any common stock equivalents or other items that dilute earnings per share. The new rules are effective for the Company in the upcoming year and are retroactively applied to the previous quarterly periods. The adoption of this statement is not expected to be material.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 1993, certain shareholders of Armus Harrison & Co. ("AHC") terminated their association with AHC (the "AHC termination"), and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on behalf of the Company. In June 1996, AHC dissolved and ceased all operations. The report of KPMG Peat Marwick LLP with respect to the financial statements of the Company from inception to July 31, 1997 is based on the report of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under
Section 11 of the Securities Act of 1933, as amended (the "Securities Act") on the basis of the use of such report in any registration statement of the Company into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by the Company, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, the officers and directors of the Company will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in the Common Stock of the Company or otherwise.

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with regards to the Directors and Executive Officers of the Company is incorporated herein by reference from the discussions under the headings "Business Experience of Nominees" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information with regard to executive compensation is incorporated herein by reference from the discussion under the heading "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with regard to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with regard to certain relationships and related transactions is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)    The  response  to these  portions of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (4)    Exhibits  (numbered  in accordance with Item 601 of Regulation
                  S-K).



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

3.2     By-Laws                                                            *

3.3     Amendment to Certificate of Incorporation                          #

10.1    Form of Stock and Warrant Purchase Agreements used in
        private placements completed in April 1996 and June 1996           ##

10.2    Lease Agreement - 225 Belleville Avenue, Bloomfield, New
        Jersey                                                            ###

10.3    Form of Stock Purchase Agreement and Certificate used in
        connection with various private placements                        ***

10.4    Form of Stock and Warrant Purchase Agreement and Warrant
        Agreement used in Private Placement completed on March 21,
        1994                                                              ***

10.5    1993 Stock Option Plan and Form of Option Agreement              *****

10.6    Debt Conversion Agreement dated March 30, 1994 with Kuslima
        Shogen                                                            ****

10.7    Accrued Salary Conversion Agreement dated March 30, 1994
        with Kuslima Shogen                                               ****

10.8    Accrued Salary Conversion Agreement dated March 30, 1994
        with Stanislaw Mikulski                                           ****

10.9    Option Agreement dated March 30, 1994 with Kuslima Shogen         ****

                                                                    Exhibit No.
                                                                        or
Exhibit                                                            Incorporation
  No.                          Item Title                          by Reference
 -----                         ----------                          ------------

10.10   Amendment No. 1 dated June 20, 1994 to Option Agreement
        dated March 30, 1994 with Kuslima Shogen                          ****

10.11   Form of Amendment No. 1 dated June 20, 1994 to Option
        Agreement dated March 30, 1994 with Kuslima Shogen               *****

10.12   Form of Amendment No. 1 dated June 20, 1994 to Option
        Agreement dated March 30, 1994 with Stanislaw Mikulski           *****


10.13   Form of Stock and Warrant Purchase Agreement and Warrant
        Agreement used in Private Placement completed on September
        13, 1994                                                           +

10.14   Form of Subscription Agreements and Warrant Agreement used in Private Placements closed in October 1994 and September
        1995.                                                              #

10.15   1997 Stock Option Plan.                                           ###

21.1    Subsidiaries of Registrant                                         **

23.1    Consent of KPMG Peat Marwick LLP                                  ####

27.1    Financial Data Schedule                                           ####

99.1    Factors to Consider in Connection with Forward-Looking
        Statements                                                        ####

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

### Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1997 and incorporated herein by reference thereto.

####   Filed herewith.

(b)            Reports on Form 8-K.

               None

                                    Signature



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ALFACELL CORPORATION


Dated: October 29, 1997               By: /s/ KUSLIMA SHOGEN
                                      Kuslima Shogen, Chief
                                      Executive Officer and
                                      Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 29, 1997               /s/ KUSLIMA SHOGEN
                                      Kuslima Shogen, Chief
                                      Executive Officer (Principal Executive
                                      Officer) and Chairman of the Board


Dated: October 29, 1997               /s/ GAIL E. FRASER
                                      Gail E. Fraser, Chief Financial Officer,
                                      Vice President of Finance, (Principal
                                      Financial Officer and Principal Accounting
                                      Officer) and Director


Dated: October 29, 1997               /s/ STANISLAW M. MIKULSKI
                                      Stanislaw M. Mikulski, M.D., Executive
                                      Vice President and Director


Dated:  __________________
                                      Alan Bell, Director


Dated: October 29, 1997               /s/ STEPHEN K. CARTER
                                      Stephen K. Carter, M.D., Director


Dated: October 29, 1997               /s/ DONALD R. CONKLIN
                                      Donald R. Conklin, Director

Dated: October 29, 1997               /s/ ROBERT R. HENRY
                                      Robert R. Henry, Director


Dated:  __________________
                                      Allen Siegel, D.D.S., Director

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                                      Index

                                                                            Page
                                                                            ----

Independent Auditors' Report of KPMG Peat Marwick LLP ...................   F-2
Independent Auditors' Report of Armus, Harrison & Co. ...................   F-3


  Financial Statements:
           Balance Sheets - July 31, 1997 and 1996 ......................   F-5
           Statements of Operations - Years ended July 31, 1997, 1996 and 1995 and the Period from August 24, 1981 (Date of
             Inception) to July 31, 1997 ................................   F-6
           Statement of Stockholders' Equity (Deficiency) - Period from
            August 24, 1981 (Date of Inception) to July 31, 1997 ........   F-7
           Statements of Cash Flows - Years ended July 31, 1997, 1996 and 1995 and the Period from August 24, 1981 (Date of
            Inception) to July 31, 1997 .................................   F-11
           Notes to Financial Statements - Years ended July 31, 1997,
            1996 and 1995 and the Period from August 24, 1981
            (Date of Inception) to July 31, 1997 ........................   F-14

                          Independent Auditors' Report


The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 1997 and the period from August 24, 1981 (date of inception) to July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation (a development stage company) for the period from August 24, 1981 (date of inception) to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 1997 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation (a development stage company) as of July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 1997 and the period from August 24, 1981 (date of inception) to July 31, 1997 in conformity with generally accepted accounting principles.





                                                  /s/ KPMG PEAT MARWICK LLP
                                                  KPMG Peat Marwick LLP

Short Hills, New Jersey
October 10, 1997

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



                                              -------------------------
                                              Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                                 Balance Sheets

                             July 31, 1997 and 1996

                                      ASSETS                                                1997            1996
                                      ------                                            ------------    ------------
Current assets:
               Cash and cash equivalents                                                $  7,542,289    $  8,131,442
               Loan receivable, related party                                                   --           112,250
               Prepaid expenses                                                              165,106          63,850
                                                                                        ------------    ------------
                             Total current assets                                          7,707,395       8,307,542
                                                                                        ------------    ------------
Property and equipment, net of accumulated depreciation and
  amortization of $742,319 in 1997 and $688,325 in 1996                                      326,003         127,930
                                                                                        ------------    ------------

Other assets:
               Deferred debt costs, net                                                        1,556          20,362
               Other                                                                            --            31,877
                                                                                        ------------    ------------
                                                                                               1,556          52,239
                                                                                        ------------    ------------

                             Total assets                                               $  8,034,954    $  8,487,711
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
               Current portion of long-term debt                                        $  1,381,416    $     86,936
               Accounts payable                                                              377,704         189,536
               Accrued expenses                                                              693,841         162,213
                                                                                        ------------    ------------
                             Total current liabilities                                     2,452,961         438,685

Long-term debt, less current portion                                                          15,902       1,398,760
                                                                                        ------------    ------------
                             Total liabilities                                             2,468,863       1,837,445
                                                                                        ------------    ------------


Commitments and contingencies
Stockholders' equity:
            Preferred stock, $.001 par value.  Authorized and unissued,
                1,000,000 shares at July 31, 1997 and 1996                                      --              --
               Common stock $.001 par value.  Authorized 25,000,000 shares;
                issued and outstanding 14,847,793 shares in 1997 and
                13,859,209 shares in 1996                                                     14,848          13,859
               Capital in excess of par value                                             50,961,382      47,023,529
               Common stock to be issued, 89,634 shares in 1996                                 --           258,335
               Subscription receivable, 89,634 shares in 1996                                   --          (254,185)
            Deficit accumulated during development stage                                 (45,410,139)    (40,391,272)
                                                                                        ------------    ------------
                                                                                           5,566,091       6,650,266
                                                                                        ------------    ------------
                             Total stockholders' equity
                             Total liabilities and stockholders' equity                 $  8,034,954    $  8,487,711
                                                                                        ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)





                            Statements of Operations


                    Years ended July 31, 1997, 1996 and 1995,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 1997

                                        August 24,
                                           1981
                                         (date of
                                        inception)
                                            to
                                         July 31,
                                           1997               1997               1996               1995
                                       ------------       ------------       ------------       ------------
Revenues:
       Sales                           $    553,489               --                 --                 --
       Investment income                    827,826            442,572            184,250             14,992
       Other income                          60,103               --                 --                6,000
                                       ------------       ------------       ------------       ------------
                                          1,441,418            442,572            184,250             20,992
                                       ------------       ------------       ------------       ------------

Costs and expenses:
       Cost of sales                        336,495               --                 --                 --
       Research and development          26,422,106          3,862,716          2,188,890          1,205,523
       General and administrative        17,181,406          1,475,624            806,962            664,435
       Interest:
                Related parties           1,033,960               --                1,801             14,982
                Others                    1,877,590            123,099            128,749            129,175
                                       ------------       ------------       ------------       ------------
                                         46,851,557          5,461,439          3,126,402          2,014,115
                                       ------------       ------------       ------------       ------------

                         Net loss      $(45,410,139)        (5,018,867)        (2,942,152)        (1,993,123)
                                       ============       ============       ============       ============

       Loss per common share           $      (7.69)             (0.34)             (0.25)             (0.21)
                                       ============       ============       ============       ============

Weighted average number of shares
outstanding                               5,907,000         14,597,000         11,969,000          9,598,000
                                       ============       ============       ============       ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 1997

                                                                                          Common Stock
                                                                                ---------------------------------       Capital in
                                                                                  Number of                            excess of par
                                                                                   Shares                Amount            value
                                                                                -------------         -----------     -------------
Issuance of shares to officers and stockholders for equipment, research and
         development, and expense reimbursement                                       712,500        $        713           212,987
Issuance of shares for organizational legal services                                   50,000                  50             4,950
Sale of shares for cash, net                                                           82,143                  82           108,418
Adjustment for 3 for 2 stock split declared September 8, 1982                         422,321                 422              (422)
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1982                                                            1,266,964               1,267           325,933

Issuance of shares for equipment                                                       15,000                  15            13,985
Sale of shares to private investors                                                    44,196                  44            41,206
Sale of shares in public offering, net                                                660,000                 660         1,307,786
Issuance of shares under stock grant program                                           20,000                  20           109,980
Exercise of warrants, net                                                               1,165                   1             3,494
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1983                                                            2,007,325               2,007         1,802,384

Exercise of warrants, net                                                             287,566                 287           933,696
Issuance of shares under stock grant program                                           19,750                  20           101,199
Issuance of shares under stock bonus plan for directors and consultants               130,250                 131           385,786
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1984                                                            2,444,891               2,445         3,223,065

Issuance of shares under stock grant program                                           48,332                  48           478,057
Issuance of shares under stock bonus plan for directors and consultants                99,163                  99           879,379
Shares canceled                                                                       (42,500)                (42)        (105,783)
Exercise of warrants, net                                                             334,957                 335         1,971,012
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1985                                                            2,884,843               2,885         6,445,730

Issuance of shares under stock grant program                                           11,250                  12           107,020
Issuance of shares under stock bonus plan for directors and consultants                15,394                  15           215,385
Exercise of warrants, net                                                              21,565                  21            80,977
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1986 (carried forward)                                          2,933,052               2,933         6,849,112

                                                                                                        Deficit
                                                                                                      accumulated
                                                                                  Common                during
                                                                                stock to be           development      Subscription
                                                                                  issued                 stage          Receivable
                                                                                -----------          -------------    -------------
Issuance of shares to officers and stockholders for equipment, research and
         development, and expense reimbursement                                       --                    --                 --
Issuance of shares for organizational legal services                                  --                    --                 --
Sale of shares for cash, net                                                          --                    --                 --
Adjustment for 3 for 2 stock split declared September 8, 1982                         --                    --                 --
Net loss                                                                              --                (121,486)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1982                                                              --                (121,486)              --

Issuance of shares for equipment                                                      --                    --                 --
Sale of shares to private investors                                                   --                    --                 --
Sale of shares in public offering, net                                                --                    --                 --
Issuance of shares under stock grant program                                          --                    --                 --
Exercise of warrants, net                                                             --                    --                 --
Net loss                                                                              --                (558,694)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1983                                                              --                (680,180)              --

Exercise of warrants, net                                                             --                    --                 --
Issuance of shares under stock grant program                                          --                    --                 --
Issuance of shares under stock bonus plan for directors and consultants               --                    --                 --
Net loss                                                                              --              (1,421,083)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1984                                                              --              (2,101,263)              --

Issuance of shares under stock grant program                                          --                    --                 --
Issuance of shares under stock bonus plan for directors and consultants               --                    --                 --
Shares canceled                                                                       --                    --                 --
Exercise of warrants, net                                                             --                    --                 --
Net loss                                                                              --              (2,958,846)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1985                                                              --              (5,060,109)              --

Issuance of shares under stock grant program                                          --                    --                 --
Issuance of shares under stock bonus plan for directors and consultants               --                    --                 --
Exercise of warrants, net                                                             --                    --                 --
Net loss                                                                              --              (2,138,605)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1986 (carried forward)                                            --              (7,198,714)              --

                                                                                   Deferred
                                                                                    compen-          Total stock-
                                                                                    sation,            holders'
                                                                                  restricted            equity
                                                                                     stock           (deficiency)
                                                                                ----------------    -------------
Issuance of shares to officers and stockholders for equipment, research and
         development, and expense reimbursement                                         --                213,700
Issuance of shares for organizational legal services                                    --                  5,000
Sale of shares for cash, net                                                            --                108,500
Adjustment for 3 for 2 stock split declared September 8, 1982                           --                   --
Net loss                                                                                --               (121,486)
                                                                                ----------------    -------------
Balance at July 31, 1982                                                                --                205,714

Issuance of shares for equipment                                                        --                 14,000
Sale of shares to private investors                                                     --                 41,250
Sale of shares in public offering, net                                                  --              1,308,446
Issuance of shares under stock grant program                                            --                110,000
Exercise of warrants, net                                                               --                  3,495
Net loss                                                                                --               (558,694)
                                                                                ----------------    -------------
Balance at July 31, 1983                                                                --              1,124,211

Exercise of warrants, net                                                               --                933,983
Issuance of shares under stock grant program                                            --                101,219
Issuance of shares under stock bonus plan for directors and consultants                 --                385,917
Net loss                                                                                --             (1,421,083)
                                                                                ----------------    -------------
Balance at July 31, 1984                                                                --              1,124,247

Issuance of shares under stock grant program                                            --                478,105
Issuance of shares under stock bonus plan for directors and consultants                 --                879,478
Shares canceled                                                                         --               (105,825)
Exercise of warrants, net                                                               --              1,971,347
Net loss                                                                                --             (2,958,846)
                                                                                ----------------    -------------
Balance at July 31, 1985                                                                --              1,388,506

Issuance of shares under stock grant program                                            --                107,032
Issuance of shares under stock bonus plan for directors and consultants                 --                215,400
Exercise of warrants, net                                                               --                 80,998
Net loss                                                                                --             (2,138,605)
                                                                                ----------------    -------------
Balance at July 31, 1986 (carried forward)                                              --               (346,669)

                                                                                                       (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued


                                                                                          Common Stock
                                                                                ---------------------------------       Capital in
                                                                                  Number of                            excess of par
                                                                                   Shares                Amount            value
                                                                                -------------         -----------     -------------
Balance at July 31, 1986 (brought forward)                                          2,933,052               2,933         6,849,112

Exercise of warrants at $10.00 per share                                               14,745                  15           147,435
Issuance of shares under stock bonus plan for directors and consultants                 5,000                   5            74,995
Issuance of shares for services                                                       250,000                 250           499,750
Sale of shares to private investors, net                                                5,000                   5            24,995
Net loss                                                                                 --                 --                --
                                                                                -------------         -----------     -------------
Balance at July 31, 1987                                                            3,207,797               3,208         7,596,287

Issuance of shares for legal and consulting services                                  206,429                 207           724,280
Issuance of shares under employment incentive program                                 700,000                 700         2,449,300
Issuance of shares under stock grant program                                           19,000                  19            66,481
Exercise of options at $3.00 per share                                                170,000                 170           509,830
Issuance of shares for litigation settlement                                           12,500                  12            31,125
Exercise of warrants at $7.06 per share                                                63,925                  64           451,341
Sale of shares to private investors                                                    61,073                  61           178,072
Amortization of deferred compensation, restricted stock                                  --                 --                --
Net loss                                                                                 --                 --                --
                                                                                -------------         -----------     -------------
Balance at July 31, 1988                                                            4,440,724               4,441        12,006,716

Sale of shares for litigation settlement                                              135,000                 135         1,074,703
Conversion of debentures at $3.00 per share                                           133,333                 133           399,867
Sale of shares to private investors                                                   105,840                 106           419,894
Exercise of options at $3.50 per share                                                  1,000                   1             3,499
Issuance of shares under employment agreement                                         750,000                 750         3,749,250
Issuance of shares under the 1989 Stock Plan                                           30,000                  30           149,970
Amortization of deferred compensation, restricted stock                                  --                 --                --
Net loss                                                                                 --                 --                --
                                                                                -------------         -----------     -------------
Balance at July 31, 1989                                                            5,595,897               5,596        17,803,899

Issuance of shares for legal and consulting services                                   52,463                  52           258,725
Issuance of shares under the 1989 Stock Plan                                           56,000                  56           335,944
Sale of shares for litigation settlement                                               50,000                  50           351,067
Exercise of options at $3.00--$3.50 per share                                         105,989                 106           345,856
Sale of shares to private investors                                                    89,480                  90           354,990
Issuance of shares under employment agreement                                         750,000                 750         3,749,250
Conversion of debentures at $5.00 per share                                           100,000                 100           499,900
Amortization of deferred compensation, restricted stock                                  --                 --                --
Net loss                                                                                 --                 --                --
                                                                                -------------         -----------     -------------
Balance at July 31, 1990 (carried forward)                                          6,799,829               6,800        23,699,631

                                                                                                        Deficit
                                                                                                      accumulated
                                                                                  Common                during
                                                                                stock to be           development      Subscription
                                                                                  issued                 stage          Receivable
                                                                                -----------          -------------    -------------
Balance at July 31, 1986 (brought forward)                                            --              (7,198,714)              --

Exercise of warrants at $10.00 per share                                              --                 --                    --
Issuance of shares under stock bonus plan for directors and consultants               --                 --                    --
Issuance of shares for services                                                       --                 --                    --
Sale of shares to private investors, net                                              --                 --                    --
Net loss                                                                              --              (2,604,619)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1987                                                              --              (9,803,333)              --

Issuance of shares for legal and consulting services                                  --                 --                    --
Issuance of shares under employment incentive program                                 --                 --                    --
Issuance of shares under stock grant program                                          --                 --                    --
Exercise of options at $3.00 per share                                                --                 --                    --
Issuance of shares for litigation settlement                                          --                 --                    --
Exercise of warrants at $7.06 per share                                               --                 --                    --
Sale of shares to private investors                                                   --                 --                    --
Amortization of deferred compensation, restricted stock                               --                 --                    --
Net loss                                                                              --              (3,272,773)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1988                                                              --             (13,076,106)              --

Sale of shares for litigation settlement                                              --                 --                    --
Conversion of debentures at $3.00 per share                                           --                 --                    --
Sale of shares to private investors                                                   --                 --                    --
Exercise of options at $3.50 per share                                                --                 --                    --
Issuance of shares under employment agreement                                         --                 --                    --
Issuance of shares under the 1989 Stock Plan                                          --                 --                    --
Amortization of deferred compensation, restricted stock                               --                 --                    --
Net loss                                                                              --              (2,952,869)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1989                                                              --             (16,028,975)              --

Issuance of shares for legal and consulting services                                  --                 --                    --
Issuance of shares under the 1989 Stock Plan                                          --                 --                    --
Sale of shares for litigation settlement                                              --                 --                    --
Exercise of options at $3.00--$3.50 per share                                         --                 --                    --
Sale of shares to private investors                                                   --                 --                    --
Issuance of shares under employment agreement                                         --                 --                    --
Conversion of debentures at $5.00 per share                                           --                 --                    --
Amortization of deferred compensation, restricted stock                               --                 --                    --
Net loss                                                                              --              (4,860,116)              --
                                                                                -----------          -------------    -------------
Balance at July 31, 1990 (carried forward)                                            --             (20,889,091)              --

                                                                                   Deferred
                                                                                    compen-          Total stock-
                                                                                    sation,            holders'
                                                                                  restricted            equity
                                                                                     stock           (deficiency)
                                                                                ----------------    -------------
Balance at July 31, 1986 (brought forward)                                              --               (346,669)

Exercise of warrants at $10.00 per share                                                --                147,450
Issuance of shares under stock bonus plan for directors and consultants                 --                 75,000
Issuance of shares for services                                                         --                500,000
Sale of shares to private investors, net                                                --                 25,000
Net loss                                                                                --             (2,604,619)
                                                                                ----------------    -------------
Balance at July 31, 1987                                                                --             (2,203,838)

Issuance of shares for legal and consulting services                                    --                724,487
Issuance of shares under employment incentive program                              (2,450,000)               --
Issuance of shares under stock grant program                                            --                 66,500
Exercise of options at $3.00 per share                                                  --                510,000
Issuance of shares for litigation settlement                                            --                 31,137
Exercise of warrants at $7.06 per share                                                 --                451,405
Sale of shares to private investors                                                     --                178,133
Amortization of deferred compensation, restricted stock                               449,167             449,167
Net loss                                                                                --             (3,272,773)
                                                                                ----------------    -------------
Balance at July 31, 1988                                                           (2,000,833)         (3,065,782)

Sale of shares for litigation settlement                                                --              1,074,838
Conversion of debentures at $3.00 per share                                             --                400,000
Sale of shares to private investors                                                     --                420,000
Exercise of options at $3.50 per share                                                  --                  3,500
Issuance of shares under employment agreement                                      (3,750,000)               --
Issuance of shares under the 1989 Stock Plan                                         (150,000)               --
Amortization of deferred compensation, restricted stock                             1,050,756           1,050,756
Net loss                                                                                --             (2,952,869)
                                                                                ----------------    -------------
Balance at July 31, 1989                                                           (4,850,077)         (3,069,557)

Issuance of shares for legal and consulting services                                    --                258,777
Issuance of shares under the 1989 Stock Plan                                         (336,000)               --
Sale of shares for litigation settlement                                                --                351,117
Exercise of options at $3.00--$3.50 per share                                           --                345,962
Sale of shares to private investors                                                     --                355,080
Issuance of shares under employment agreement                                      (3,750,000)               --
Conversion of debentures at $5.00 per share                                             --                500,000
Amortization of deferred compensation, restricted stock                             3,015,561           3,015,561
Net loss                                                                                --             (4,860,116)
                                                                                ----------------    -------------
Balance at July 31, 1990 (carried forward)                                         (5,920,516)         (3,103,176)

                                                                                                       (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued

                                                                                          Common Stock
                                                                                ---------------------------------       Capital in
                                                                                  Number of                            excess of par
                                                                                   Shares                Amount            value
                                                                                -------------         -----------     -------------
Balance at July 31, 1990 (brought forward)                                          6,799,829               6,800        23,699,631

Exercise of options at $6.50 per share                                                 16,720                  16           108,664
Issuance of shares for legal consulting services                                       87,000                  87           358,627
Issuance of shares under the 1989 Stock Plan                                          119,000                 119           475,881
Amortization of deferred compensation, restricted stock                                  --                 --                 --
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1991                                                            7,022,549               7,022        24,642,803

Exercise of options at $3.50 per share                                                  1,000                   1             3,499
Sale of shares to private investors                                                    70,731                  71           219,829
Conversion of debentures at $5.00 per share                                            94,000                  94           469,906
Issuance of shares for services                                                        45,734                  46           156,944
Issuance of shares under the 1989 Stock Plan                                          104,000                 104           285,896
Amortization of deferred compensation, restricted stock                                  --                 --                 --
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1992                                                            7,338,014               7,338        25,778,877

Sale of share to private investors                                                    352,667                 353           735,147
Issuance of shares for legal services                                                  49,600                  50           132,180
Issuance of shares for services                                                         5,000                   5             9,995
Issuance of shares under the 1989 Stock Plan                                          117,000                 117           233,883
Amortization of deferred compensation, restricted stock                                  --                 --                 --
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1993                                                            7,862,281               7,863        26,890,082

Conversion of debentures at $2.75 per share to $6.00 per share                        425,400                 425         1,701,575
Sale of shares to private investors, net                                              743,000                 743         1,710,048
Conversion of short-term borrowings                                                    72,800                  73           181,927
Issuance of shares for services                                                        16,200                  16            43,334
Issuance of shares under the 1989 Stock Plan, for services                              5,000                   5            14,995
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                                 --                 --            3,194,969
Repurchase of stock options from related party                                           --                 --             (198,417)
Issuance of options upon conversion of accrued interest                                  --                 --              142,441
Common stock to be issued                                                                --                 --                 --
Amortization of deferred compensation, restricted stock                                  --                 --                 --
Net loss                                                                                 --                 --                 --
                                                                                -------------         -----------     -------------
Balance at July 31, 1994 (carried forward)                                          9,124,681               9,125        33,680,954





                                                                                                        Deficit
                                                                                                      accumulated
                                                                                  Common                during
                                                                                stock to be           development      Subscription
                                                                                  issued                 stage          Receivable
                                                                                -----------          -------------    -------------
Balance at July 31, 1990 (brought forward)                                            --              (20,889,091)            --

Exercise of options at $6.50 per share                                                --                     --               --
Issuance of shares for legal consulting services                                      --                     --               --
Issuance of shares under the 1989 Stock Plan                                          --                     --               --
Amortization of deferred compensation, restricted stock                               --                     --               --
Net loss                                                                              --               (5,202,302)            --
                                                                                ----------------     -------------    -----------
Balance at July 31, 1991                                                              --              (26,091,393)            --

Exercise of options at $3.50 per share                                                --                     --               --
Sale of shares to private investors                                                   --                     --               --
Conversion of debentures at $5.00 per share                                           --                     --               --
Issuance of shares for services                                                       --                     --               --
Issuance of shares under the 1989 Stock Plan                                          --                     --               --
Amortization of deferred compensation, restricted stock                               --                     --               --
Net loss                                                                              --               (4,772,826)            --
                                                                                ----------------     -------------    -----------
Balance at July 31, 1992                                                              --              (30,864,219)            --

Sale of share to private investors                                                    --                     --               --
Issuance of shares for legal services                                                 --                     --               --
Issuance of shares for services                                                       --                     --               --
Issuance of shares under the 1989 Stock Plan                                          --                     --               --
Amortization of deferred compensation, restricted stock                               --                     --               --
Net loss                                                                              --               (2,357,350)            --
                                                                                ----------------     -------------    -----------
Balance at July 31, 1993                                                              --              (33,221,569)            --

Conversion of debentures at $2.75 per share to $6.00 per share                        --                     --               --
Sale of shares to private investors, net                                              --                     --               --
Conversion of short-term borrowings                                                   --                     --               --
Issuance of shares for services                                                       --                     --               --
Issuance of shares under the 1989 Stock Plan, for services                            --                     --               --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                              --                     --               --
Repurchase of stock options from related party                                        --                     --               --
Issuance of options upon conversion of accrued interest                               --                     --               --
Common stock to be issued                                                            50,000                  --               --
Amortization of deferred compensation, restricted stock                               --                     --               --
Net loss                                                                              --              (2,234,428)             --
                                                                                ----------------     -------------    -----------
Balance at July 31, 1994 (carried forward)                                           50,000          (35,455,997)             --

                                                                                   Deferred
                                                                                    compen-          Total stock-
                                                                                    sation,            holders'
                                                                                  restricted            equity
                                                                                     stock           (deficiency)
                                                                                ----------------    -------------
Balance at July 31, 1990 (brought forward)                                          (5,920,516)      (3,103,176)

Exercise of options at $6.50 per share                                                    --            108,680
Issuance of shares for legal consulting services                                          --            358,714
Issuance of shares under the 1989 Stock Plan                                          (476,000)            --
Amortization of deferred compensation, restricted stock                              2,891,561        2,891,561
Net loss                                                                                  --         (5,202,302)
                                                                                ----------------    -------------
Balance at July 31, 1991                                                            (3,504,955)      (4,946,523)

Exercise of options at $3.50 per share                                                    --              3,500
Sale of shares to private investors                                                       --            219,900
Conversion of debentures at $5.00 per share                                               --            470,000
Issuance of shares for services                                                           --            156,990
Issuance of shares under the 1989 Stock Plan                                          (286,000)            --
Amortization of deferred compensation, restricted stock                              3,046,726        3,046,726
Net loss                                                                                  --         (4,772,826)
                                                                                ----------------    -------------
Balance at July 31, 1992                                                              (744,229)      (5,822,233)

Sale of share to private investors                                                        --            735,500
Issuance of shares for legal services                                                     --            132,230
Issuance of shares for services                                                        (10,000)            --
Issuance of shares under the 1989 Stock Plan                                          (234,000)            --
Amortization of deferred compensation, restricted stock                                664,729          664,729
Net loss                                                                                  --         (2,357,350)
                                                                                ----------------    -------------
Balance at July 31, 1993                                                              (323,500)      (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per share                            --          1,702,000
Sale of shares to private investors, net                                                  --          1,710,791
Conversion of short-term borrowings                                                       --            182,000
Issuance of shares for services                                                           --             43,350
Issuance of shares under the 1989 Stock Plan, for services                                --             15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                                  --          3,194,969
Repurchase of stock options from related party                                            --           (198,417)
Issuance of options upon conversion of accrued interest                                   --            142,441
Common stock to be issued                                                                 --             50,000
Amortization of deferred compensation, restricted stock                                265,000          265,000
Net loss                                                                                  --         (2,234,428)
                                                                                ----------------    -------------
Balance at July 31, 1994 (carried forward)                                             (58,500)      (1,774,418)

                                                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued



                                                                                                                          Deficit
                                                                    Common Stock                                        accumulated
                                                          ---------------------------    Capital in       Common          during
                                                            Number of                   excess of par   stock to be     development
                                                             Shares         Amount         value          issued           stage
                                                          ------------   ------------   ------------   ------------    ------------
Balance at July 31, 1994 (brought forward)                   9,124,681          9,125     33,680,954         50,000     (35,455,997)

Sale of shares to private investors, net                       961,000            961      2,023,241        (50,000)           --
Conversion of short-term borrowings                             17,600             17         43,983           --              --
Issuance of shares for services                                 30,906             31         77,234           --              --
Exercise of options at $2.27 - $2.50 per share                 185,000            185        437,015           --              --
Common stock to be issued                                         --             --             --          339,008            --
Common stock to be issued, for services                           --             --             --            4,800            --
Amortization of deferred compensation, restricted stock           --             --             --             --              --
Net loss                                                          --             --             --             --        (1,993,123)
                                                          ------------   ------------   ------------   ------------    ------------
Balance at July 31, 1995                                    10,319,187         10,319     36,262,427        343,808     (37,449,120)

Sale of shares to private investors, net                     2,953,327          2,953      8,969,655       (339,008)           --
Issuance of shares for services                                 19,995             20         70,858         (4,800)           --
Exercise of options at $2.50 - $3.87 per share                 566,700            567      1,657,633           --              --
Sale of warrants                                                  --             --           12,084           --              --
Issuance of options/warrants for services                         --             --           50,872           --              --
Common stock to be issued                                         --             --             --          258,335            --
Subscription receivable                                           --             --             --             --              --
Net loss                                                          --             --             --             --        (2,942,152)
                                                          ------------   ------------   ------------   ------------    ------------
Balance at July 31, 1996                                    13,859,209         13,859     47,023,529        258,335     (40,391,272)

Sale of shares to private investors, net                       112,000            112        503,888           --              --
Issuance of options for services                                  --             --           76,504           --              --
Exercise of options at $2.45 - $4.00 per share, net            729,134            729      2,620,359       (258,335)           --
Exercise of  warrants at $5.00 per share, net                  147,450            148        737,102           --              --
Net loss                                                          --             --             --             --        (5,018,867)
                                                          ------------   ------------   ------------   ------------    ------------
Balance at July 31, 1997                                    14,847,793   $     14,848   $ 50,961,382   $       --      $(45,410,139)
                                                          ============   ============   ============   ============    ============

                                                                                Deferred
                                                                                compen-      Total stock-
                                                                                sation,        holders'
                                                             Subscription      restricted       equity
                                                              Receivable        stock        (deficiency)
                                                             ------------    ------------    ------------
Balance at July 31, 1994 (brought forward)                           --           (58,500)     (1,774,418)

Sale of shares to private investors, net                             --              --         1,974,202
Conversion of short-term borrowings                                  --              --            44,000
Issuance of shares for services                                      --              --            77,265
Exercise of options at $2.27 - $2.50 per share                       --              --           437,200
Common stock to be issued                                            --              --           339,008
Common stock to be issued, for services                              --              --             4,800
Amortization of deferred compensation, restricted stock              --            58,500          58,500
Net loss                                                             --              --        (1,993,123)
                                                             ------------    ------------    ------------
Balance at July 31, 1995                                             --              --          (832,566)

Sale of shares to private investors, net                             --              --         8,633,600
Issuance of shares for services                                      --              --            66,078
Exercise of options at $2.50 - $3.87 per share                       --              --         1,658,200
Sale of warrants                                                     --              --            12,084
Issuance of options/warrants for services                            --              --            50,872
Common stock to be issued                                            --              --           258,335
Subscription receivable                                          (254,185)           --          (254,185)
Net loss                                                             --              --        (2,942,152)
                                                             ------------    ------------    ------------
Balance at July 31, 1996                                         (254,185)           --         6,650,266

Sale of shares to private investors, net                             --              --           504,000
Issuance of options for services                                     --              --            76,504
Exercise of options at $2.45 - $4.00 per share, net               254,185            --         2,616,938
Exercise of  warrants at $5.00 per share, net                        --              --           737,250
Net loss                                                             --              --        (5,018,867)
                                                             ------------    ------------    ------------
Balance at July 31, 1997                                     $       --      $       --      $  5,566,091
                                                             ============    ============    ============

                                                                                              (Continued)


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            Statements of Cash Flows


                    Years ended July 31, 1997, 1996 and 1995,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 1997

                                                                             August 24,
                                                                             1981 (date
                                                                              of incep-
                                                                              tion) to
                                                                              July 31,
                                                                                1997          1997           1996           1995
                                                                            ------------   -----------    -----------    ----------
Cash flows from operating activities:
  Net loss                                                                  $(45,410,139)   (5,018,867)    (2,942,152)   (1,993,123)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Gain on sale of marketable securities                                       (25,963)         --             --            --
     Depreciation and amortization                                             1,120,028        72,799         69,236        69,699
     Loss on disposal of property and equipment                                   18,926          --             --            --
     Noncash operating expenses                                                4,964,465        76,504        116,950         4,800
     Amortization of deferred compensation                                    11,442,000          --             --          58,500
     Amortization of organization costs                                            4,590          --             --            --
     Changes in assets and liabilities:
       (Increase) decrease  in loan receivable, related party                       --         112,250       (112,250)         --
       (Increase) decrease in prepaid expenses                                  (165,106)     (101,256)       (25,243)       30,060
       (Increase) decrease in other assets                                        36,184        31,877        (24,176)       39,877
       Increase (decrease) in loans and interest payable, related party          744,539          --         (138,638)      (65,085)
       Increase (decrease) in accounts payable                                   454,969       188,168          6,314      (152,538)
       Increase (decrease) in accrued payroll and expenses, related parties    2,348,145          --         (414,996)      256,731
       Increase in accrued expenses                                            1,235,354       531,628         60,436        48,944
                                                                            ------------   -----------    -----------    ----------
              Net cash used in operating
                activities                                                   (23,232,008)   (4,106,897)    (3,404,519)   (1,702,135)
                                                                            ------------   -----------    -----------    ----------

Cash flows from investing activities:
       Purchase of marketable securities                                        (290,420)         --             --            --
       Proceeds from sale of marketable equity securities                        316,383          --             --            --
       Purchase of property and equipment                                     (1,293,946)     (252,066)       (45,693)      (31,879)
       Patent costs                                                              (97,841)         --             --            --
                                                                            ------------   -----------    -----------    ----------

                Net cash used in investing
                  activities                                                  (1,365,824)     (252,066)       (45,693)      (31,879)
                                                                            ------------   -----------    -----------    ----------

                                                                                                                         (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                       Statements of Cash Flows, Continued

                                                                        August 24,
                                                                        1981 (date
                                                                         of incep-
                                                                         tion) to
                                                                         July 31,
                                                                           1997            1997            1996            1995
                                                                       ------------    ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                  $    849,500            --              --              --
  Payment of short-term borrowings                                         (623,500)           --              --              --
  Increase in loans payable, related party, net                           2,628,868            --              --              --
  Proceeds from bank debt and other long-term debt,
      net of deferred debt costs                                          2,410,883           4,200          29,540          17,595
  Reduction of bank debt and long-term debt                              (1,528,137)        (92,578)       (153,947)        (89,827)
  Proceeds from common stock to be issued                                   433,358            --            44,350         339,008
  Proceeds from issuance of common stock, net                            22,172,561         504,000       8,605,484       1,974,202
  Proceeds from exercise of stock options and warrants, net               5,449,588       3,354,188       1,658,200         437,200
  Proceeds from issuance of convertible debentures                          347,000            --              --              --
                                                                       ------------    ------------    ------------    ------------
         Net cash provided by financing
         activities                                                      32,140,121       3,769,810      10,183,627       2,678,178
                                                                       ------------    ------------    ------------    ------------

         Net increase (decrease) in cash                                  7,542,289        (589,153)      6,733,415         944,164
Cash and cash equivalents at beginning of period                               --         8,131,442       1,398,027         453,863
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                             $  7,542,289       7,542,289       8,131,442       1,398,027
                                                                       ============    ============    ============    ============

Supplemental disclosure of cash flow information - interest paid       $  1,624,573         134,845         130,224         129,477
                                                                       ============    ============    ============    ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for
           loan payable to officer                                     $  2,725,000            --              --              --
                                                                       ============    ============    ============    ============
  Issuance of common stock upon the conversion of convertible
          subordinated debentures, related party                       $  2,945,000            --              --              --
                                                                       ============    ============    ============    ============

  Conversion of short-term borrowings to common stock                  $    226,000            --              --            44,000
                                                                       ============    ============    ============    ============

                                                                                                                         (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                       Statements of Cash Flows, Continued

                                                                               August 24,
                                                                               1981 (date
                                                                                of incep-
                                                                                tion) to
                                                                                July 31,
                                                                                  1997           1997          1996          1995
                                                                               ----------     ----------    ----------    ----------
  Conversion of accrued interest, payroll and expenses by related parties to
         stock options                                                         $3,194,969          --           --             --
                                                                               ==========     ==========    ==========    ==========

  Repurchase of stock options from related party                               $ (198,417)         --           --             --
                                                                               ==========     ==========    ==========    ==========

  Conversion of accrued interest to stock options                              $  142,441          --           --             --
                                                                               ==========     ==========    ==========    ==========

  Conversion of accounts payable to common stock                               $   77,265          --           --            77,265
                                                                               ==========     ==========    ==========    ==========

  Conversion of notes payable, bank and accrued interest to
         long-term debt                                                        $1,699,072          --           --             --
                                                                               ==========     ==========    ==========    ==========

  Conversion of loans and interest  payable,  related party and accrued payroll and expenses, related parties to long-term accrued
         payroll and other, related party                                      $1,863,514          --           --             --
                                                                               ==========     ==========    ==========    ==========

  Issuance of common stock upon the conversion of convertible subordinated
         debentures, other                                                     $  127,000          --           --             --
                                                                               ==========     ==========    ==========    ==========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

                    Years ended July 31, 1997, 1996 and 1995
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 1997

(1)  Summary of Significant Accounting Policies

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

     Basis of Financial Statements

     As shown in the financial statements, the Company has reported net losses of $5,018,867, $2,942,152, and $1,993,123 for the fiscal years ended July
     31, 1997, 1996 and 1995, respectively. The loss from date of inception, August 24, 1981, to July 31, 1997 amounts to $45,410,139.

     The Company's continued operations will depend on its ability to raise additional funds through several potential sources such as equity or debt financings, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company believes that its current resources will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1998. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants to purchase common stock, the issuance of common stock for services rendered, debt financing and financing provided by the Company's Chief Executive Officer.

     The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

     Certain reclassifications to the prior year financial information were made to conform with the July 31, 1997 presentation.


                                                                     (Continued)
                                      F-14

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)  Summary of Significant Accounting Policies (Continued)

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

     Patents

     Costs related to patents are expensed when incurred. Previously, costs related to approved patents were capitalized and were amortized using the straight line method over the life of the patent, usually 17 years. As a result of this change in policy, the Company wrote-off $76,807 of capitalized patent costs during the fiscal year ended July 31, 1995.

     Deferred Debt Costs

     Deferred debt costs associated with the Company's long-term debt are being amortized using the straight line method over the life of the debt agreement. Accumulated amortization as of July 31, 1997 and 1996 was $156,394 and $137,588, respectively.

     Research and Development

     Research and development costs are expensed as incurred.

     Fair Value of Financial Instruments

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

(1)  Summary of Significant Accounting Policies (Continued)

     Net Loss Per Share

     Net loss per share is based on the weighted average number of common shares outstanding during the period and shares to be issued at the end of the period. Common stock equivalents are not included in the computations since the effect would be antidilutive for all periods presented.

     Long-Lived Assets

     Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, operating results or cash flows.

     Stock Option Plans

     Prior to August 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB)
     Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On August 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure in accordance with the provisions of SFAS No. 123.

(2)  Property and Equipment

     Property and equipment consists of the following at July 31:


                                                      1997               1996
                                                   ----------         ----------
         Laboratory equipment                      $  702,481            593,408
         Office equipment                             271,866            169,871
         Leasehold improvements                        93,975             52,976
                                                   ----------         ----------
                                                   $1,068,322            816,255
                                                   ==========         ==========



                                                                     (Continued)
                                      F-16

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(3)  Long-term Debt

Long-term debt consists of the following at July 31:

                                                                          1997            1996
                                                                       ----------      ----------
First Union National Bank, New Jersey, interest of 8.375%              $1,373,090      $1,453,290

Notes payable, interest at 6.3%-10.4%, maturing through
      June 1999, secured by equipment                                       2,916           4,822

Note  payable in monthly  installments of $729, including
      principal and interest commencing April 1996 and each month
      thereafter until May 2000, secured by equipment                      21,312          27,584
                                                                       ----------      ----------
                                                                        1,397,318       1,485,696
Less current portion                                                    1,381,416          86,936
                                                                       ----------      ----------
                                                                       $   15,902      $1,398,760
                                                                       ==========      ==========

     Principal maturities for the next four years ending July 31, are as follows:


                          1998                           $1,381,416
                          1999                                9,175
                          2000                                6,727
                                                         ----------
                                                         $1,397,318
                                                         ==========

     On October 3, 1997, the entire principal balance of the term loan including accrued interest was paid in full in the amount of $1,376,646.

(4)  Loans Receivable, Related Party

     In July 1996, the Company advanced its Chief Executive Officer $112,250 in anticipation of proceeds due her from the exercise of stock options. The principal amount plus interest were repaid in full in October 1996.

(5)  Leases

     The Company leases its facility under a five-year operating lease which is due to expire on December 31, 2001. The annual rental obligation, which commenced January 1, 1997, is $96,775 and is subject to annual escalation amounts. Rent expense charged to operations was $76,000, $66,000, and $66,000 in 1997, 1996 and 1995, respectively.

     Future minimum lease payments under noncancellable leases for the next five years ending July 31 are as follows:





                                                                     (Continued)
                                      F-17

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(5)  Leases, Continued

                                                   Operating
                                                     leases
                                                     ------
                             1998                  $   96,778
                             1999                     107,754
                             2000                     127,497
                             2001                     136,000
                             2002                      56,667

(6)  Stockholders' Equity

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

(6)  Stockholders' Equity (Continued)

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

     On February 22, 1984, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of two series of new warrants each to purchase an aggregate of 330,000 shares (hereinafter referred to as one-year warrants and two-year warrants). The one-year warrants had an exercise price of $6.50 per share and expired July 17, 1985. The two-year warrants had an exercise price of $10.00 per share and were to expire July 17, 1986. However, the Company extended the expiration date to August 31, 1987. The one-year warrants and two-year warrants were issued as of July 17, 1984 on a one-for-one basis to those public offering warrant holders who exercised their original warrants, with the right to oversubscribe to any of the warrants not exercised. During the fiscal years ended July 31, 1985, 1986, 1987 and 1988, the Company received net proceeds of approximately $2,471,000 as a result of the exercise of the warrants.

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

     On September 1, 1987, the Board of Directors approved new wage contracts for three officers. The contracts provided for the issuance of 700,000 shares of common stock as an inducement for signing. The fair value of these shares has been recorded as deferred compensation and was amortized over the term of the employment agreements. The contracts also provided for the issuance of 1,500,000 shares of common stock in 750,000 increments on the occurrence of certain events. These shares were issued during the fiscal years ended July 31, 1989 and 1990 and the fair value of such shares has been recorded as deferred compensation and was amortized over the remaining term of the employment agreements. The contracts also provided for five-year options to purchase 750,000 shares of common stock at $3.00 per share; options for the purchase of 170,000 shares were exercised on June 16, 1988 and the remaining options for the purchase of 580,000 shares expired on September 2, 1992.

     During the fiscal year ended July 31, 1988, the Company issued 206,429 shares of common stock for payment of legal and consulting services. The fair value of such shares was charged to operations.



                                                                     (Continued)
                                      F-19

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(6)  Stockholders' Equity (Continued)

     During the fiscal year ended July 31, 1988, the Company issued 12,500 shares of common stock in connection with the settlement of certain litigation. The fair value of these shares was charged to operations.

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

     During the fiscal year ended July 31, 1992, the Company issued 45,734 shares of common stock as payment for services rendered to the Company. The fair value of the common stock was charged to operations.





                                                                     (Continued)
                                      F-20

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(6)  Stockholders' Equity (Continued)

     During the fiscal years ended July 31, 1992 and 1990, 94,000 and 50,000 shares of common stock, respectively, were issued to the Company's Chief Executive Officer upon the conversion of outstanding debentures.

     During the fiscal year ended July 31, 1993, the Company sold 352,667 shares of common stock to private investors at prices ranging from $2.00 to $3.00 per share resulting in net proceeds to the Company of approximately $735,500. In addition, the private investors were granted options to purchase common stock totaling 587,167 shares at prices ranging from $3.00 to $7.00. During the fiscal years ended July 31, 1995 and 1996, 322,500 and 228,833 options expired, respectively. A total of 42,167 options due to expire on July 31, 1995 were extended to July 31, 1996 and their exercise price was reduced to $2.50. During the fiscal year ended July 31, 1996, 35,834 options were exercised resulting in net proceeds to the Company of approximately $89,600.

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

     During the fiscal year ended July 31, 1994, the Company sold 25,000 shares of common stock to a private investor at $2.00 per share resulting in net proceeds to the Company of $50,000. In addition, the private investor was granted options to purchase common stock totaling 25,000 shares at $4.00 per common share. These options were exercised in September 1996 resulting in net proceeds to the Company of $100,000.

     During the fiscal year ended July 31, 1994, the Company sold 800,000 shares of common stock to private investors at $2.50 per share resulting in net proceeds to the Company of $1,865,791. In addition, the private investors were granted warrants to purchase common stock totaling 800,000 shares at $5.00 per common share. Warrants for the purchase of 147,450 shares were exercised during fiscal 1997 resulting in net proceeds to the Company of $737,250. The remaining 652,550 warrants expired during fiscal 1997.

     During the fiscal year ended July 31, 1994, 400,000 shares of common stock were issued to the Company's Chief Executive Officer upon the conversion of outstanding debentures.

     During the fiscal year ended July 31, 1994, 25,400 shares of common stock were issued upon the conversion of other outstanding debentures.

     In September 1994, the Company completed a private placement resulting in the issuance of 288,506 shares of common stock and three-year warrants to purchase 288,506 shares of common stock at an exercise price of $5.50 per share. The warrants expire during fiscal 1998. The common stock and


                                                                     (Continued)
                                      F-21

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(6)  Stockholders' Equity (Continued)

     warrants were sold in units consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. The price per unit was $50,000. The Company received proceeds of approximately $545,000, net of costs associated with the placement of approximately $55,000 and the conversion of certain debt by creditors of $121,265 into equivalent private placement units of 17,600 shares for conversion of short-term borrowings and 30,906 shares issued for services rendered. In October 1994, an additional two units at $50,000 per unit were sold to a private investor under the same terms as the September 1994 private placement resulting in the issuance of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock.

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

     On August 4, 1995, the Company issued 6,060 shares of common stock as payment for services rendered to the Company. The fair value of the common stock was charged to operations.

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

     As consideration for the extension of the Company's term loan agreement with its bank, the Company granted the bank a warrant to purchase 10,000 shares of common stock at an exercise price of $4.19. The warrants were issued as of October 1, 1995 and expired on August 31, 1997.





                                                                     (Continued)
                                      F-22

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(6)  Stockholders' Equity (Continued)

     In June 1996, the Company sold in a private placement 1,515,330 shares of common stock and three-year warrants to purchase 313,800 shares of common stock at an exercise price of $7.50 per share. Of these shares, 12,000 were issued for services rendered to the Company. The common stock was sold alone at a per share price of $3.70, in combination with warrants at a per unit price of $12.52 and warrants were sold alone at a per warrant price of $1.42. Each unit consisted of three shares of common stock and one warrant. The Company received proceeds of approximately $5.7 million.

     In June 1996, the Company issued 10,000 five-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $4.95 per share. The Company recorded research and development expense of $28,260 which was the fair value of the stock options on the date of issuance.

     During the fiscal year ended July 31, 1996, 207,316 shares of common stock were sold from October to April 1996 at per share prices ranging from $3.60 to $4.24 resulting in proceeds of approximately $808,000.

     During the fiscal year ended July 31, 1996, 656,334 stock options were exercised by both related and unrelated parties resulting in net proceeds of approximately $1.9 million to the Company. Of these shares, 89,634 were issued subsequent to July 31, 1996. The exercise prices of the options ranged from $2.50 to $3.87 per share.

     In August 1996, the Company issued 10,000 stock options with an exercise price of $4.69 per share exercisable for five years as payment for services to be rendered. An equal portion of these options vested monthly for one year commencing September 1, 1996. The Company recorded general and administrative expense of $27,900 which was the fair value of the stock options on the date of issuance.

     In March 1997, the Company issued 112,000 shares of common stock at $4.50 per share in a private placement to a single investor resulting in net proceeds of $504,000 to the Company.

     In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting, 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events: 25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United
     States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE in the United States. The Company recorded research and development expense of $48,604 which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 1997.


                                                                     (Continued)
                                      F-23

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(6)  Stockholders' Equity (Continued)

     During the fiscal year ended July 31, 1997, 639,500 stock options were exercised by both related and unrelated parties resulting in net proceeds of approximately $2.6 million to the Company. The exercise prices of the options ranged from $2.45 to $4.00 per share.

     During the fiscal year ended July 31, 1997, 147,450 warrants were exercised by both related and unrelated parties resulting in net proceeds of approximately $737,250 to the Company. The exercise price of the warrants was $5.00 per share.

     On September 9, 1997 the Company filed an amendment to a registration statement previously filed on June 16, 1997 for the offer and sale by certain stockholders of up to 4,232,577 shares of common stock. Of these shares (i) an aggregate of 2,936,010 shares were issued to the private placement investors in the private placement transactions which were completed during the period from March 1994 through June 1996 (the "Earlier Private Placements"), (ii) an aggregate of 698,251 shares are issuable upon exercise of the warrants which were issued to the private placement investors in the Earlier Private Placements and (iii) an aggregate of 588,316 shares may be issued, or have been issued, upon exercise of the options which were issued to the option holders in certain other private transactions. As of October 1997, the Securities and Exchange Commission had not declared this registration statement effective.

(7)  Common Stock Warrants

     During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and expired.

     The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994, 1995 and 1996:

                                                       Warrants   Exercise Price     Expiration
                                                       --------   --------------     ----------

Sold in March 1994 Private Placement                     800,000      $5.00      3/21/97 to 6/21/97
                                                      ----------   -----------

Outstanding at July 31, 1994                             800,000       5.00      3/21/97 to 6/21/97

Sold in September 1994 Private Placement                 288,506       5.50      12/9/97 to 12/14/97
Sold in October 1994 Private Placement                    40,000       5.50      1/21/98
Sold in September 1995 Private Placement                  47,405       4.00      10/1/98
                                                      ----------   -----------

Outstanding and exercisable at July 31, 1995           1,175,911   4.00 - 5.50   3/21/97 to 10/1/98

Issued to bank in connection with an amendment to
 the Company's term loan                                  10,000       4.19      8/31/97
Sold in September 1995 Private Placement                   8,540       4.00      10/1/98
Sold in June 1996 Private Placement                      313,800       7.50      8/29/99 to 9/10/99
                                                      ----------   -----------

Outstanding and exercisable at July 31, 1996           1,508,251   4.00 - 7.50   3/21/97 to 9/10/99




                                                                     (Continued)
                                      F-24

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(7)  Common Stock Warrants, Continued

                                                                        Warrants        Exercise Price        Expiration
                                                                        --------        --------------        ----------
          Exercised                                                       147,450           5.00         3/21/97 to 6/21/97
          Expired                                                         652,550           5.00         3/21/97 to 6/21/97
                                                                       ----------       ------------
          Outstanding and exercisable at July 31, 1997                    708,251       $4.00 - 7.50     12/9/97 to 9/10/99
                                                                       ==========       ============

(8)  Stock Options

     1993 Stock Option Plan

     The Company's stockholders approved the 1993 stock option plan totaling 3,000,000 shares, which provide that options may be granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.

     1997 Stock Option Plan

     The Company's Board of Directors adopted the 1997 Stock Option Plan (the "Plan") in May 1997. The total number of shares of common stock authorized for issuance upon exercise of options granted under the Plan is 2,000,000. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.

     The following table summarizes stock option activity for the period August 1, 1994 to July 31, 1997 including options issued under the 1997 and 1993 stock option plans and the 1989 stock plan:


                                                              Weighted Average
                            Shares Available                 Exercise Price Per
                               for Grant          Shares           Share
                               ---------          ------           -----

Balance August 1, 1994          1,926,841        5,935,337         $3.76
     Granted                     (818,850)         818,850          2.60
     Exercised                       --           (185,000)         2.36
     Canceled                        --         (1,897,500)         4.30
                               ----------       ----------         -----
Balance July 31, 1995           1,107,991        4,671,687          3.39
     Granted                     (296,205)         296,205          3.99
     Exercised                       --           (656,334)         2.92
     Canceled                       6,500         (235,333)         4.89
                               ----------       ----------         -----
Balance July 31, 1996             818,286        4,076,225          3.43
     1997 Plan                  2,000,000             --            --
     Granted                     (932,500)         932,500          4.90
     Exercised                       --           (639,500)         3.82
     Canceled                     484,845         (484,845)         4.70
                               ----------       ----------         -----
Balance July 31, 1997           2,370,631        3,884,380         $3.56
                               ==========       ==========         =====


                                                                     (Continued)
                                      F-25

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)  Stock Options (Continued)

     The options outstanding at July 31, 1997 will expire between November 10, 1997 and April 28, 2007.

     The weighted-average fair value per option at the date of grant for options granted during the fiscal years 1997 and 1996 were $3.02 and $2.67, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:


                                                       1997              1996
                                                       ----              ----

     Expected dividend yield                              0%               0%
     Risk-free interest rate                           6.00%            6.00%
     Expected stock price volatility                  59.78%           65.86%
     Expected term until exercise (years)              6.20             5.44

     Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded in 1997 and 1996 are as follows:


                                                  1997                  1996
                                                  ----                  ----
       Net Loss:
           As reported                    $   (5,018,867)      $    (2,942,152)
           Pro forma                          (5,724,076)           (3,297,152)
       Loss per common share:
           As reported                    $        (0.34)      $         (0.25)
           Pro forma                               (0.39)                (0.28)

     The pro forma effects on net loss and loss per share for 1997 and 1996 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

     The following table summarizes information concerning options outstanding at July 31, 1997:

                                   Options Outstanding                                                      Options Exercisable
-------------------------------------------------------------------------------------------            -----------------------------
                                                 Weighted Average                                                          Weighted
                             Number                Remaining                    Weighted                  Number           Average
     Range of             Outstanding at         Contractual Term                Average               Exercisable at      Exercise
  Exercise Prices            7/31/97                (Years)                  Exercise Price               7/31/97           Price
-----------------            -------                -------                  --------------               -------           -----
$ 2.00 - 2.99                 297,600                 3.00                       $  2.58                  277,600            $ 2.59
  3.00 - 3.99               2,519,170                 3.88                          3.19                1,958,648              3.20
  4.00 - 4.99                 736,360                 4.32                          4.39                  413,523              4.39
  5.00 - 5.99                 286,250                 4.95                          5.10                  113,750              5.03
  6.00 - 6.99                  45,000                 5.42                          6.97                        0               --



                                                                     (Continued)
                                      F-26

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)  Stock Options (Continued)

     Stock option activity prior to adoption of SFAS No. 123 is as follows:

     1981 Non-Qualified Stock Option Plan

     In 1981, the Board of Directors adopted a non-qualified stock option plan and had reserved 300,000 shares for issuance to key employees or consultants. Options were nontransferable and expired if not exercised within five years. Option grants of 60,000 shares expired unexercised by July 31, 1991.

     Non-Qualified Stock Options

     The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                                       Shares        Price Range
                                                                       ------        -----------
         Granted                                                      1,782,000      $3.00-3.87
         Exercised                                                     (276,989)      3.00-3.50
         Canceled                                                      (106,000)      3.00-3.50
         Expired                                                       (649,011)      3.00-3.50
         Granted pursuant to conversion of certain liabilities:
           related party                                              1,324,014            3.20
           unrelated party                                               73,804            3.20
         Repurchased stock options                                     (102,807)           3.20
                                                                      ---------      ----------
         Balance at July 31, 1994                                     2,045,011       3.20-3.87
                                                                      =========      ==========

     In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                  Shares       Price Range
                                                                  ------       -----------
         Granted (42,167 options were repriced and extended       894,887      $2.50-7.00
          as described in note 8)
         Exercised                                                (81,000)      3.97-6.50
         Expired                                                 (201,720)      3.97-6.50
                                                               ----------      ----------
         Balance at July 31, 1994                                 612,167       2.50-7.00
                                                               ==========      ==========

     1989 Stock Plan

     On February 14, 1989, the Company adopted the Alfacell Corporation 1989 Stock Plan (the "1989 Stock Plan"), pursuant to which the Board of Directors could issue awards, options and grants. The maximum amount of shares of common stock that could have been issued pursuant to the option plan was 2,000,000.



                                                                     (Continued)
                                      F-27

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)  Stock Options (Continued)

     No more options are being granted pursuant to this plan. The per share option exercise price was determined by the Board of Directors. All options and shares issued upon exercise were nontransferable and forfeitable in the event employment was terminated within two years of the date of hire. In the event the option was exercised and said shares were forfeited, the Company would return to the optionee the lesser of the current market value of the securities or the exercise price paid.

     The stock option activity is as follows:

                                                            Shares        Price Range
                                                            ------        -----------
     Granted, February 14, 1989                            3,460,000       $3.50-5.00
     Options issued in connection with share
     purchase                                                 36,365           2.75
     Expired                                              (1,911,365)       2.75-5.00
     Canceled                                                (10,000)          5.00
                                                          ----------       ----------
     Balance at July 31, 1994                              1,575,000        3.50-5.00
                                                          ==========       ==========

     As of fiscal year ended July 31, 1994, 1,703,159 options were granted under the 1993 stock option plan.

(9)  Stock Grant and Compensation Plans

     The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said Plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:


          Year                                                        Amount
         ended                                      Fair                of
        July 31,               Shares               Value          Compensation
        --------               ------               -----          ------------
          1983                 20,000          $     5.50            $110,000
          1984                 19,750                5.125            101,219
          1985                 48,332             5.125-15.00         478,105
          1986                 11,250             5.125-15.00         107,032
          1988                 19,000          $     3.50            $  6,500
                               ======          ==============        ========

     On January 26, 1984, the Company adopted a stock bonus plan for directors and consultants. The plan was amended on October 6, 1986, to reserve 500,000 shares for issuance under the plan and to clarify a requirement that stock issued under the Plan could not be transferred until three years after the date of the grant. The stock bonus plan for directors and consultants was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the stock bonus plan for directors and consultants. The following stock transactions occurred under the Company's stock bonus plan:



                                                                     (Continued)
                                      F-28

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)  Stock Grant and Compensation Plans, Continued


         Year                                                       Amount
        ended                                      Fair               of
       July 31,            Shares                 Value          Compensation
       --------            ------                 -----          ------------

         1984              130,250            $2.50-3.88          $  385,917
         1985               99,163             3.50-15.00            879,478
         1985              (42,500)               2.50              (105,825)*
         1986               15,394             9.65-15.00            215,400
         1987                5,000            $   15.00           $   75,000
                          ========               ======           ==========

     * Shares granted in 1984 were renegotiated in 1985 and canceled as a result of the recipient's termination.

     1989 Stock Plan

     Under the 1989 Stock Plan, one million shares of the Company's common stock were reserved for issuance as awards to employees. The 1989 Stock Plan also provides for the granting of options to purchase common stock of the Company (see note 8). In addition, the 1989 Stock Plan provided for the issuance of 1,000,000 shares of the Company's common stock as grants. To be eligible for a grant, grantees must have made substantial contributions and shown loyal dedication to the Company.

     Awards and grants were authorized under the 1989 Stock Plan during the following fiscal years:


          Year                                                      Amount
         ended                                    Fair               of
        July 31,              Shares              Value         Compensation
        --------              ------              -----         ------------

          1989                 30,000          $  5.00          $  150,000
          1990                 56,000             6.00             336,000
          1991                119,000             4.00             476,000
          1992                104,000             2.75             286,000
          1993                117,000             2.00             234,000
          1994                  5,000          $  3.00          $   15,000
                              =======          =======          ==========

     Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 1997, 1996 or 1995.

(10) Income Taxes

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


                                                                     (Continued)
                                      F-29

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10) Income Taxes, Continued

     At July 31, 1997 and 1996, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                             1997               1996
                                                                         ------------       ------------
       Deferred tax assets:
                Excess of book over tax depreciation                     $      4,112       $     23,141
                Accrued expenses                                              138,243              1,032
                Federal and state net operating loss carry forwards        10,187,188          8,988,988
                Research and experimentation and investment tax
                    credit carry forwards                                     443,064            479,287
                                                                         ------------       ------------
       Total gross deferred tax assets                                     10,772,607          9,492,448

       Valuation allowance                                                (10,772,607)        (9,492,448)
                                                                         ------------       ------------
       Net deferred tax assets                                           $       --         $       --
                                                                         ============       ============


     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At July 31, 1997, the Company has federal net operating loss carry forwards of approximately $27,700,000 that expire in the years 1998 to 2012. The
     Company also has investment tax credit carry forwards of $51,634 and research and experimentation tax credit carry forwards of $391,430 that expire in the years 1998 to 2012. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(11) Other Financial Information

     Accrued expenses as of July 31, consist of the following:


                                                          1997            1996
                                                        --------        --------
               Payroll and payroll taxes                $185,840        $ 90,347
               Interest                                     --            10,496
               Professional fees                         199,745          23,581
               Clinical trial grants                     290,887            --
               Other                                      17,369          37,789
                                                        --------        --------
                                                        $693,841        $162,213
                                                        ========        ========


                                                                     (Continued)
                                      F-30

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11) Other Financial Information, Continued

     Prepaid expenses as of July 31, consist of the following:


                                                    1997                  1996
                                                  --------              --------

Insurance                                         $ 65,782              $ 31,092
NIH research                                        37,198                 4,824
Other                                               62,126                27,934
                                                  --------              --------
                                                  $165,106              $ 63,850
                                                  ========              ========

(12) Commitments and Contingencies

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

(13) Research and Development Agreement

     In November 1992, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health (NIH). In accordance with this CRADA, the NIH will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in January 1999, the Company is obligated to pay approximately $5,000 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000, $64,000, and $43,000 during the years ended July 31, 1997, 1996, and 1995, respectively.

     In August 1995, the Company entered into a CRADA with the National Cancer Institute (NCI). In accordance with this CRADA, the NCI will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in August 1998, the Company is obligated to pay approximately $4,825 per month to the NCI. Total research and development expenses under this arrangement amounted to $58,000 during each of the fiscal years ended July 31, 1997 and 1996.