Form 10-Q
period 1997-10-31
ALFACELL CORP
filed 1997-12-09
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      October  31, 1997                                         0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                               22-2369085
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)             (973) 748-8082

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year,
                         if changed since last report.)



     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares outstanding as of December 3, 1997:    14,847,793

                              ALFACELL CORPORATION
                          (A Development Stage Company)



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                              BALANCE SHEETS
                                    October 31, 1997 and July 31, 1997

                                                                            October 31,
                                                                                1997          July 31,
                                                 ASSETS                      (Unaudited)        1997
                                                                            ------------    ------------
Current assets:
      Cash and cash equivalents                                             $  4,927,012    $  7,542,289
      Prepaid expenses                                                           193,554         165,106
                                                                            ------------    ------------
            Total current assets                                               5,120,566       7,707,395
                                                                            ------------    ------------

Property and equipment, net of accumulated depreciation and amortization
   of $764,832 at October 31, 1997 and $742,319 at July 31, 1997                 341,600         326,003
                                                                            ------------    ------------

Other assets:
      Deferred debt costs, net                                                      --             1,556
                                                                            ------------    ------------

            Total assets                                                    $  5,462,166    $  8,034,954
                                                                            ============    ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                     $      8,531    $  1,381,416
      Accounts payable                                                           483,916         377,704
      Accrued expenses                                                           795,882         693,841
                                                                            ------------    ------------
            Total current liabilities                                          1,288,329       2,452,961
                                                                            ------------    ------------

Long-term debt, less current portion                                              13,691          15,902
                                                                            ------------    ------------
            Total liabilities                                                  1,302,020       2,468,863
                                                                            ------------    ------------


Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.001 par value
            Authorized and unissued, 1,000,000 shares at October 31, 1997
               and July 31, 1997                                                    --              --
      Common stock $.001 par value
            Authorized 25,000,000 shares at October 31, 1997; Issued and outstanding 14,847,793 shares at October 31, 1997
               and 14,847,793 shares at July 31, 1997                             14,848          14,848
      Capital in excess of par value                                          51,013,855      50,961,382
      Deficit accumulated during development stage                           (46,868,557)    (45,410,139)
                                                                            ------------    ------------
            Total stockholders' equity                                         4,160,146       5,566,091
                                                                            ------------    ------------

            Total liabilities and stockholders' equity                      $  5,462,166    $  8,034,954
                                                                            ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 1997 and 1996,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1997

                                   (Unaudited)

                                                                              August 24, 1981
                                                                                 (Date of
                                                     Three Months Ended         Inception)
                                                         October 31,                to
                                                    1997            1996      October 31, 1997
                                                ------------    ------------  ----------------
REVENUE:
      Sales                                     $       --              --           553,489
      Investment income                               85,026         111,983         912,852
      Other income                                      --              --            60,103
                                                ------------    ------------    ------------
      TOTAL REVENUE                                   85,026         111,983       1,526,444
                                                ------------    ------------    ------------

COSTS AND EXPENSES:
      Cost of sales                                     --              --           336,495
      Research and development                     1,196,204         850,893      27,618,310
      General and administrative                     326,892         265,750      17,508,298
      Interest:
            Related parties                             --              --         1,033,960
            Others                                    20,348          31,794       1,897,938
                                                ------------    ------------    ------------
       TOTAL COSTS AND EXPENSES                    1,543,444       1,148,437      48,395,001
                                                ------------    ------------    ------------

       NET LOSS                                 $ (1,458,418)     (1,036,454)    (46,868,557)
                                                ============    ============    ============

      Loss per common share                     $       (.10)           (.07)          (6.96)
                                                ============    ============    ============

Weighted average number of shares outstanding     14,847,793      14,320,871       6,729,658
                                                ============    ============    ============



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 1997 and 1996,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1997

                                   (Unaudited)

                                                                            August 24, 1981
                                                   Three Months Ended     (Date of Inception)
                                                       October 31,                to
                                                   1997          1996      October 31, 1997
                                               -----------    -----------  ----------------
Cash flows from operating activities:
  Net Loss                                     $(1,458,418)    (1,036,454)   (46,868,557)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities             --             --          (25,963)
    Depreciation and amortization                   24,069         13,245      1,144,097
    Loss on disposal of property and
      equipment                                       --             --           18,926
    Noncash operating expenses                      52,473         27,900      5,016,937
    Amortization of deferred compensation             --             --       11,442,000
    Amortization of organization costs                --             --            4,590
Changes in assets and liabilities:
    Decrease in loan receivable,
        related party                                 --          112,250           --
    (Increase) in prepaid expenses                 (28,448)       (85,551)      (193,554)
    Decrease in other assets                          --            4,334         36,184
    Increase in interest payable
       related party                                  --             --          744,539
    Increase in accounts payable                   106,212        186,531        561,181
    Increase in accrued payroll and
       expenses, related parties                      --             --        2,348,145
    Increase (decrease) in accrued expenses        102,041       (110,445)     1,337,395
                                               -----------    -----------    -----------
    Net cash used in operating activities       (1,202,071)      (888,190)   (24,434,080)
                                               -----------    -----------    -----------
Cash flows from investing activities:
    Purchase of marketable equity securities          --             --         (290,420)
    Proceeds from sale of marketable equity
       securities                                     --             --          316,383
    Purchase of property and equipment             (38,110)       (13,517)    (1,332,055)
    Patent costs                                      --             --          (97,841)
                                               -----------    -----------    -----------

      Net cash used in investing activities        (38,110)       (13,517)    (1,403,933)
                                               -----------    -----------    -----------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 1997 and 1996,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1997

                                   (Unaudited)

                                                                                             August 24, 1981
                                                                   Three Months Ended      (Date of Inception)
                                                                       October 31,                  to
                                                                  1997            1996       October 31, 1997
                                                              ------------      ---------    ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                         $       --             --            849,500
  Payment of short-term borrowings                                    --             --           (623,500)
  Increase in loans payable - related party, net                      --             --          2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                              --            4,200        2,410,883
  Reduction of bank debt and long-term debt                     (1,375,096)       (28,547)      (2,903,233)
  Proceeds from common stock to be issued                             --          125,000          433,358
  Proceeds from issuance of common stock, net                         --             --         22,172,561
  Proceeds from exercise of stock options and warrants, net           --        2,424,078        5,449,588
  Proceeds from issuance of convertible debentures                    --             --            347,000
                                                              ------------      ---------      -----------
      Net cash provided by financing activities                 (1,375,096)     2,524,731       30,765,025
                                                              ------------      ---------      -----------
      Net increase (decrease) in cash                           (2,615,277)     1,623,024        4,927,012
Cash and cash equivalents at beginning of period                 7,542,289      8,131,442             --
                                                              ------------      ---------      -----------
Cash and cash equivalents at end of period                    $  4,927,012      9,754,466        4,927,012
                                                              ============      =========      ===========

Supplemental disclosure of cash flow information -
   interest paid                                              $     20,348         43,540        1,644,921
                                                              ============      =========      ===========
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                    $       --             --          2,725,000
                                                              ============      =========      ===========
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party       $       --             --          2,945,000
                                                              ============      =========      ===========
   Conversion of short-term borrowings to common stock        $       --             --            226,000
                                                              ============      =========      ===========
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                         $       --             --          3,194,969
                                                              ============      =========      ===========
   Repurchase of stock options from related party             $       --             --           (198,417)
                                                              ============      =========      ===========
   Conversion of accrued interest to stock options            $       --             --            142,441
                                                              ============      =========      ===========
   Conversion of accounts payable to common stock             $       --             --             77,265
                                                              ============      =========      ===========
   Conversion of notes payable, bank and
      accrued interest to long-term debt                      $       --             --          1,699,072
                                                              ============      =========      ===========
   Conversion of loans and interest payable,
      related party and accrued payroll and
      expenses, related parties to long-term
      accrued payroll and other, related party                $       --             --          1,863,514
                                                              ============      =========      ===========
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other              $       --             --            127,000
                                                              ============      =========      ===========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1997 and the results of operations for the three month periods ended October 31, 1997 and 1996 and the period from August 24, 1981 (date of inception) to October 31, 1997. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

2.   CAPITAL STOCK

     In August 1997, the Company issued 833 three-year stock options as payment for services to be rendered. The options vested thirty days from the issuance date and have an exercise price of $4.47 per share. The Company recorded general and administrative expense of $1,700 for the quarter ended October 31, 1997, based upon the fair value of such options on the date of issuance.

     In September 1997, the Company issued 15,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. An equal portion of these options vest monthly for one year commencing September 30, 1997. The Company also issued 5,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. Of these options, 833 vest monthly for five months commencing September 30, 1997 and 835 vest on the last day of the sixth month. The Company recorded general and administrative expense of $7,900 for the quarter ended October 31, 1997, based upon the fair value of the 20,000 stock options on the date of the issuance, amortized on a straight-line basis over the vesting periods of the grants.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


2.   CAPITAL STOCK (continued)

     In October 1997, the Company issued 12,000 five-year stock options with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vest monthly for one year commencing October 10, 1997. The Company recorded research and development expense of $4,400 for the quarter ended October 31, 1997, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for services to be rendered. These options will vest as follows provided he is serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. The Company recorded general and administrative expense of $20,500 for the quarter ended October 31, 1997, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

     On December 2, 1997 the Company filed an amendment to a registration statement previously filed on June 16, 1997, and amended on September 9, 1997, for the offer and sale by certain stockholders of up to 4,123,247 shares of common stock. Of these shares (I) an aggregate of 2,837,680 shares were issued to the private placement investors in the private placement transactions which were completed during the period from March 1994 through June 1996 (the "Earlier Private Placements"), (ii) an aggregate of 698,251 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of the options which were issued to the option holders in certain other private transactions. As of December 8, 1997, the Securities and Exchange Commission had not declared this registration statement effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward- looking statements will be achieved. The matters set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward- looking statements.

Results of Operations

Three month periods ended October 31, 1997 and 1996

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the three months ended October 31, 1997 and 1996. Investment income for the three months ended October 31, 1997 was $85,000 compared to $112,000 for the same period last year, a decrease of $27,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended October 31, 1997 was $1,196,000 compared to $851,000 for the same period last year, an increase of $345,000 or 41%. This increase was primarily due to an increase in costs in support of on-going clinical trials, including the two Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma and regulatory costs in preparation for an NDA for ONCONASE, offset by decreases in costs associated with the purchase of raw materials and the manufacture of clinical supplies of ONCONASE.

     General and Administrative. General and administrative expense for the three months ended October 31, 1997 was $327,000 compared to $266,000 for the same period last year, an increase of $61,000 or 23%. This increase was primarily due to an increase in legal fees, public relations activities and insurance expense.

     Interest. Interest expense for the three months ended October 31, 1997 was $20,000 compared to $32,000 for the same period last year, a decrease of $12,000 or 38%. This decrease was primarily due to the payment of the entire principal amount of the Company's Term Loan on October 3, 1997.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended October 31, 1997 was $1,458,000 as compared to $1,036,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981 to October 31, 1997, amounted to $46,868,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 1997, the Company had a net decrease in cash and cash equivalents of $2,615,000, which resulted primarily from payment of bank debt and reduction of long-term debt of $1,375,000, net cash used in operating activities of $1,202,000 and purchase of property and equipment of $38,000.

     The Company's Term Loan agreement with its bank, (the "Term Loan") matured on August 31, 1997. On October 3, 1997, the Company paid the entire loan balance, including accrued interest, in the amount of $1,376,646 out of its cash resources. This is the primary reason for a significant decrease in current liabilities as of October 31, 1997 compared to July 31, 1997.

     The Company's continued operations will depend on its ability to raise additional funds through several potential sources such as equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company is in discussions with several potential collaborative partners for further development and marketing of ONCONASE, however there can be no assurance that any such arrangements will be consummated. In addition, the Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash and cash equivalents as of October 31, 1997, will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1998. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock upon the exercise of stock options and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

     The  Company's  working  capital and capital  requirements  may depend upon numerous factors including, the progress of the Company's research and development programs, the timing and cost of obtaining regulatory approvals, and the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The new statement replaces the calculations currently used with "basic earnings per share" that includes only actual weighted shares outstanding and "diluted earnings per share" that includes the effect of any common stock equivalents or other items that dilute earnings per share. The new rules are effective for the Company in the quarter ending January 31, 1998 and are retroactively applied to the previous quarterly periods. The adoption of this statement will not be material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                       Exhibit No.
                                                                                           or
Exhibit                                                                               Incorporation
  No.                    Item Title                                                    by Reference
 -----                   ----------                                                    ------------
  3.1         Certificate of Incorporation                                                  *
  3.2         By-Laws                                                                       *
  3.3         Amendment to Certificate of Incorporation                                     #
  4.1         Form of Convertible Debenture                                                **
 10.1         Form of Stock and Warrant Purchase Agreements used in private
              placements completed April 1996 and June 1996                                ##
 10.2         Lease Agreement - 225 Belleville Avenue, Bloomfield, New
              Jersey                                                                       ###
 10.3         Form of Stock Purchase Agreement and Certificate used in
              connection with various private placements                                   ***
 10.4         Form of Stock and Warrant  Purchase  Agreement and Warrant
              Agreement used in Private Placement completed on March 21,
              1994                                                                         ***
 10.5         The Company's 1993 Stock Option Plan and Form of Option
              Agreement                                                                   *****
 10.6         Debt Conversion Agreement dated March 30, 1994 with Kuslima
              Shogen                                                                      ****
 10.7         Accrued Salary Conversion Agreement dated March 30, 1994
              with Kuslima Shogen                                                         ****

                                                                                       Exhibit No.
                                                                                           or
Exhibit                                                                               Incorporation
  No.                    Item Title                                                    by Reference
 -----                   ----------                                                    ------------
 10.8         Accrued Salary Conversion Agreement dated March 30, 1994
              with Stanislaw Mikulski                                                     ****
 10.9         Debt Conversion Agreement dated March 30, 1994 with John
              Schierloh                                                                   ****
10.10         Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
10.11         Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
10.12         Amendment No. 1 dated June 20, 1994 to Option Agreement
              dated March 30, 1994 with Kuslima Shogen                                    ****
10.13         Form of Amendment No. 1 dated June 20, 1994 to Option
              Agreement dated March 30, 1994 with Kuslima Shogen                          *****
10.14         Form of Amendment No. 1 dated June 20, 1994 to Option
              Agreement  dated  March 30, 1994 with  Stanislaw  Mikulski                  *****
10.15         Form of Stock and Warrant  Purchase  Agreement  and
              Warrant Agreement used in Private Placement completed on September
              13, 1994                                                                      +
10.16         Form of Subscription Agreements and Warrant Agreement used in Private Placements closed in October 1994 and September
              1995                                                                          #
10.17         1997 Stock Option Plan.                                                      ###
10.18         Separation Agreement with Michael C. Lowe dated as of
              October 9, 1997                                                             #####
 27.1         Financial Data Schedule                                                     #####
 99.1         Factors to Consider in Connection with Forward-Looking                      ####
              Statements


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

#### Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 and incorporated herein by reference thereto.

##### Filed herewith.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ALFACELL CORPORATION
                                           --------------------------------
                                                     (Registrant)


December 8, 1997                                  /s/ GAIL E. FRASER
                                           --------------------------------
                                           Gail E. Fraser
                                           Vice President, Finance and
                                           Chief Financial Officer (Principal
                                           Accounting Officer and Principal
                                           Financial Officer)