Form 10-K/A
period 1997-07-31
ALFACELL CORP
filed 1998-01-22
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------
                                   FORM 10-K/A

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

--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

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

Research and Development

Research and Development expense for fiscal 1997 was $3,863,000 for fiscal 1996, an increase of $1,674,000 or 76%. This increase was primarily due to a 135% increase in costs in support of ongoing clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma, a 269% increase in costs associated with the purchase of raw materials for anticipated future production of ONCONASE, a 394% increase in regulatory costs in preparation for an NDA for ONCONASE, and a 49% increase in personnel costs.

Research and development expense for fiscal 1996 was $2,189,000 compared to $1,206,000 for fiscal 1995, an increase of $983,000 or 82%. This increase was primarily due to a 100% increase in costs associated with manufacturing clinical supplies of ONCONASE and a 94% increase in costs in support of on-going clinical trials, including the initial Phase III clinical trial for pancreatic cancer and the Phase II clinical trial for malignant mesothelioma.

General and Administrative

General and administrative expense for fiscal 1997 was $1,476,000 compared to $807,000 for fiscal 1996, an increase of $669,000 or 83%. This increase was primarily due to an 84% increase in personnel costs, a 34% increase in legal fees, a 139% increase in public relations expenses and a 330% increase in insurance expenses.

General and administrative expense for fiscal 1996 was $807,000 compared to $664,000 for fiscal 1995, an increase of $143,000 or 22%. This increase was primarily due to a 90% increase in public relations expenses, a 22% increase in legal fees and a 29% increase in accounting fees.

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


                                        ALFACELL CORPORATION

Dated: January 15, 1998                 /s/ GAIL E. FRASER
                                        Gail E. Fraser, Chief Financial Officer,
                                        Vice President of Finance, (Principal
                                        Financial Officer and Principal
                                        Accounting Officer) and Director