Form 10-Q
period 1998-01-31
ALFACELL CORP
filed 1998-03-17
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     January 31, 1998                                            0-11088
For the quarterly period ended                           Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                                22-2369085
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

Shares of Common Stock, $.001 par value outstanding as of March 6, 1998:
17,184,943

                              ALFACELL CORPORATION
                          (A Development Stage Company)



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                       January 31, 1998 and July 31, 1997


                                                                                                     January 31,
                                                                                                         1998            July 31,
                                                    ASSETS                                            (Unaudited)          1997
                                                                                                     ------------      ------------
Current assets:
      Cash and cash equivalents                                                                      $  3,922,386      $  7,542,289
      Prepaid expenses                                                                                    167,137           165,106
                                                                                                     ------------      ------------
           Total current assets                                                                         4,089,523         7,707,395
                                                                                                     ------------      ------------

Property and equipment, net of accumulated depreciation and amortization
   of $788,909 at January 31, 1998 and $742,319 at July 31, 1997                                          350,870           326,003
                                                                                                     ------------      ------------

Other assets:
      Deferred debt costs, net                                                                               --               1,556
                                                                                                     ------------      ------------

           Total assets                                                                              $  4,440,393      $  8,034,954
                                                                                                     ============      ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                                              $      8,740      $  1,381,416
      Accounts payable                                                                                    934,255           377,704
      Accrued expenses                                                                                    540,900           693,841
                                                                                                     ------------      ------------
           Total current liabilities                                                                    1,483,895         2,452,961
                                                                                                     ------------      ------------

Long-term debt, less current portion                                                                       11,426            15,902
                                                                                                     ------------      ------------
           Total liabilities                                                                            1,495,321         2,468,863
                                                                                                     ------------      ------------


Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.001 par value
           Authorized and unissued, 1,000,000 shares at January 31, 1998
              and July 31, 1997                                                                              --                --
      Common stock $.001 par value
           Authorized 40,000,000 shares at January 31, 1998 and
               25,000,000 shares at July 31, 1997;
           Issued and outstanding 14,847,793 shares at January 31, 1998
              and July 31, 1997                                                                            14,848            14,848
      Capital in excess of par value                                                                   51,060,202        50,961,382
      Common stock to be issued, 213,333 shares at January 31, 1998                                       479,969              --
      Deficit accumulated during development stage                                                    (48,609,947)      (45,410,139)
                                                                                                     ------------      ------------
           Total stockholders' equity                                                                   2,945,072         5,566,091
                                                                                                     ------------      ------------

           Total liabilities and stockholders' equity                                                $  4,440,393      $  8,034,954
                                                                                                     ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 1998 and 1997, and the Period from August 24, 1981
                     (Date of Inception) to January 31, 1998

                                                      (Unaudited)

                                                    Three Months Ended                Six Months Ended             August 24, 1981
                                                        January 31,                      January 31,             (Date of Inception)
                                                                                                                         to
                                                  1998             1997             1998             1997         January 31, 1998
                                              ------------     ------------     ------------     ------------      ----------------
REVENUE:
      Sales                                   $       --       $       --       $       --       $       --          $    553,489
      Investment income                             59,500          117,065          144,526          229,048             972,352
      Other income                                    --               --               --               --                60,103
                                              ------------     ------------     ------------     ------------        ------------
      TOTAL REVENUE                                 59,500          117,065          144,526          229,048           1,585,944
                                              ------------     ------------     ------------     ------------        ------------

COSTS AND EXPENSES:
      Cost of sales                                   --               --               --               --               336,495
      Research and development                   1,411,096          842,868        2,607,300        1,693,761          29,029,406
      General and administrative                   389,266          288,677          716,158          554,427          17,897,564
      Interest:
           Related parties                            --               --               --               --             1,033,960
           Others                                      528           31,249           20,876           63,043           1,898,466
                                              ------------     ------------     ------------     ------------        ------------
       TOTAL COSTS AND EXPENSES                  1,800,890        1,162,794        3,344,334        2,311,231          50,195,891
                                              ------------     ------------     ------------     ------------        ------------

       NET LOSS                               $ (1,741,390)    $ (1,045,729)    $ (3,199,808)    $ (2,082,183)       $(48,609,947)
                                              ============     ============     ============     ============        ============


      Loss per basic and diluted common
           share                              $       (.12)    $       (.07)    $       (.21)    $       (.14)       $      (7.33)
                                              ============     ============     ============     ============        ============

Weighted average number of shares
      outstanding                               15,043,921       14,567,821       14,882,968       14,444,346           6,629,826
                                              ============     ============     ============     ============        ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 1998 and 1997,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 1998

                                   (Unaudited)

                                                                                     Six Months Ended              August 24, 1981
                                                                                        January 31,              (Date of Inception)
                                                                                                                           to
                                                                                  1998               1997          January 31, 1998
                                                                              ------------       ------------     ------------------
Cash flows from operating activities:
  Net Loss                                                                    $ (3,199,808)      $ (2,082,183)      $(48,609,947)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                             --                 --              (25,963)
    Depreciation and amortization                                                   48,146             29,517          1,168,174
    Loss on disposal of property and equipment                                        --                 --               18,926
    Noncash operating expenses                                                      98,820             27,900          5,063,285
    Amortization of deferred compensation                                             --                 --           11,442,000
    Amortization of organization costs                                                --                 --                4,590
Changes in assets and liabilities:
    Decrease in loan receivable, related party                                        --              112,250               --
    Increase in prepaid expenses                                                    (2,031)           (57,934)          (167,137)
    Decrease in other assets                                                          --                9,415             36,184
    Increase in interest payable, related party                                       --                 --              744,539
    Increase in accounts payable                                                   556,551             49,532          1,011,520
    Increase in accrued payroll and expenses, related parties                         --                 --            2,348,145
    Increase (decrease) in accrued expenses                                       (152,941)          (110,581)         1,082,413
                                                                              ------------       ------------       ------------
  Net cash used in operating activities                                         (2,651,263)        (2,022,084)       (25,883,271)
                                                                              ------------       ------------       ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                                          --                 --             (290,420)
    Proceeds from sale of marketable equity securities                                --                 --              316,383
    Purchase of property and equipment                                             (71,457)          (136,623)        (1,365,403)
    Patent costs                                                                      --                 --              (97,841)
                                                                              ------------       ------------       ------------

      Net cash used in investing activities                                        (71,457)          (136,623)        (1,437,281)
                                                                              ------------       ------------       ------------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 1998 and 1997,
                      and the Period from August 24, 1981
                     (Date of Inception) to January 31, 1998

                                   (Unaudited)


                                                                                      Six Months Ended             August 24, 1981
                                                                                         January 31,             (Date of Inception)
                                                                                                                         to
                                                                                   1998               1997         January 31, 1998
                                                                               ------------       -----------    -------------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                          $       --         $      --          $    849,500
  Payment of short-term borrowings                                                     --                --              (623,500)
  Increase in loans payable - related party, net                                       --                --             2,628,868
  Proceeds from bank debt and other long-term debt, net of
    deferred debt costs                                                                --               4,200           2,410,883
  Reduction of bank debt and long-term debt                                      (1,377,152)          (50,274)         (2,905,289)
  Proceeds from common stock to be issued                                           479,969              --               479,969
  Proceeds from issuance of common stock, net                                          --                --            22,605,919
  Proceeds from exercise of stock options and warrants, net                            --           2,620,025           5,449,588
  Proceeds from issuance of convertible debentures                                     --                --               347,000
                                                                               ------------       -----------        ------------
      Net cash provided (used) by financing activities                             (897,183)        2,573,951          31,242,938
                                                                               ------------       -----------        ------------
      Net increase (decrease) in cash                                            (3,619,903)          415,244           3,922,386
Cash and cash equivalents at beginning of period                                  7,542,289         8,131,442                --
                                                                               ------------       -----------        ------------
Cash and cash equivalents at end of period                                     $  3,922,386       $ 8,546,686        $  3,922,386
                                                                               ============       ===========        ============

Supplemental disclosure of cash flow information -
   interest paid                                                               $     20,876       $    74,790        $  1,645,449
                                                                               ============       ===========        ============
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                                     $       --         $      --          $  2,725,000
                                                                               ============       ===========        ============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                        $       --         $      --          $  2,945,000
                                                                               ============       ===========        ============
   Conversion of short-term borrowings to common stock                         $       --         $      --          $    226,000
                                                                               ============       ===========        ============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                          $       --         $      --          $  3,194,969
                                                                               ============       ===========        ============
   Repurchase of stock options from related party                              $       --         $      --          $   (198,417)
                                                                               ============       ===========        ============
   Conversion of accrued interest to stock options                             $       --         $      --          $    142,441
                                                                               ============       ===========        ============
   Conversion of accounts payable to common stock                              $       --         $      --          $     77,265
                                                                               ============       ===========        ============
   Conversion of notes payable, bank and accrued interest to
      long-term debt                                                           $       --         $      --          $  1,699,072
                                                                               ============       ===========        ============
   Conversion of loans and interest payable, related party
      and accrued payroll and expenses, related parties to
      long-term accrued payroll and other, related party                       $       --         $      --          $  1,863,514
                                                                               ============       ===========        ============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                               $       --         $      --          $    127,000
                                                                               ============       ===========        ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1998 and the results of operations for the six month periods ended January 31, 1998 and 1997 and the period from August 24, 1981 (date of inception) to January 31, 1998. The results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

2.   EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective for financial statements for periods ending after December 31, 1997, and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 4,358,208 at January 31, 1998 and 5,745,476 at January 31, 1997. The Company restated all prior period amounts to reflect these calculations.

3.   CAPITAL STOCK

     The Company issued 833 three-year stock options as payment for services rendered in August 1997. The options vested thirty days from the issuance date and have an exercise price of $4.47 per share. The total general and administrative expense recorded for these options was $1,700, based upon the fair value of such options on the date of issuance.

     In September 1997, the Company issued 15,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. An equal portion of these options vest monthly and a total general and administrative expense of $30,000 is being amortized over a one-year period which commenced September 1997. The Company also issued 5,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. Of these options, 833 vest monthly for

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)

3.   CAPITAL STOCK (continued)

five months commencing September 30, 1997 and 835 vest on the last day of the sixth month. Total general and administrative expense of $9,700 is being amortized over a six-month period which commenced September 1997. As of January 31, 1998, the Company recorded general and administrative expense of $20,100, based upon the fair value of the 20,000 stock options on the date of the issuance, amortized on a straight-line basis over the vesting periods of the grants.

     In October 1997, the Company issued 12,000 five-year stock options with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vest monthly and a total research and development expense of $27,500 is being amortized over a one-year period which commenced in October 1997. As of January 31, 1998, the Company recorded research and development expense of $11,200, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he is serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of
Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of January 31, 1998, the Company recorded general and administrative expense of $30,000, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

     On December 9, 1997, the stockholders authorized the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 from 25,000,000 shares to 40,000,000 shares.

     On December 9, 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan"). The total number of shares of common stock authorized for issuance upon exercise of options granted under the 1997 Plan is 2,000,000. Options are granted at fair market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)

3.   CAPITAL STOCK (continued)

     On January 23, 1998 the Securities and Exchange Commission declared effective a registration statement for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through June 1996 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions.

     Subsequent to January 31, 1998, the Company completed a private placement primarily to institutional investors which resulted in the issuance of 1,168,575 units (the "Units") at a unit price of $4.00. Each Unit consisted of two (2) shares of the Company's common stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of common stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,300,000, net of the placement agent's commission and expenses of $365,000, including $480,000 in proceeds received during the three-month period ended January 31, 1998. The placement agent also received warrants to purchase an additional 116,858 similar Units at an exercise price of $4.40 per unit as part of its compensation. As a condition of the private placement, the Company agreed to file a registration statement covering the shares underlying the Units at no cost to the stockholders other than such stockholders' selling commissions and expenses of counsel, if any, no later than March 31, 1998. As noted above, the Company received $480,000 related to this financing as of January 31, 1998 which is recorded as common stock to be issued.

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

Results of Operations

Three and six month periods ended January 31, 1998 and 1997

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the six months ended January 31, 1998 and 1997. Investment income for the six months ended January 31, 1998 was $144,000 compared to $229,000 for the same period last year, a decrease of $85,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended January 31, 1998 was $1,411,000 compared to $843,000 for the same period last year, an increase of $568,000 or 67%. This increase was primarily due to a 122% increase in costs related to the purchase of raw materials and the manufacture of clinical supplies of ONCONASE, a 59% increase in costs associated with increased patient enrollment in on-going clinical trials, including the two Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma, and a 243% increase in expenses in preparation of a New Drug Application ("NDA") for ONCONASE.

     Research and development expense for the six months ended January 31, 1998 was $2,607,000 compared to $1,694,000 for the same period last year, an increase of $913,000 or 54%. This increase was primarily due to a 123% increase in costs related to increased patient enrollment in on-going clinical trials, including the two Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma, a 32% increase in costs related to the purchase of raw materials and the manufacture of clinical supplies of ONCONASE and a 225% increase in expenses in preparation of an NDA for ONCONASE.

     General and Administrative. General and administrative expense for the three months ended January 31, 1998 was $389,000 compared to $289,000 for the same period last year, an increase of $100,000 or 35%. This increase was primarily due to an $80,000 increase in legal costs primarily related to SEC matters and an $18,000 increase in insurance expenses.

     General and administrative expense for the six months ended January 31, 1998 was $716,000 compared to $554,000 for the same period last year, an increase of $162,000 or 29%. This increase was primarily due to a $106,000 increase in legal costs primarily related to SEC matters and a $41,000 increase in insurance expenses.

     Interest. Interest expense for the three months ended January 31, 1998 was $500 compared to $31,200 for the same period last year, a decrease of $30,700 or 98%. Interest expense for the six months ended January 31, 1998 was $20,900 compared to $63,000 for the same period last year, a decrease of $42,100 or 67%. This decrease was primarily due to the payment of the entire principal amount of the Company's $1.4 million term loan on October 3, 1997.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended January 31, 1998 was $1,741,000 as compared to $1,046,000 for the same period last year, an increase of $695,000 or 66%. The net loss for the six months ended January 31, 1998 was $3,200,000 as compared to $2,082,000 for the same period last year, an increase of $1,118,000 or 54%. The cumulative loss from the date of inception, August 24, 1981 to January 31, 1998, amounted to $48,610,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 1998, the Company had a net decrease in cash and cash equivalents of $3,620,000, which resulted primarily from net cash used in operating activities of $2,651,000, payment of bank debt and reduction of long-term debt of $1,377,000 and purchase of property and equipment of $72,000, offset by proceeds from common stock to be issued of $480,000.

     The Company's accounts payable balance at January 31, 1998 was $934,000 compared to $378,000 on July 31, 1997. The increase is primarily due to higher levels of raw material purchases, increased legal costs, higher costs associated with increased patient enrollment in on-going clinical trials and increased regulatory and manufacturing costs in preparation of an NDA for ONCONASE.

     The Company's term loan with its bank, matured on August 31, 1997. On October 3, 1997, the Company paid the entire loan balance, including accrued interest, in the amount of $1,376,646 out of its cash resources. This is the primary reason for a significant decrease in current liabilities as of January 31, 1998 compared to July 31, 1997.

     On February 20, 1998 the Company completed a private placement primarily to institutional investors which resulted in the issuance of 1,168,575 units at a unit price of $4.00. Each Unit consisted of two (2) shares of the Company's Common Stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,300,000, net of the placement agent's commission and expenses of approximately $365,000, including $480,000 in proceeds received during the three-month period ended January 31, 1998. The placement agent also received warrants to purchase an additional 116,858 similar Units at an exercise price of $4.40 per unit as part of its compensation.

     The Company's continued operations will depend on its ability to raise additional funds through several potential sources such as equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. The Company expects that its cash needs in the future will increase due to the on-going clinical trials. The Company believes that its cash and cash equivalents as of January 31, 1998, after taking into account the approximately $4,300,000 in net proceeds received from the private placement completed in February 1998, will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1999. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock upon the exercise of stock options and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on December 9, 1997.

     (b) The directors  elected at the annual meeting were Kuslima Shogen,  Gail
E. Fraser, Stanislaw M. Mikulski, Stephen K. Carter, Donald R. Conklin and Martin F. Stadler.

     (c) The matters voted upon at the annual meeting and the results of the voting are set forth below. Except with respect to the matter described in paragraph (ii) below, broker non-votes were not applicable. All of such matters were approved by the stockholders.

          (i) The stockholders voted 10,330,827 shares in favor and withheld 169,550 shares with respect to the election of Kuslima Shogen as a director; 10,354,327 shares in favor and withheld 146,050 shares with respect to the election of Gail E. Fraser, as a director; 10,358,427 shares in favor and withheld 141,950 shares with respect to the election of Stanislaw M. Mikulski as a director; 10,360,427 shares in favor and withheld 139,950 shares with respect to the election of Stephen K. Carter as a director; 10,363,527 shares in favor and withheld 136,850 shares with respect to the election of Donald R. Conklin as a director; and 10,360,387 shares in favor and withheld 139,990 shares with respect to the election of Martin F. Stadler as a director;

          (ii) The stockholders voted 4,885,824 shares in favor and 1,194,840 shares against a proposal to ratify the Company's 1997 Stock Option Plan.
     95,785 shares abstained from voting and there were 4,323,928 broker non-votes with respect to this proposal;

          (iii) The stockholders voted 9,240,487 shares in favor and 1,166,740 shares against a proposal to amend the Company's certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 25,000,000 to 40,000,000. 93,150 shares abstained from voting on this proposal;

          (iv) The stockholders voted 10,381,769 shares in favor and 47,558 shares against a proposal to select KPMG Peat Marwick LLP to audit the Company's financial statements for the fiscal year ending July 31, 1998. 71,050 shares abstained from voting on this proposal.

Item 5.   Other Information

     On February 20, 1998 the Company completed a private placement primarily to institutional investors which resulted in the issuance of 1,168,575 units at a unit price of $4.00. Each Unit consisted of two (2) shares of the Company's Common Stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,300,000, net of the placement agent's commission and expenses of approximately $365,000, including $480,000 in proceeds received during the three-month period ended January 31, 1998. The placement agent also received warrants to purchase an additional 116,858 similar Units at an exercise price of $4.40 per unit as part of its compensation. The securities offered and sold were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).


                                                                          Exhibit No. or
Exhibit                                                                   Incorporation
  No.            Item Title                                                by Reference
-------          ----------                                               --------------
  3.1   Certificate of Incorporation                                            *
  3.2   By-Laws                                                                 *
  3.3   Amendment to Certificate of Incorporation                               #
  3.4   Amendment to Certificate of Incorporation                             #####
  4.1   Form of Convertible Debenture                                           **
 10.1   Form of Stock and Warrant Purchase Agreements used in private
        placements completed April 1996 and June 1996                           ##
 10.2   Lease Agreement - 225 Belleville Avenue, Bloomfield, New Jersey        ###
 10.3   Form of Stock Purchase Agreement and Certificate used in
        connection with various private placements                             ***
 10.4   Form of Stock and Warrant Purchase Agreement and Warrant
        Agreement used in Private Placement completed on March 21, 1994        ***

                                                                          Exhibit No. or
Exhibit                                                                   Incorporation
  No.            Item Title                                                by Reference
-------          ----------                                               --------------
10.5    The Company's 1993 Stock Option Plan and Form of Option
        Agreement                                                             *****
10.6    Debt Conversion Agreement dated March 30, 1994 with Kuslima
        Shogen                                                                 ****
10.7    Accrued Salary Conversion Agreement dated March 30, 1994 with
        Kuslima Shogen                                                         ****
10.8    Accrued Salary Conversion Agreement dated March 30, 1994 with
        Stanislaw Mikulski                                                     ****
10.9    Debt Conversion Agreement dated March 30, 1994 with John
        Schierloh                                                              ****
10.10   Option Agreement dated March 30, 1994 with Kuslima Shogen              ****
10.11   Option Agreement dated March 30, 1994 with Kuslima Shogen              ****
10.12   Amendment No. 1 dated June 20, 1994 to Option Agreement dated
        March 30, 1994 with Kuslima Shogen                                     ****
10.13   Form of Amendment No. 1 dated June 20, 1994 to Option
        Agreement dated March 30, 1994 with Kuslima Shogen                    *****
10.14   Form of Amendment No. 1 dated June 20, 1994 to Option
        Agreement dated March 30, 1994 with Stanislaw  Mikulski               *****
10.15   Form of Stock and Warrant Purchase Agreement and Warrant
        Agreement used in Private Placement completed on September 13,
        1994                                                                    +
10.16   Form of Subscription Agreements and Warrant Agreement used in
        Private Placements closed in October 1994 and September 1995            #
10.17   1997 Stock Option Plan.                                                ###
10.18   Separation Agreement with Michael C. Lowe dated as of  October 9,
        1997                                                                    ++
10.19   Form of Subscription Agreement and Warrant Agreement used in
        Private Placement completed on February 20, 1998.                     #####
10.20   Form of Warrant Agreement issued to the Placement Agent in connection with the Private Placement completed on February 20,
        1998.                                                                 #####
10.21   Placement Agent Agreement dated December 15, 1997.                    #####
27.1    Financial Data Schedule                                               #####
99.1    Factors to Consider in Connection with Forward-Looking Statements     #####

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

++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated herein by reference thereto.

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



                                                   ALFACELL CORPORATION
                                              ----------------------------------
                                                       (Registrant)


March 16, 1998                                /s/ GAIL E. FRASER
                                              ----------------------------------
                                              Gail E. Fraser
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Accounting Officer and Principal
                                              Financial Officer)