Form 10-Q
period 1998-04-30
ALFACELL CORP
filed 1998-06-15
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        April 30, 1998                                           0-11088
For the quarterly period ended                           Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                              22-2369085
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082


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

Shares  of  Common  Stock,  $.001 par  value  outstanding  as of June 11,  1998:
17,239,893

                              ALFACELL CORPORATION
                          (A Development Stage Company)




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                        April 30, 1998 and July 31, 1997

                                                                             April 30,
                                                                               1998           July 31,
                             ASSETS                                         (Unaudited)        1997
                                                                           ------------    ------------
Current assets:
      Cash and cash equivalents                                            $  6,120,425    $  7,542,289
      Prepaid expenses                                                          183,730         165,106
                                                                           ------------    ------------
            Total current assets                                              6,304,155       7,707,395
                                                                           ------------    ------------

Property and equipment, net of accumulated depreciation and amortization
   of $816,254 at April 30, 1998 and $742,319 at July 31, 1997                  327,382         326,003
                                                                           ------------    ------------

Other assets:
      Deferred debt costs, net                                                       --           1,556
                                                                           ------------    ------------

            Total assets                                                   $  6,631,537    $  8,034,954
                                                                           ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                    $      8,955    $  1,381,416
      Accounts payable                                                          701,512         377,704
      Accrued expenses                                                          706,516         693,841
                                                                           ------------    ------------
            Total current liabilities                                         1,416,983       2,452,961
                                                                           ------------    ------------

Long-term debt, less current portion                                              9,105          15,902
                                                                           ------------    ------------
            Total liabilities                                                 1,426,088       2,468,863
                                                                           ------------    ------------


Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.001 par value
            Authorized and unissued, 1,000,000 shares at April 30, 1998
               and July 31, 1997                                                     --              --
      Common stock $.001 par value
            Authorized 40,000,000 shares at April 30, 1998 and
               25,000,000 shares at July 31, 1997;
            Issued and outstanding 17,234,943 shares at April 30, 1998
               and 14,847,793 shares at July 31, 1997                            17,235          14,848
      Capital in excess of par value                                         55,430,487      50,961,382
      Deficit accumulated during development stage                          (50,242,273)    (45,410,139)
                                                                           ------------    ------------
            Total stockholders' equity                                        5,205,449       5,566,091
                                                                           ------------    ------------

            Total liabilities and stockholders' equity                     $  6,631,537    $  8,034,954
                                                                           ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

           Three months and nine months ended April 30, 1998 and 1997, and the Period from August 24, 1981
                      (Date of Inception) to April 30, 1998

                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended        August 24, 1981
                                                     April 30,                      April 30,          (Date of Inception)
                                          ----------------------------    ----------------------------          to
                                              1998            1997            1998            1997       April 30, 1998
                                          ------------    ------------    ------------    ------------   --------------
REVENUE:
      Sales                               $       --      $       --      $       --      $       --      $    553,489

      Investment income                         81,806         109,232         226,332         338,280       1,054,158
      Other income                                --              --              --              --            60,103
                                          ------------    ------------    ------------    ------------    ------------
      TOTAL REVENUE                             81,806         109,232         226,332         338,280       1,667,750
                                          ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
      Cost of sales                               --              --              --              --           336,495
      Research and development               1,300,507         677,007       3,907,807       2,370,768      30,329,913
      General and administrative               413,146         285,863       1,129,304         840,290      18,310,710
      Interest:
            Related parties                       --              --              --              --         1,033,960
            Others                                 479          29,757          21,355          92,800       1,898,945
                                          ------------    ------------    ------------    ------------    ------------
       TOTAL COSTS AND EXPENSES              1,714,132         992,627       5,058,466       3,303,858      51,910,023
                                          ------------    ------------    ------------    ------------    ------------

       NET LOSS                           $ (1,632,326)   $   (883,395)   $ (4,832,134)   $ (2,965,578)   $(50,242,273)
                                          ============    ============    ============    ============    ============


      Loss per basic and diluted common
           share                          $       (.10)   $       (.06)   $       (.31)   $       (.20)   $      (7.65)
                                          ============    ============    ============    ============    ============

Weighted average number of shares
      outstanding                           16,727,344      14,668,354      15,484,248      14,517,375       6,566,770
                                          ============    ============    ============    ============    ============



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                   Nine months ended April 30, 1998 and 1997,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 1998

                                   (Unaudited)

                                                                     Nine Months Ended         August 24, 1981
                                                                          April 30,          (Date of Inception)
                                                                ----------------------------         to
                                                                    1998            1997       April 30, 1998
                                                                ------------    ------------   --------------
Cash flows from operating activities:
  Net Loss                                                      $ (4,832,134)   $ (2,965,578)   $(50,242,273)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                               --              --           (25,963)
    Depreciation and amortization                                     75,491          50,130       1,195,519
    Loss on disposal of property and equipment                          --              --            18,926
    Noncash operating expenses                                       159,914          27,900       5,124,379
    Amortization of deferred compensation                               --              --        11,442,000
    Amortization of organization costs                                  --              --             4,590
Changes in assets and liabilities:
    Decrease in loan receivable, related party                          --           112,250            --
    Increase in prepaid expenses                                     (18,624)       (137,693)       (183,730)
    Decrease in other assets                                            --             7,196          36,184
    Increase in interest payable, related party                         --              --           744,539
    Increase (decrease) in accounts payable                          323,808         (54,177)        778,777
    Increase in accrued payroll and expenses, related parties           --              --         2,348,145
    Increase (decrease) in accrued expenses                           12,675        (118,137)      1,248,029
                                                                ------------    ------------    ------------
  Net cash used in operating activities                           (4,278,870)     (3,078,109)    (27,510,878)
                                                                ------------    ------------    ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                            --              --          (290,420)
    Proceeds from sale of marketable equity securities                  --              --           316,383
    Purchase of property and equipment                               (75,314)       (170,197)     (1,369,260)
    Patent costs                                                        --              --           (97,841)
                                                                ------------    ------------    ------------

      Net cash used in investing activities                          (75,314)       (170,197)     (1,441,138)
                                                                ------------    ------------    ------------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       STATEMENTS OF CASH FLOWS, Continued

                   Nine months ended April 30, 1998 and 1997,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 1998

                                   (Unaudited)

                                                                     Nine Months Ended      August 24, 1981
                                                                          April 30,       (Date of Inception)
                                                               --------------------------         to
                                                                   1998          1997       April 30, 1998
                                                               ------------  ------------   --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                          $      --     $       --     $    849,500
  Payment of short-term borrowings                                    --             --         (623,500)
  Increase in loans payable - related party, net                      --             --        2,628,868
  Proceeds from bank debt and other long-term debt, net of
    deferred debt costs                                               --            4,200      2,410,883
  Reduction of bank debt and long-term debt                     (1,379,258)       (71,638)    (2,907,395)
  Proceeds from issuance of common stock, net                    4,311,578        504,000     26,917,497
  Proceeds from exercise of stock options and warrants, net           --        3,002,874      5,449,588
  Proceeds from issuance of convertible debentures                    --             --          347,000
                                                               -----------   ------------   ------------
      Net cash provided by financing activities                  2,932,320      3,439,436     35,072,441
                                                               -----------   ------------   ------------
      Net increase (decrease) in cash                           (1,421,864)       191,130      6,120,425
Cash and cash equivalents at beginning of period                 7,542,289      8,131,442           --
                                                               -----------   ------------   ------------
Cash and cash equivalents at end of period                     $ 6,120,425   $  8,322,572   $  6,120,425
                                                               ===========   ============   ============

Supplemental disclosure of cash flow information -
   interest paid                                               $    21,355   $    104,546   $  1,645,928
                                                               ===========   ============   ============
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                     $      --     $       --     $  2,725,000
                                                               ===========   ============   ============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party        $      --     $       --     $  2,945,000
                                                               ===========   ============   ============
   Conversion of short-term borrowings to common stock         $      --     $       --     $    226,000
                                                               ===========   ============   ============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                          $      --     $       --     $  3,194,969
                                                               ===========   ============   ============
   Repurchase of stock options from related party              $      --     $       --     $   (198,417)
                                                               ===========   ============   ============
   Conversion of accrued interest to stock options             $      --     $       --     $    142,441
                                                               ===========   ============   ============
   Conversion of accounts payable to common stock              $   100,000   $       --     $    177,265
                                                               ===========   ============   ============
   Conversion of notes payable, bank and accrued interest to
      long-term debt                                           $      --     $       --     $  1,699,072
                                                               ===========   ============   ============
   Conversion of loans and interest payable, related party
      and accrued payroll and expenses, related parties to
      long-term accrued payroll and other, related party       $      --     $       --     $  1,863,514
                                                               ===========   ============   ============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other               $      --     $       --     $    127,000
                                                               ===========   ============   ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1998 and the results of operations for the nine month periods ended April 30, 1998 and 1997 and the period from August 24, 1981 (date of inception) to April 30, 1998. The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

2.   EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective for financial statements for periods ending after December 31, 1997, and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,921,357 at April 30, 1998 and 5,532,976 at April 30, 1997. The Company restated all prior period amounts to reflect these calculations.

3.   CAPITAL STOCK

     The Company issued 833 three-year stock options as payment for services rendered in August 1997. The options vested thirty days from the issuance date and have an exercise price of $4.47 per share. The total general and administrative expense recorded for these options was $1,700, based upon the fair value of such options on the date of issuance.

     In September 1997, the Company issued 15,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. An equal portion of these options vest monthly and a total general and administrative expense of $30,000 is being amortized over a one-year period which commenced September 1997. The Company also issued 5,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. Of these options, 833 vest monthly for

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


3.   CAPITAL STOCK (continued)

five months commencing September 30, 1997 and 835 vest on the last day of the sixth month. Total general and administrative expense of $9,700 is being amortized over a six-month period which commenced September 1997. As of April 30, 1998, the Company recorded general and administrative expense of $29,300, based upon the fair value of the 20,000 stock options on the date of the issuance, amortized on a straight-line basis over the vesting periods of the grants.

     In October 1997, the Company issued 12,000 five-year stock options (the "Options") with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vest monthly and a total research and development expense of $27,500 is being amortized over a one-year period which commenced in October 1997. As of April 30, 1998, the Company recorded research and development expense of $18,100, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of
Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of April 30, 1998, the Company recorded general and administrative expense of $39,500, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


3.   CAPITAL STOCK (continued)

     On January 23, 1998 the Securities and Exchange Commission (the "SEC") declared effective a registration statement for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through June 1996 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions.

     On February 20, 1998, the Company completed a private placement (the "February 1998 Private Placement") primarily to institutional investors which resulted in the issuance of 1,168,575 units (the "Units") at a unit price of $4.00. Each Unit consisted of two (2) shares of the Company's common stock, par value $.001 per share (the "Common Stock") and one (1) three-year warrant to purchase one (1) share of common stock (the "Warrants") at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,300,000, net of the placement agent's commission and expenses of $365,000. The placement agent also received warrants (the "Placement Agent Warrant") to purchase an additional 116,858 units comprised of the same securities sold to investors at an exercise price of $4.40 per unit as part of its compensation.

     In March 1998, the Company entered into a conversion agreement with one of its raw material suppliers (the "Supplier") for the conversion of an outstanding payable (the "Conversion Agreement") into 50,000 shares of the Company's Common Stock. Pursuant to the Conversion Agreement, the Company issued 50,000 shares of Common Stock to the Supplier. The fair value of the Common Stock approximated the outstanding payable amount of $100,000.

     In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $139,900 is being amortized over a five-year period which commenced in March 1998. As of April 30, 1998, the Company recorded general and administrative expense of $17,600, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


3.   CAPITAL STOCK (continued)

     On April 20, 1998 the SEC declared effective a registration statement for the offer and sale by certain stockholders of up to 3,918,299 shares of common stock. Of these shares (i) an aggregate of 2,337,150 shares of Common Stock are currently outstanding and were issued to the private placement investors in the February 1998 Private Placement, (ii) an aggregate of 1,168,575 shares may be issued upon exercise of the Warrants which were issued to the private placement investors in the February 1998 Private Placement, (iii) 350,574 shares may be issued upon the exercise of the Placement Agent Warrant which was issued to the placement agent in the February 1998 Private Placement and the Warrants issuable upon exercise of the Placement Agent Warrant, (iv) 50,000 shares of Common Stock are currently outstanding and were issued to the Supplier in connection with the Conversion Agreement, and (v) 12,000 shares may be issued upon the exercise of Options which were issued as payment for services to be rendered.

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

Results of Operations

Three and nine month periods ended April 30, 1998 and 1997

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the nine months ended April 30, 1998 and 1997. Investment income for the nine months ended April 30, 1998 was $226,000 compared to $338,000 for the same period last year, a decrease of $112,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended April 30, 1998 was $1,301,000 compared to $677,000 for the same period last year, an increase of $624,000 or 92%. This increase was primarily due to a 243% increase in costs associated with increased patient enrollment in on-going clinical trials, including the two Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma, a 274% increase in costs related to the manufacture of clinical supplies of ONCONASE, and a 96% increase in expenses in preparation of a New Drug Application ("NDA") for ONCONASE.

     Research and development expense for the nine months ended April 30, 1998 was $3,908,000 compared to $2,371,000 for the same period last year, an increase of $1,537,000 or 65%. This increase was primarily due to a 159% increase in costs associated with increased patient enrollment in on-going clinical trials, including the two Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for malignant mesothelioma, a 55% increase in costs related to the manufacture of clinical supplies of ONCONASE and a 161% increase in expenses in preparation of an NDA for ONCONASE.

     General and Administrative. General and administrative expense for the three months ended April 30, 1998 was $413,000 compared to $286,000 for the same period last year, an increase of $127,000 or 44%. This increase was primarily due to a $139,000 increase in legal costs primarily for SEC and related matters, offset by an $18,000 decrease in costs related to administrative personnel.

     General and administrative expense for the nine months ended April 30, 1998 was $1,129,000 compared to $840,000 for the same period last year, an increase of $289,000 or 34%. This increase was primarily due to a $245,000 increase in legal costs primarily for SEC and related matters and a $42,000 increase in insurance expenses, offset by a $38,000 decrease in costs related to administrative personnel.

     Interest. Interest expense for the three months ended April 30, 1998 was $500 compared to $30,000 for the same period last year, a decrease of $29,500 or 98%. Interest expense for the nine months ended April 30, 1998 was $21,000 compared to $93,000 for the same period last year, a decrease of $72,000 or 77%. This decrease was primarily due to the payment of the entire principal amount of the Company's $1.4 million term loan on October 3, 1997.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended April 30, 1998 was $1,632,000 as compared to $883,000 for the same period last year, an increase of $749,000 or 85%. The net loss for the nine months ended April 30, 1998 was $4,832,000 as compared to $2,966,000 for the same period last year, an increase of $1,866,000 or 63%. The cumulative loss from the date of inception, August 24, 1981 to April 30, 1998, amounted to $50,242,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.


Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 1998, the Company had a net decrease in cash and cash equivalents of $1,422,000, which resulted primarily from net cash used in operating activities of $4,279,000 and purchase of property and equipment of $75,000, offset by net cash provided by financing activities of $2,932,000, primarily from a private placement of common stock and warrants completed in February 1998 which resulted in net proceeds received of $4,311,000, less payment of bank debt in October 1997 and reduction of long-term debt of $1,379,000.

     The Company's accounts payable balance at April 30, 1998 was $701,000 compared to $378,000 on July 31, 1997. The increase is primarily due to increased legal costs, increased regulatory and manufacturing costs in preparation of an NDA for ONCONASE and higher costs associated with increased patient enrollment in on-going clinical trials.

     The Company's accrued expenses at April 30, 1998 were $706,000 compared to $694,000 on July 31, 1997. The increase was primarily due to increased patient enrollment in on-going clinical trials.

     The Company's term loan with its bank, matured on August 31, 1997. On October 3, 1997, the Company paid the entire loan balance, including accrued interest, in the amount of $1,376,646 out of its cash resources. This is the primary reason for a significant decrease in current liabilities as of April 30, 1998 compared to July 31, 1997.

     On February 20, 1998 the Company completed a private placement primarily to institutional investors which resulted in the issuance of 1,168,575 Units at a unit price of $4.00. Each Unit consisted of two (2) shares of the Company's Common Stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,300,000, net of the placement agent's commission and expenses of approximately $365,000. The placement agent also received warrants to purchase an additional 116,858 units comprised of the same securities sold to investors at an exercise price of $4.40 per unit as part of its compensation.

     The Company's continued operations will depend on its ability to raise additional funds through several potential sources such as equity or debt financing, collaborative agreements, strategic alliances and revenues from the commercial sale of ONCONASE. Alfacell continues to incur costs in conjunction with the preparation of an anticipated NDA for ONCONASE. The Company is in the process of collecting and analyzing the data from its Phase III pancreatic cancer clinical trials to determine the appropriateness of filing such NDA. The Company expects that its cash needs in the future may increase due to costs associated with on-going clinical trials and preparation of an NDA for ONCONASE. The Company believes that its cash and cash equivalents as of April 30, 1998, will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1999. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock upon the exercise of stock options and warrants and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company's long-term liquidity will depend on its ability to raise substantial additional funds. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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

PART II. OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

     On February 20, 1998, the Company sold in a private placement primarily to institutional investors an aggregate of 1,168,575 units at a price of $4.00 per unit. Each unit consisted of two (2) shares of Common Stock and one (1) three-year warrant to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. Aggregate gross proceeds from the offering were approximately $4,674,000 and the aggregate commissions payable to the placement agent were approximately $327,000. The placement agent also received warrants to purchase 116,858 units comprised of the same securities as the units sold to the investors at an exercise price of $4.40 per unit. This private placement was effected in accordance with the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") contained in
Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

     In March 1998, the Company converted a $100,000 account payable owed to one of its suppliers into 50,000 shares of Common Stock in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act.

Item 5. Other Information

     In March 1998 the SEC approved the settlement previously disclosed in the Company's November 1997 Proxy Statement of allegations by the SEC of violations of Sections 13 and 16 of the Securities Exchange Act of 1934 (the "Exchange
Act") by Kuslima Shogen, Chairman and Chief Executive Officer, Stanislaw Mikulski, Executive Vice President and director and Allen Siegel, former director. Ms. Shogen and Doctors Mikulski and Siegel agreed to the entry of a cease and desist order and the payment of monetary penalties totaling $40,000 (payable by the Company under its indemnity agreements with these individuals) without admitting or denying any of the SEC's allegations concerning certain allegedly late filings required to be made by them pursuant to Sections 13 and 16 of the Exchange Act with respect to changes in beneficial ownership of the Company's securities. With the exception of one late filing by Ms. Shogen in 1996, each of the allegedly unreported transactions occurred during the years 1983 to 1994. The alleged reporting violations relate solely to the filings of required forms. There was no allegation by the SEC of any fraudulent or willful misconduct. No action was brought against the Company. Since mid- 1994, when the Company and its officers and directors, with the assistance of its securities counsel, fully implemented a comprehensive Section 16(a) compliance program, all changes of beneficial ownership which have occurred for these individuals have been reported under Section 16(a) on a timely basis, except for one Form 4 reporting changes in beneficial ownership occurring in 1996 which Ms. Shogen filed one month late, as disclosed in the Company's November 1997 Proxy Statement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).


                                                                  Exhibit No. or
Exhibit                                                            Incorporation
  No.                              Item Title                      by Reference
 -----                             ----------                      ------------
 3.1   Certificate of Incorporation                                          *
 3.2   By-Laws                                                               *
 3.3   Amendment to Certificate of Incorporation                             #
 3.4   Amendment to Certificate of Incorporation                            +++
 4.1   Form of Convertible Debenture                                        **
10.1   Form of Stock and Warrant Purchase Agreements used in private
       placements completed April 1996 and June 1996                         ##
10.2   Lease Agreement - 225 Belleville Avenue,  Bloomfield, New Jersey     ###
10.3   Form of Stock Purchase Agreement and Certificate used in
       connection with various private placements                           ***
10.4   Form of Stock and Warrant Purchase Agreement and Warrant
       Agreement used in Private Placement completed on March 21, 1994      ***
10.5   The Company's 1993 Stock Option Plan and Form of
       Option Agreement                                                    *****
10.6   Debt Conversion Agreement dated March 30, 1994 with Kuslima
       Shogen                                                              ****
10.7   Accrued Salary Conversion Agreement dated March 30, 1994 with
       Kuslima Shogen                                                      ****

                                                                  Exhibit No. or
Exhibit                                                            Incorporation
  No.                              Item Title                      by Reference
 -----                             ----------                      ------------
 10.8  Accrued Salary Conversion Agreement dated
       March 30, 1994 with Stanislaw Mikulski                              ****
 10.9  Debt Conversion Agreement dated March 30, 1994 with John
       Schierloh                                                           ****
10.10  Option Agreement dated March 30, 1994 with Kuslima Shogen           ****
10.11  Option Agreement dated March 30, 1994 with Kuslima Shogen           ****
10.12  Amendment No. 1 dated June 20, 1994 to Option Agreement dated
       March 30, 1994 with Kuslima Shogen                                  ****
10.13  Form of Amendment No. 1 dated June 20, 1994 to Option
       Agreement dated March 30, 1994 with Kuslima Shogen                  *****
10.14  Form of Amendment No. 1 dated June 20, 1994 to Option
       Agreement  dated  March 30, 1994 with  Stanislaw  Mikulski          *****
10.15  Form of Stock and Warrant Purchase Agreement and Warrant
       Agreement used in Private Placement completed on September 13,
       1994                                                                  +
10.16  Form of Subscription Agreements and Warrant Agreement used in
       Private Placements closed in October 1994 and September 1995          #
10.17  1997 Stock Option Plan.                                              ###
10.18  Separation Agreement with Michael C. Lowe dated as of October 9,
       1997                                                                 ++
10.19  Form of Subscription Agreement and Warrant Agreement used in
       Private Placement completed on February 20, 1998.                    +++
10.20  Form of Warrant Agreement issued to the Placement Agent in connection with the Private Placement completed on
       February 20, 1998.                                                   +++
10.21  Placement Agent Agreement dated December 15, 1997.                   +++
 27.1  Financial Data Schedule                                             #####
 99.1  Factors to Consider in Connection with Forward-Looking Statements   #####


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

+++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 and incorporated herein by reference thereto.

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

#####   Filed herewith.

(b)  Reports on Form 8-K.

     On February 24, 1998 the Company filed a report on Form 8-K which reported under Item 5 thereof that on February 20, 1998 the Company completed a private placement primarily to institutional investors which resulted in the issuance of 1,168,575 units at a unit price of $4.00. Each Unit consisted of two (2) shares of the Company's Common Stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of Common Stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,300,000, net of the placement agent's commission and expenses of approximately $365,000. The placement agent also received warrants to purchase an additional 116,858 similar Units at an exercise price of $4.40 per unit as part of its compensation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ALFACELL CORPORATION
                                        (Registrant)


June 12, 1998                           /s/ GAIL E. FRASER
                                        ------------------
                                        Gail E. Fraser
                                        Vice President, Finance and Chief
                                        Financial Officer (Duly Authorized
                                        Officer, Principal Accounting Officer
                                        and Principal Financial Officer)