Form 10-K
period 1998-07-31
ALFACELL CORP
filed 1998-10-29
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        July 31, 1998                                            0-11088
For the fiscal year ended                                 Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                             22-2369085
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     225 Belleville Avenue, Bloomfield, New Jersey                07003
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:           (973) 748-8082

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the Nasdaq SmallCap Market on October 21, 1998 was $8,725,354. As of October 21, 1998 there were 17,253,610 shares of Common Stock, par value $.001 per share, outstanding.

     The Index to Exhibits appears on page 15.

                       Documents Incorporated by Reference

     The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 21, 1999 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year ended July 31, 1998, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                Table of Contents

PART I                                                                      Page
                                                                            ----
     Item  1.   Business                                                       1

     Item  2.   Properties                                                     8

     Item  3.   Legal Proceedings                                              9

     Item  4.   Submission of Matters to a Vote of Security Holders            9

PART II

     Item  5.   Market for Common Equity and Related Stockholder Matters       9

     Item  6.   Selected Financial Data                                       10

     Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11

     Item  7A.  Quantitative and Qualitative Disclosure About Market Risk     14

     Item  8.   Financial Statements and Supplementary Data                   14

     Item  9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                        14

PART III

     Item 10.   Directors and Executive Officers of the Registrant            15

     Item 11.   Executive Compensation                                        15

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                                15

     Item 13.   Certain Relationships and Related Transactions                15

PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                           15


The  following  trademarks  appear  in  this  Annual  Report:   ONCONASE(R)  and
VIRONASE(R) are registered trademarks of Alfacell Corporation

                                       (i)

                                     Part I

Item 1.  BUSINESS.

Overview

Alfacell Corporation ("Alfacell" or the "Company") is a biopharmaceutical company organized in 1981 and is primarily engaged in the discovery and development of a new class of anti-cancer drugs from amphibian ribonucleases ("RNases"). RNases degrade ribonucleic acids ("RNA") causing an interruption in protein synthesis resulting in inhibition of cell growth and induction of apoptosis (programmed cell death). The Company's first product under development is ONCONASE(R) which targets solid tumors, most of which are known to become resistant to other chemotherapeutic drugs.

ONCONASE has been used to treat patients with advanced stages of solid tumors on a weekly basis. Based upon Phase II clinical data, the most significant clinical results to date with ONCONASE have been observed in unresectable malignant mesothelioma, advanced pancreatic cancer, non-small cell lung cancer, and metastatic breast cancer. According to the American Cancer Society, in 1998, approximately 365,100 people in the United States will be diagnosed with pancreatic, lung, and breast cancer and approximately 232,500 will die.

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

In June 1997, a Phase III clinical trial was initiated comparing ONCONASE as a single agent to doxorubicin in patients with unresectable malignant mesothelioma. Unresectable malignant mesothelioma is a cancer often linked to asbestos exposure and afflicts approximately 2,500-3,500 newly-diagnosed patients in the U.S. each year. The disease is often found in the lining of the lungs or the abdomen. There is currently no standard Food and Drug Administration ("FDA") approved drug for this disease. In July 1998, the Company discontinued two Phase III clinical trials testing ONCONASE in combination with tamoxifen in pancreatic cancer. This drug combination did not demonstrate a statistically significant survival benefit in this indication.

Alfacell has established two major scientific collaborations with the National Institutes of Health (the "NIH"): i) in 1989, a collaboration with the National Institute of Neurological Disorders and Stroke (the "NINDS") and ii) in 1992, a collaboration with the National Cancer Institute (the "NCI"). Research primarily focuses on ONCONASE mechanism of action studies, in vivo synergisms of ONCONASE with other anti-cancer agents, conjugates and other routes of administration. Alfacell has produced a modified recombinant version of ONCONASE which enables other moieties to be attached to it. This has resulted in an ONCONASE conjugate produced by the NINDS being developed for primary brain tumors. The NINDS is also in preclinical testing of ONCONASE as a single agent in primary brain tumors. The NCI collaboration has produced a conjugate of ONCONASE with a monoclonal antibody which has demonstrated preclinical activity in Non-Hodgkin's lymphoma. Further preclinical testing by the NINDS and NCI is ongoing in preparation for commencing clinical trials.

The Company believes that ONCONASE may also be used as an anti-viral agent. The National Institutes of Health has performed an independent in vitro screen of
ONCONASE against the HIV virus type 1 ("HIV"). The results showed ONCONASE to inhibit replication of HIV by up to 99.9% after a four day incubation period at concentrations not toxic to uninfected H9 leukemic cells. In addition, in vitro findings by NIH scientists revealed that ONCONASE significantly inhibited production of HIV in several persistently infected human cell lines, preferentially degrading viral RNA and cellular transfer RNA while not affecting normal cellular ribosomal RNA and messenger RNAs. In addition, the NIH - Division of AIDS found ONCONASE to have in vitro anti-viral activity. Although the Company plans to conduct further research concerning anti-viral activity, there can be no assurance that ONCONASE will show any level of anti-HIV activity in humans.

Beyond the development of ONCONASE, Alfacell has also discovered a series of biologically active proteins from the same natural source from which ONCONASE was isolated. All of the proteins characterized to date are RNases. These proteins appear to be involved in the regulation of both early embryonic and malignant cell growth. However, significant additional research and funding will be required in order to develop them into therapeutics.

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

ONCONASE(R)

Originally, the Company developed a biological extract from early stage leopard frog embryos and eggs which demonstrated potent anti-tumor activity. In 1987, the Company isolated a specific protein, P-30 Protein (herein referred to by its registered trade name ONCONASE). Based upon the complete amino acid sequence analysis (comparison of the amino acid sequence of ONCONASE with that of over 10,000 protein sequences registered with the National Biomedical Research Foundation Protein Identification Resource, Georgetown University, Washington,
DC), it has been established that ONCONASE has a novel structure. It has also been determined that, thus far, ONCONASE is the smallest protein belonging to the superfamily of pancreatic ribonucleases. The Company retains all commercial rights to ONCONASE.

Postulated Mechanism of Action

Anti-Tumor Activity

Although the mechanism of action of ONCONASE has not been fully elucidated, a series of studies have been performed and the results imply that ONCONASE has several mechanisms of action. The enzymatic activity of ONCONASE appears to be essential for its broad spectrum of biological activities. In the 9L glioma cell system, ONCONASE is able to induce a chain of events that lead to inhibition of tumor cell proliferation and tumor cell destruction. ONCONASE:

                      binds to tumor cell surface receptors
                                        |
              becomes internalized by energy-dependent endocytosis
                                        |
                               reaches the cytosol
                                        |
       degrades various species of intracellular RNA (preferentially tRNA)
                                        |
                           inhibits protein synthesis
                                        |
         inhibits cell growth and proliferation (primarily blocking the
                          G1 phase of the cell cycle)
                                        |
 may induce tumor cell differentiation and/or programmed cell death (apoptosis)

The inhibitory effects of ONCONASE in the G1 phase of the cell cycle appear to be due to its inhibition of the expression of cyclin D3 and an increase in the expression of several inhibitors of cyclin-dependent kinases ("CDKs") such as p16INK4A, p21WAF1, p27KIP1 and hypophosphorylated form of pRb protein, as demonstrated in the human U937 lymphoma cell line. Inhibiting cell cycle progression in the G1 phase prevents cells from entering the proliferative DNA-synthetic (S-phase) phase of the cell cycle. The parallel ONCONASE-induced cell differentiation and apoptosis observed in this model may reflect a shift in growth signal transduction pathways from primarily anti-apoptotic to differentiation-inducing and pro-apoptotic.

Preclinical research

Preclinical data to date have shown that ONCONASE has the capacity to enter cancer cells and overcome multiple drug resistance ("MDR") and is synergistic with many other anti-cancer agents against numerous tumor cell lines.

Collaborative research is being conducted at Brander Cancer Research Institute, New York Medical College regarding further studies of the mechanism of action of ONCONASE and synergistic interactions of ONCONASE with other anti-cancer agents. At the University of Medicine and Dentistry of New Jersey, ONCONASE is being studied as a radiation sensitizer, a co-antiangiogenic agent and an agent capable of lowering tumor interstitial fluid pressure. This latter effect may facilitate tumor tissue penetration by various anti-cancer agents.

Clinical Trials

ONCONASE has been tested as a single agent in patients with a variety of solid tumors and in combination with tamoxifen in prostate cancer and advanced pancreatic and renal cell carcinoma patients. In vitro results showed ONCONASE to be synergistic with tamoxifen in inhibiting tumor cell growth in the tumor cell lines originating from these types of cancers.

Reported toxicities in Phase I and II clinical trials, were primarily renal, dose-related and reversible. There has been no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Due to its limited funding, the Company has had to be very selective in designing its Phase III regulatory strategy for gaining FDA approval. Therefore, the selection criteria focused on those tumor types, which in addition to showing evidence of preclinical and clinical efficacy that: i) have small patient populations, resulting in the number of patients treated in the Phase III study being small; ii) generally cause patients to die in less than one year from diagnosis, resulting in the duration of the study being two years or less, and
iii) are life-threatening with limited competition. The two indications that met all of the above criteria were advanced unresectable malignant mesothelioma and advanced pancreatic cancer.

In June 1997, Alfacell initiated a Phase III clinical trial for unresectable malignant mesothelioma comparing ONCONASE with doxorubicin, an FDA approved chemotherapy. No standard FDA approved therapy exists to treat this deadly cancer, and most advanced unresectable malignant mesothelioma patients die of progressive disease within 6-12 months of diagnosis. The disease is often found in the lining of the lungs or the abdomen. Phase II clinical trial results for this indication have been encouraging; however, there can be no assurance that previous clinical trial results will be reflective of future clinical results or will be sufficient to obtain FDA approval. In July 1998, the Company discontinued two Phase III clinical trials testing ONCONASE in combination with tamoxifen in pancreatic cancer. This drug combination did not demonstrate a statistically significant survival benefit in this indication.

Phase I/II clinical studies testing ONCONASE in combination with tamoxifen in prostate cancer and renal cell carcinoma have been completed. Further clinical trials are warranted however, due to lack of resources, the Company is unable to pursue additional studies in these two tumor types at this time.

Research and Development Programs

Research and development expenses for the fiscal years ended July 31, 1998, 1997, and 1996 were $5,265,000, $3,863,000 and $2,189,000, respectively.
Alfacell's research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. These proteins have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and apoptosis. Therefore, they may be ideal candidates for development as therapeutics, such as treatments for cancer and other life-threatening diseases (including HIV infections), that require anti-proliferative and apoptotic properties.

The following table outlines the various programs in the Company's  research and
development   portfolio.   Alfacell   is   pursuing   some  of  these   programs
independently, while others are being undertaken in collaboration with the NIH.

================================================================================
                Program                                  Indication
================================================================================
Cancer:
     ONCONASE(R) (ranpirnase)               Unresectable malignant mesothelioma
                                              (lining of the lungs and abdomen)
     ONCONASE (1)                           Primary Brain Tumors
     AC-RD-3002 (2)                         Non-Hodgkin's Lymphoma ("NHL")
     AC-RD-3003 (1)                         Primary Brain Tumors
     Novel Amphibian Ribonucleases          Solid Tumors
     Proteasome Inhibitors                  Solid Tumors and NHL
================================================================================
Viral Disease:
     VIRONASE(R) (ranpirnase)               HIV Infection
================================================================================

(1)  In collaboration with the NIH - NINDS

(2)  In collaboration with the NIH - NCI

ONCONASE Conjugates and Fusion Proteins:  AC-RD-3002 and AC-RD-3003

In addition to use in its native form, ONCONASE is being conjugated to targeting molecules to improve its specificity. Several conjugates are being developed by the NIH in collaboration with Alfacell scientists and have demonstrated significant activity. In addition, several genes of ONCONASE, its variants and other amphibian ribonucleases are being synthesized for making fusion genes. The Company intends to focus its efforts on developing novel therapeutics from these genes that selectively target specific tumors. Production of these engineered genes may also lead to their use in gene therapy.

AC-RD-3002 is comprised of ONCONASE conjugated to an anti-CD22 monoclonal antibody for the treatment of Non-Hodgkin's Lymphoma. The Company, in collaboration with the NCI, is developing this product. AC- RD-3002 is in preclinical testing at the NCI.

AC-RD-3003 is a recombinant variant of ONCONASE conjugated to transferrin. Transferrin receptors tend to be expressed at higher concentrations in proliferating cells, such as tumor cells. Studies have shown that transferrin targets malignant glial cells on primary brain tumors. The Company, in collaboration with the NINDS, is developing this product. AC-RD-3003 is in preclinical testing at the NINDS. In preclinical studies performed by the NINDS, ONCONASE as a single agent has shown activity in primary brain tumors.

Novel Amphibian Ribonucleases

In addition to ONCONASE, Alfacell has isolated several other proteins from eggs of the leopard frog (Rana pipiens). All of the proteins characterized to date are RNases. RNases are enzymes that catalyze the cleavage of phosphodiester bonds of RNAs. RNases mediate several important biological functions in nature including regulation of angiogenesis, anti-viral and anti-parasitic defenses. In addition to taking advantage of the natural biological functions of RNases, amphibian ribonucleases may be more therapeutically effective in humans than mammalian RNases as they do not appear to be inhibited by endogenous mammalian RNAs inhibitors. Therefore, developing amphibian ribonucleases into therapeutics, and thereby taking advantage of the natural role of RNases, may result in a new class of compounds for anti-proliferative diseases such as cancer and AIDS. The Company retains all commercial rights to compounds resulting from this program.

Proteasome Inhibitors

Cyclins and CDKs are two major groups of protein regulators of cell cycle progression. Cancer can be defined as the uncontrolled growth and proliferation of cells often associated with a de-regulated pattern of expression of cyclins and other regulatory proteins, and the deficient elimination of cells by apoptosis. In vitro studies of ONCONASE have shown its ability to perturb cell cycle progression by decreasing expression of cyclin D3 and by increasing expression of several inhibitors of CDKs.

Cell growth and viability are dependent on the function of the proteasome. Proteasomal activity is necessary for cell growth by regulating the entry and exit to and from the mitotic cycle through timely degradation of cyclins and CDKs. Proteasome inhibitors interfere with normal proteasome function, resulting in interruption of cell cycle progression and induction of apoptosis. Given that ONCONASE and proteasome inhibitors have both shown in vitro to modulate fundamental mechanisms governing tumor cell growth, proliferation and death, Alfacell is testing these two classes of compounds in combination and has discovered synergistic anti-tumor effects. The Company believes that a new class of anti-cancer compounds can be developed combining ONCONASE and its variants with proteasome inhibitors. The Company retains all commercial rights to compounds resulting from this program.

HIV Infection

The drugs currently approved in the United States for treatment of HIV infection consist primarily of reverse transcriptase inhibitors and protease inhibitors. There is an extremely high rate of resistance developing to several of these currently available anti-viral drugs, primarily due to the exponentially increasing rate of mutations of HIV that occur during infection. In vitro studies performed by independent scientific collaborators (including the NIH - Division of AIDS) have demonstrated that ONCONASE, (trademarked VIRONASE(R) for anti-viral applications):

o acts directly by degrading viral genomic RNA prior to its reverse transcription (during the pre-integration complex phase), and indirectly by degrading the tRNA(Lys3) isoform which functions as a primer for viral reverse transcriptase;

o degrades viral RNA of HIV-1 intracellularly, with a dramatic reduction in the levels of viral transcripts which is sustained for 2-4 days;

o inhibits replication of HIV-1 in a dose-dependent manner by up to 99.9%, as measured by the p24 antigen capture assay, in acutely and persistently infected cells, at concentrations that are only minimally cytotoxic to uninfected H9 cells;

o    was  found  to  have   highly   significant   anti-HIV   activity   in  the
     monocyte/macrophage system.

The Company retains all commercial rights to compounds resulting from this program. However, the Company does not currently possess the funds necessary to conduct further research for this indication.

Raw Materials

The major active ingredient derived from leopard frog eggs is the protein, ONCONASE. Although Alfacell currently acquires its natural source material from a single supplier, management believes that it is abundantly available from other sources. The Company believes it has sufficient egg inventory on hand to produce enough ONCONASE to complete the current clinical trials and supply ONCONASE for up to two years after commercialization. In addition, the Company is conducting research concerning the alternative of manufacturing ONCONASE through recombinant technology. However, there can be no assurance that alternative manufacturing methods will be viable.

Manufacturing

The Company has signed an agreement with Scientific Protein Laboratories ("SPL"), a subsidiary of a division of American Home Products Corp., which will perform the intermediary manufacturing process which entails purifying ONCONASE. Subsequently, the intermediate product is sent to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, no specific arrangements have been made for the manufacture of the Company's product. Compliance with Current Good Manufacturing Practices ("cGMP") is a requirement for product manufactured for use in Phase III clinical trials and for commercial sale. Both SPL, and the contract filler to whom the intermediate product is sent for the final manufacturing step and vial filling, manufacture in accordance with cGMP. For the foreseeable future, the Company intends to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture its product. There can be no assurance that the Company would be able to find substitute manufacturers, if necessary. The Company is dependent upon its contract manufacturers to comply with cGMPs and to meet production requirements. There can be no assurance that the Company's contract manufacturers will comply with cGMPs or timely deliver sufficient quantities of the Company's products.

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

As an initial step in the FDA regulatory approval process, preclinical studies are conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the Investigational New Drug Application ("IND"), which is filed to obtain approval to begin human clinical testing. The human clinical testing program typically involves up to three phases. Data from human trials are submitted to the FDA in a New Drug Application ("NDA") or Biologics License Application ("BLA"). Preparing an NDA or BLA involves considerable data collection, verification and analysis.

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

Patents and Trademarks

The Company believes it is important to develop new technology and to improve its existing technology. When appropriate, the Company files patent applications to protect inventions in which it has an ownership interest.

The Company owns six U.S. Patents:

a) U.S. Patent No. 4,888,172 issued in 1989, which covers a pharmaceutical produced from fertilized frog eggs (Rana pipiens) and methodology for so producing it.

b) U.S. Patent No. 5,559,212 issued in 1996, which covers the amino acid sequence of ONCONASE.

c) U.S. Patents Nos. 5,529,775 and 5,540,925 issued in 1996 and U.S. Patent No. 5,595,734 issued in 1997, which cover combinations of ONCONASE with certain other pharmaceuticals.

d) U.S. Patent No. 5,728,805 issued in 1998 which covers a family of variants of ONCONASE.

The Company owns three European patents, which have been validated in certain European countries. These European patents cover ONCONASE, process technology for making ONCONASE, and combinations of ONCONASE with certain other chemotherapeutics. The Company also owns other patent applications, which are pending in the United States, Europe, and Japan. Additionally, the Company owns an undivided interest in two applications that are pending in the United States. Each of these applications relate to a Subject Invention (as that term is defined in CRADAs to which the Company and the NIH are parties).

The generic name for ONCONASE is ranpirnase. The Company has applied to register the mark VIRONASE in anticipation of the use of ranpirnase as an anti-viral agent.

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

The Company also relies on proprietary know-how and on trade secrets to develop and maintain its competitive position. Others may independently develop such know-how or trade secrets or may otherwise obtain access thereto. Although Company employees and consultants having access to proprietary information they are required to sign agreements which require them to keep such information confidential, such agreements may be breached or held to be unenforceable.

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

Employees

As of October 21, 1998, Alfacell employed seventeen persons, of whom twelve were engaged in research and development activities and five were engaged in administration and management. The Company has four employees who hold Ph.D. or M.D. degrees. All of the Company's employees are covered by confidentiality agreements. Alfacell considers relations with its employees to be very good. None of the Company's employees are covered by a collective bargaining agreement.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded under the symbol "ACEL". The Company's Common Stock has been traded on the Nasdaq SmallCap Market ("Nasdaq") since December 5, 1996. As of October 20, 1998, there were approximately 1,498 stockholders of record of the Company's Common Stock.

In October 1998, the Company received a notice from Nasdaq that the price data of the prior thirty consecutive trade dates of the Company's common stock failed to meet the minimum Nasdaq SmallCap requirement of a $1.00 bid price. Alfacell's common stock will be subject to delisting, effective with the close of business on January 6, 1999, if the Company is unable to demonstrate compliance with the minimum $1.00 bid price requirement on or before the end of January 6, 1999. The Company is exploring alternatives that might allow its stock to remain listed on Nasdaq but there can be no assurance that Nasdaq will allow such listing to continue if the common stock price does not trade above $1.00 bid.

The following table sets forth the range of high and low sale prices of the Common Stock obtained from Nasdaq for the two fiscal years ended July 31, 1998 and 1997. These prices are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                            High              Low
                                            ----              ---
Year Ended July 31, 1998:
           First Quarter                    4-5/8             3
           Second Quarter                   3-25/32           2-1/4
           Third Quarter                    4-1/2             2-1/4
           Fourth Quarter                   4-5/8               3/8
Year Ended July 31, 1997:
           First Quarter                    5-5/16            4-5/16
           Second Quarter                   8-3/8             4-1/4
           Third Quarter                    7                 4-5/8
           Fourth Quarter                   6-5/8             4

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

During  the  fiscal  year  ended  July 31,  1998,  4,950  warrants  received  in connection  with  certain  private  placement  transactions  were  exercised  to purchase Common Stock, for an aggregate consideration of $11,085. This transaction was consummated as a private sale pursuant to Section 4 (2) of the Securities Act.

Item 6.  SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for the Company for the five fiscal years ended July 31, 1998.


Year Ended                                          July 31,
----------           -----------------------------------------------------------------------
                         1998           1997           1996           1995           1994
                     -----------    -----------    -----------    -----------    -----------
Revenue              $   311,822    $   442,572    $   184,250    $    20,992    $     6,064

Net Loss             $(6,387,506)   $(5,018,867)   $(2,942,152)   $(1,993,123)   $(2,234,428)

Net Loss Per Basic
and Diluted Share    $      (.40)   $      (.34)   $      (.25)   $      (.21)   $      (.26)

Dividends                   None           None           None           None           None

At Year End:                                        July 31,
------------         -----------------------------------------------------------------------
                         1998          1997           1996           1995           1994
                     -----------    -----------    -----------    -----------    -----------
Total Assets         $ 5,516,678    $ 8,034,954    $ 8,487,711    $ 1,616,170    $   779,763

Long-term            $     6,727    $    15,902    $ 1,398,760    $     7,129    $ 1,593,976
Obligations

Total Equity
(Deficiency)         $ 3,691,838    $ 5,566,091    $ 6,650,266    $  (832,566)   $(1,774,418)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Alfacell  has  focused the  majority of its  resources  since  inception  on the research and development of ONCONASE. After it obtained the results of its preliminary analysis of the Phase III clinical trial results for advanced pancreatic cancer, the Company closed the pancreatic cancer trials and redirected its resources towards the completion of the ongoing Phase III clinical trial for unresectable malignant mesothelioma. The Company is now in the process of re-evaluating its operations to conserve cash and to direct its efforts towards the rapid completion of the Phase III clinical trial for unresectable malignant mesothelioma. The Company is also exploring various strategic alternatives for its business and research and development operations.

The Company is currently funding research and development of its products from cash reserves. The termination of the Phase III clinical trials for advanced pancreatic cancer is expected to have a significant and detrimental impact on the Company's ability to raise additional capital for future operations. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

Results of Operations

Fiscal Years Ended July 31, 1998, 1997 and 1996

Revenues

The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in fiscal 1998, 1997 and 1996. Investment income for fiscal 1998 was $312,000 compared to $443,000 for fiscal 1997, a decrease of $131,000. This decrease was due to lower balances of cash and cash equivalents. Investment income for fiscal 1997 was $443,000 compared to $184,000 for fiscal 1996, an increase of $259,000.

Research and Development

Research and development expense for fiscal 1998 was $5,265,000 compared to $3,863,000 for fiscal 1997, an increase of $1,402,000 or 36%. This increase was primarily due to a 74% increase in costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer which were closed in July 1998 and the Phase II and III clinical trials for unresectable malignant mesothelioma, a 42% increase in costs related to the manufacture of clinical supplies of ONCONASE and an 86% increase in expenses in preparation for an NDA for ONCONASE, offset by a 5% decrease in personnel costs.

Research and development expense for fiscal 1997 was $3,863,000 compared to $2,189,000 for fiscal 1996, an increase of $1,674,000 or 76%. This increase was primarily due to a 135% increase in costs in support of on-going clinical trials, including the Phase III clinical trials for pancreatic cancer and the Phase II and III clinical trials for unresectable malignant mesothelioma, a 269% increase in costs associated with the purchase of raw materials for anticipated future production of ONCONASE, a 394% increase in regulatory costs in preparation for an NDA for ONCONASE, and a 49% increase in personnel costs.

General and Administrative

General and administrative expense for fiscal 1998 was $1,413,000 compared to $1,476,000 for fiscal 1997, a decrease of $63,000 or 4%. This decrease was primarily due to a 28% decrease in personnel costs and a 28% decrease in public relations activities, offset by a 26% increase in legal costs and a 72% increase in insurance expense.

General and administrative expense for fiscal 1997 was $1,476,000 compared to $807,000 for fiscal 1996, an increase of $669,000 or 83%. This increase was primarily due to an 84% increase in personnel costs, a 34% increase in legal fees, a 139% increase in public relations expenses and a 330% increase in insurance expense.

Interest

Interest expense for fiscal 1998 was $22,000 compared to $123,000 in fiscal 1997, a decrease of $101,000 or 82%. The decrease was primarily due to the payment of the entire principal amount of the Company's Term Loan (as defined herein) on October 3, 1997.

Interest expense for fiscal 1997 was $123,000 compared to $131,000 in fiscal 1996, a decrease of $8,000 or 6%. The decrease was primarily due to a reduction in the principal balance of the Company's Term Loan (as defined herein) and reductions in related party and other short term payables.

Net Loss

The Company has incurred net losses during each year since its inception. The net loss for fiscal 1998 was $6,388,000 as compared to $5,019,000 in fiscal 1997 and $2,942,000 in fiscal 1996. The cumulative loss from the date of inception, August 24, 1981, to July 31, 1998 amounted to $51,798,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Year 2000

The Company is in the process of reviewing its business systems, including its computer systems and computer controlled equipment, and is in the process of querying its suppliers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the Year 2000 approaches and is reached. Based on this review, the Company has implemented a plan to achieve Year 2000 compliance. While there may be other areas that may affect the Company's operations upon commercialization of the Company's products under development, the Company has identified three major areas where Year 2000 compliance is critical for the normal functioning of the Company's business: Business and Accounting Computer Systems, Clinical Data Management Systems and Product Manufacturing Systems.

Business and Accounting Computer Systems

The Company utilizes standard, widely-available software packages to perform its word processing, spreadsheet and accounting duties. Preliminary inquiries have revealed that software upgrades are or will be available to ensure Year 2000 compliance. The Company expects to upgrade its Business and Accounting Computer Systems by the third quarter of 1999. While there is no assurance at this time that such upgrades will be Year 2000 compliant, the Company does not believe that non-compliance would have a material effect on the Company's business. Since the risks of non-compliance are minimal, the Company does not plan to create a contingency plan for these systems at this time.

Clinical Data Management Systems

The Company utilizes the services of an outside vendor to handle all of its data management needs with regard to collection and reporting of its clinical trial data. Two major software systems are utilized to process the data, one of which has been validated and is Year 2000 compliant. The other system, which handles collection of the Company's ongoing clinical trial data, is expected to be Year 2000 compliant with some minor modifications. The vendor believes that these modifications deal only with display and not storage of the dates. While it appears that the computer systems utilized to process the Company's clinical trial data is or will be Year 2000 compliant, non-compliance could have a material impact on the Company's ability to process the data in a timely manner for submission to the FDA, if necessary. Since the likelihood of non-compliance is minimal, the Company does not plan to create a contingency plan for these systems at this time.

Product Manufacturing Systems

The Company utilizes the services of outside suppliers to manufacture ONCONASE and perform many of the FDA-required related testing of such product. The Company has sent written requests to such suppliers in an effort to determine the status of Year 2000 compliance. Responses are expected through the first quarter of 1999. The Company will develop contingency plans, if necessary, during the first half of 1999 in response to assessments of the Year 2000 readiness of these suppliers.

Year 2000 Summary

The Company has determined that Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company estimates the cost of its Year 2000 efforts to be approximately $50,000. The total cost estimate is based on management's current assessment and is subject to change.

The Company may encounter problems with vendors and suppliers which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurrence and or outcome of any such problems, nor can the cost of such problems be estimated. In addition, there can be no assurance that the failure to ensure Year 2000 compliance by a third party would not have a material effect on the Company.

Liquidity and Capital Resources

During fiscal 1998, the Company had a net decrease in cash and cash equivalents of $2,443,000. This decrease resulted from net cash used in operating activities of $5,200,000 and net cash used in investing activities of $75,000, principally due to the purchase of property and equipment, offset by the net cash provided by financing activities of $2,832,000, primarily from the private placement of common stock and warrants and proceeds from the exercise of warrants, reduced by the payment of the entire balance of the Company's term loan agreement with its bank (the "Term Loan") and reduction of long-term debt. Total cash resources as of July 31, 1998 were $5,099,000 compared to $7,542,000 at July 31, 1997.

The Term Loan matured on August 31, 1997. On October 3, 1997, the Company paid the entire loan balance, including accrued interest, in the amount of $1,376,646 out of its cash resources. This is the primary reason for a $635,000 decrease in current liabilities as of July 31, 1998 compared to July 31, 1997, offset by a $399,000 increase in the Company's accrued expenses and a $338,000 increase in accounts payable, primarily due to increased patient enrollment in on-going clinical trials, increased costs related to the manufacture of clinical supplies of ONCONASE and increased regulatory costs in preparation of an NDA for ONCONASE.

Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Based upon reduced spending levels as described below, the Company believes that its cash and cash equivalents as of July 31, 1998 will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1999. However, there can be no assurance that the Company will be able to successfully implement the reduced spending measures. The report of the Company's independent auditors on the Company's financial statements, included elsewhere herein, includes an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently taking steps to significantly reduce the amount of cash used to fund ongoing operations. These steps include postponement of certain clinical and regulatory costs associated with preparation of an NDA for ONCONASE, closing its Phase III program for advanced pancreatic cancer and postponement of planned clinical trials for ONCONASE in indications other than unresectable malignant mesothelioma. The Company's continued operations will depend on its ability to raise additional funds through various sources, including collaborative agreements or strategic alliances. However, there can be no assurance that such additional funds will become available. The Company does not anticipate it will be able to raise additional capital through equity markets in the near future because of the termination of its Phase III clinical trials for pancreatic cancer. Over the longer term, the ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time may be dependent upon other factors including without limitation market conditions, and there can be no assurance that such funds will be available. Preliminary results of the Phase III trial are expected in the second calendar quarter of 1999. The Company is currently exploring various strategic alternatives for its business and research and development operations.

The market price of the Company's common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. Following the Company's announcement on July 15, 1998 of the termination of the Phase III clinical trials for pancreatic cancer, the price of the Company's stock price dropped by approximately 70 percent. The market price of the Company's common stock could also be materially affected by the results of the Phase III clinical trial for unresectable malignant mesothelioma.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 1993, certain shareholders of Armus Harrison & Co. ("AHC") terminated their association with AHC (the "AHC termination"), and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on behalf of the Company. In June 1996, AHC dissolved and ceased all operations. The report of KPMG Peat Marwick LLP with respect to the financial statements of the Company from inception to July 31, 1998 is based on the report of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act on the basis of the use of such report in any registration statement of the Company into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by the Company, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, the officers and directors of the Company will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in the Common Stock of the Company or otherwise.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with regard to the Directors and Executive Officers of the Company is incorporated herein by reference from the discussions under the headings "Business Experience of Nominees" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information with regard to executive compensation is incorporated herein by reference from the discussion under the heading "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with regard to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with regard to certain relationships and related transactions is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

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

10.11   Form of  Amendment  No.  1 dated  June  20,  1994 to
        Option  Agreement  dated March 30, 1994 with Kuslima
        Shogen                                                           *****

10.12   Form of  Amendment  No.  1 dated  June  20,  1994 to
        Option Agreement dated March 30, 1994 with Stanislaw
        Mikulski                                                         *****

10.13   Form of Stock and  Warrant  Purchase  Agreement  and
        Warrant   Agreement   used  in   Private   Placement
        completed on September 13, 1994                                    +

10.14   Form  of   Subscription   Agreements   and   Warrant
        Agreement  used  in  Private  Placements  closed  in
        October 1994 and September 1995                                    #

10.15   1997 Stock Option Plan                                            ###

10.16   Separation  Agreement  with  Michael  C. Lowe  dated
        October 9, 1997                                                    ++

10.17   Form of Subscription Agreement and Warrant Agreement
        used in Private Placement  completed on February 20,
        1998                                                              +++

10.18   Form of Warrant  Agreement  issued to the  Placement
        Agent  in  connection  with  the  Private  Placement
        completed on February 20, 1998                                    +++

10.19   Placement  Agent  Agreement  dated December 15, 1997              +++

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

####   Filed herewith.

(b)  Reports on Form 8-K.

     On July 15, 1998 the Company filed a report on Form 8-K which reported under Item 5 thereof that preliminary analyses of the Company's randomized Phase III trials for ONCONASE in pancreatic cancer did not demonstrate a survival benefit over GEMZAR or 5-fluorouracil (5-FU). Based upon the results of the pancreatic cancer trials, the Company has closed its Phase III program for pancreatic cancer and will not be filing a New Drug Application for this indication.

                                    Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ALFACELL CORPORATION


Dated:  October 29, 1998        By:  /s/ KUSLIMA SHOGEN
                                     -------------------------------------------
                                     Kuslima Shogen, Chief Executive Officer and
                                     Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 29, 1998             /s/ KUSLIMA SHOGEN
                                     -------------------------------------------
                                     Kuslima Shogen, Chief Executive Officer
                                     (Principal Executive Officer) and Chairman
                                     of the Board


Dated:  October 29, 1998             /s/ GAIL E. FRASER
                                     -------------------------------------------
                                     Gail E. Fraser, Chief Financial Officer,
                                     Vice President of Finance, (Principal
                                     Financial Officer and Principal Accounting
                                     Officer) and Director


Dated:  October 29, 1998             /s/ STANISLAW M. MIKULSKI
                                     -------------------------------------------
                                     Stanislaw M. Mikulski, M.D., Executive Vice
                                     President and Director


Dated:  October 29, 1998             /s/ STEPHEN K. CARTER
                                     -------------------------------------------
                                     Stephen K. Carter, M.D., Director


Dated:  October 29, 1998             /s/ DONALD R. CONKLIN
                                     -------------------------------------------
                                     Donald R. Conklin, Director


Dated:  October 29, 1998             /s/ MARTIN F. STADLER
                                     -------------------------------------------
                                     Martin F. Stadler, Director

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                                      Index

                                                                           Page
                                                                           ----

Independent Auditors' Report of KPMG Peat Marwick LLP ..................    F-2
Independent Auditors' Report of Armus, Harrison & Co. ..................    F-3


  Financial Statements:
        Balance Sheets - July 31, 1998 and 1997 ........................    F-5
        Statements of Operations - Years ended July 31, 1998, 1997 and 1996 and the Period from August 24, 1981 (Date of
          Inception) to July 31, 1998 ..................................    F-6
        Statement of Stockholders' Equity (Deficiency) - Period from
         August 24, 1981 (Date of Inception) to July 31, 1998 ..........    F-7
        Statements of Cash Flows - Years ended July 31, 1998, 1997 and 1996 and the Period from August 24, 1981 (Date of
         Inception) to July 31, 1998 ...................................    F-11
        Notes to Financial Statements - Years ended July 31, 1998,
         1997 and 1996 and the Period from August 24, 1981
         (Date of Inception) to July 31, 1998 ..........................    F-14

                          Independent Auditors' Report


The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 1998 and the period from August 24, 1981 (date of inception) to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation (a development stage company) for the period from August 24, 1981 (date of inception) to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 1998 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation (a development stage company) as of July 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 1998 and the period from August 24, 1981 (date of inception) to July 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       /s/ KPMG PEAT MARWICK LLP
                                                       KPMG Peat Marwick LLP

Short Hills, New Jersey
October 7, 1998

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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



                                                       -------------------------
                                                       Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                                 Balance Sheets

                             July 31, 1998 and 1997


                                     ASSETS                                        1998            1997
                                                                               ------------    ------------
Current assets:
           Cash and cash equivalents                                           $  5,099,453    $  7,542,289
           Prepaid expenses                                                         117,187         165,106
                                                                               ------------    ------------
                     Total current assets                                         5,216,640       7,707,395
Property and equipment, net of accumulated depreciation and
  amortization of $843,599 in 1998 and $742,319 in 1997                             300,038         326,003
Deferred debt costs, net                                                               --             1,556
                                                                               ------------    ------------

                     Total assets                                              $  5,516,678    $  8,034,954
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
           Current portion of long-term debt                                   $      9,175    $  1,381,416
           Accounts payable                                                         716,040         377,704
           Accrued expenses                                                       1,092,898         693,841
                                                                               ------------    ------------
                     Total current liabilities                                    1,818,113       2,452,961

Long-term debt, less current portion                                                  6,727          15,902
                                                                               ------------    ------------
                     Total liabilities                                            1,824,840       2,468,863
                                                                               ------------    ------------


Commitments and contingencies
Stockholders' equity:
           Preferred stock, $.001 par value.  Authorized and unissued,
              1,000,000 shares at July 31, 1998 and 1997                               --              --
           Common stock $.001 par value.  Authorized 40,000,000 shares and 25,000,000 shares at July 31, 1998 and 1997, respectively;
              issued and outstanding 17,239,893 shares and 14,847,793
              shares at July 31, 1998 and 1997, respectively                         17,240          14,848
           Capital in excess of par value                                        55,472,243      50,961,382
           Deficit accumulated during development stage                         (51,797,645)    (45,410,139)
                                                                               ------------    ------------
                     Total stockholders' equity                                   3,691,838       5,566,091
                                                                               ------------    ------------

                     Total liabilities and stockholders' equity                $  5,516,678    $  8,034,954
                                                                               ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            Statements of Operations

                    Years ended July 31, 1998, 1997 and 1996,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 1998

                                          August 24,
                                             1981
                                          (date of
                                          inception)
                                             to
                                          July 31,
                                            1998            1998            1997            1996
                                        ------------    ------------    ------------    ------------
Revenues:
           Sales                        $    553,489            --              --              --
           Investment income               1,139,648         311,822         442,572         184,250
           Other income                       60,103            --              --              --
                                        ------------    ------------    ------------    ------------
                                           1,753,240         311,822         442,572         184,250
                                        ------------    ------------    ------------    ------------

Costs and expenses:
           Cost of sales                     336,495            --              --              --
           Research and development       31,686,684       5,264,578       3,862,716       2,188,890
           General and administrative     18,594,374       1,412,968       1,475,624         806,962
           Interest:
             Related parties               1,033,960            --              --             1,801
             Others                        1,899,372          21,782         123,099         128,749
                                        ------------    ------------    ------------    ------------
                                          53,550,885       6,699,328       5,461,439       3,126,402
                                        ------------    ------------    ------------    ------------

                      Net loss          $(51,797,645)     (6,387,506)     (5,018,867)     (2,942,152)
                                        ============    ============    ============    ============

           Loss per basic and diluted
              common share              $      (7.97)          (0.40)          (0.34)          (0.25)
                                        ============    ============    ============    ============

Weighted average number of shares
   outstanding                             6,496,000      15,926,000      14,597,000      11,969,000
                                        ============    ============    ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 1998

                                                                           Common Stock
                                                                      ---------------------------       Capital in        Common
                                                                       Number of                       excess of par     stock to be
                                                                        Shares           Amount           value            issued
                                                                      ----------       ----------       ----------       ----------
Issuance of shares to officers and stockholders for
   equipment, research and  development, and expense reimbursement       712,500       $      713          212,987             --
Issuance of shares for organizational legal services                      50,000               50            4,950             --
Sale of shares for cash, net                                              82,143               82          108,418             --
Adjustment for 3 for 2 stock split declared September 8, 1982            422,321              422             (422)            --
Net loss                                                                    --               --               --               --
                                                                      ----------       ----------       ----------       ----------
Balance at July 31, 1982                                               1,266,964            1,267          325,933             --

Issuance of shares for equipment                                          15,000               15           13,985             --
Sale of shares to private investors                                       44,196               44           41,206             --
Sale of shares in public offering, net                                   660,000              660        1,307,786             --
Issuance of shares under stock grant program                              20,000               20          109,980             --
Exercise of warrants, net                                                  1,165                1            3,494             --
Net loss                                                                    --               --               --               --
                                                                      ----------       ----------       ----------       ----------
Balance at July 31, 1983                                               2,007,325            2,007        1,802,384             --

Exercise of warrants, net                                                287,566              287          933,696             --
Issuance of shares under stock grant program                              19,750               20          101,199             --
Issuance of shares under stock bonus plan for
   directors and consultants                                             130,250              131          385,786             --
Net loss                                                                    --               --               --               --
                                                                      ----------       ----------       ----------       ----------
Balance at July 31, 1984                                               2,444,891            2,445        3,223,065             --

Issuance of shares under stock grant program                              48,332               48          478,057             --
Issuance of shares under stock bonus plan
   for directors and consultants                                          99,163               99          879,379             --
Shares canceled                                                          (42,500)             (42)        (105,783)            --
Exercise of warrants, net                                                334,957              335        1,971,012             --
Net loss                                                                    --               --               --               --
                                                                      ----------       ----------       ----------       ----------
Balance at July 31, 1985                                               2,884,843            2,885        6,445,730             --

Issuance of shares under stock grant program                              11,250               12          107,020             --
Issuance of shares under stock bonus plan for
   directors and consultants                                              15,394               15          215,385             --
Exercise of warrants, net                                                 21,565               21           80,977             --
Net loss                                                                    --               --               --               --
                                                                      ----------       ----------       ----------       ----------
Balance at July 31, 1986 (carried forward)                             2,933,052            2,933        6,849,112             --

                                                                       Deficit                           Deferred
                                                                     accumulated                          compen-         Total
                                                                       during                             sation,      stockholders'
                                                                     development      Subscription      restricted        equity
                                                                        stage          Receivable         stock        (deficiency)
                                                                      ----------       ----------       ----------     -----------
Issuance of shares to officers and stockholders for
   equipment, research and  development, and expense reimbursement            --               --              --          213,700
Issuance of shares for organizational legal services                          --               --              --            5,000
Sale of shares for cash, net                                                  --               --              --          108,500
Adjustment for 3 for 2 stock split declared September 8, 1982                 --               --              --             --
Net loss                                                                  (121,486)            --              --         (121,486)
                                                                        ----------       ----------      ----------     ----------
Balance at July 31, 1982                                                  (121,486)            --              --          205,714

Issuance of shares for equipment                                              --               --              --           14,000
Sale of shares to private investors                                           --               --              --           41,250
Sale of shares in public offering, net                                        --               --              --        1,308,446
Issuance of shares under stock grant program                                  --               --              --          110,000
Exercise of warrants, net                                                     --               --              --            3,495
Net loss                                                                  (558,694)            --              --         (558,694)
                                                                        ----------       ----------      ----------     ----------
Balance at July 31, 1983                                                  (680,180)            --              --        1,124,211

Exercise of warrants, net                                                     --               --              --          933,983
Issuance of shares under stock grant program                                  --               --              --          101,219
Issuance of shares under stock bonus plan for
   directors and consultants                                                  --               --              --          385,917
Net loss                                                                (1,421,083)            --              --       (1,421,083)
                                                                        ----------       ----------      ----------     ----------
Balance at July 31, 1984                                                (2,101,263)            --              --        1,124,247

Issuance of shares under stock grant program                                  --               --              --          478,105
Issuance of shares under stock bonus plan
   for directors and consultants                                              --               --              --          879,478
Shares canceled                                                               --               --              --         (105,825)
Exercise of warrants, net                                                     --               --              --        1,971,347
Net loss                                                                (2,958,846)            --              --       (2,958,846)
                                                                        ----------       ----------      ----------     ----------
Balance at July 31, 1985                                                (5,060,109)            --              --        1,388,506

Issuance of shares under stock grant program                                  --               --              --          107,032
Issuance of shares under stock bonus plan for
   directors and consultants                                                  --               --              --          215,400
Exercise of warrants, net                                                     --               --              --           80,998
Net loss                                                                (2,138,605)            --              --       (2,138,605)
                                                                        ----------       ----------      ----------     ----------
Balance at July 31, 1986 (carried forward)                              (7,198,714)            --              --         (346,669)


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                    Common Stock
                                                             ----------------------------      Capital in          Common
                                                               Number of                      excess of par     stock to be
                                                                Shares           Amount           value            issued
                                                             -----------      -----------      -----------      -----------
Balance at July 31, 1986 (brought forward)                     2,933,052      $     2,933        6,849,112             --

Exercise of warrants at $10.00 per share                          14,745               15          147,435             --
Issuance of shares under stock bonus plan
   for directors and consultants                                   5,000                5           74,995             --
Issuance of shares for services                                  250,000              250          499,750             --
Sale of shares to private investors, net                           5,000                5           24,995             --
Net loss                                                            --               --               --               --
                                                             -----------      -----------      -----------      -----------
Balance at July 31, 1987                                       3,207,797            3,208        7,596,287             --

Issuance of shares for legal and consulting services             206,429              207          724,280             --
Issuance of shares under employment incentive program            700,000              700        2,449,300             --
Issuance of shares under stock grant program                      19,000               19           66,481             --
Exercise of options at $3.00 per share                           170,000              170          509,830             --
Issuance of shares for litigation settlement                      12,500               12           31,125             --
Exercise of warrants at $7.06 per share                           63,925               64          451,341             --
Sale of shares to private investors                               61,073               61          178,072             --
Amortization of deferred compensation, restricted stock             --               --               --               --
Net loss                                                            --               --               --               --
                                                             -----------      -----------      -----------      -----------
Balance at July 31, 1988                                       4,440,724            4,441       12,006,716             --

Sale of shares for litigation settlement                         135,000              135        1,074,703             --
Conversion of debentures at $3.00 per share                      133,333              133          399,867             --
Sale of shares to private investors                              105,840              106          419,894             --
Exercise of options at $3.50 per share                             1,000                1            3,499             --
Issuance of shares under employment agreement                    750,000              750        3,749,250             --
Issuance of shares under the 1989 Stock Plan                      30,000               30          149,970             --
Amortization of deferred compensation, restricted stock             --               --               --               --
Net loss                                                            --               --               --               --
                                                             -----------      -----------      -----------      -----------
Balance at July 31, 1989                                       5,595,897            5,596       17,803,899             --

Issuance of shares for legal and consulting services              52,463               52          258,725             --
Issuance of shares under the 1989 Stock Plan                      56,000               56          335,944             --
Sale of shares for litigation settlement                          50,000               50          351,067             --
Exercise of options at $3.00 - $3.50 per share                   105,989              106          345,856             --
Sale of shares to private investors                               89,480               90          354,990             --
Issuance of shares under employment agreement                    750,000              750        3,749,250             --
Conversion of debentures at $5.00 per share                      100,000              100          499,900             --
Amortization of deferred compensation, restricted stock             --               --               --               --
Net loss                                                            --               --               --               --
                                                             -----------      -----------      -----------      -----------
Balance at July 31, 1990 (carried forward)                     6,799,829            6,800       23,699,631             --

                                                               Deficit                           Deferred
                                                             accumulated                          compen-            Total
                                                               during                             sation,         stockholders'
                                                             development      Subscription      restricted           equity
                                                                stage          Receivable         stock           (deficiency)
                                                             -----------       -----------      -----------       -----------
Balance at July 31, 1986 (brought forward)                    (7,198,714)             --               --            (346,669)

Exercise of warrants at $10.00 per share                            --                --               --             147,450
Issuance of shares under stock bonus plan
   for directors and consultants                                    --                --               --              75,000
Issuance of shares for services                                     --                --               --             500,000
Sale of shares to private investors, net                            --                --               --              25,000
Net loss                                                      (2,604,619)             --               --          (2,604,619)
                                                             -----------       -----------      -----------       -----------
Balance at July 31, 1987                                      (9,803,333)             --               --          (2,203,838)

Issuance of shares for legal and consulting services                --                --               --             724,487
Issuance of shares under employment incentive program               --                --         (2,450,000)             --
Issuance of shares under stock grant program                        --                --               --              66,500
Exercise of options at $3.00 per share                              --                --               --             510,000
Issuance of shares for litigation settlement                        --                --               --              31,137
Exercise of warrants at $7.06 per share                             --                --               --             451,405
Sale of shares to private investors                                 --                --               --             178,133
Amortization of deferred compensation, restricted stock             --                --            449,167           449,167
Net loss                                                      (3,272,773)             --               --          (3,272,773)
                                                             -----------       -----------      -----------       -----------
Balance at July 31, 1988                                     (13,076,106)             --         (2,000,833)       (3,065,782)

Sale of shares for litigation settlement                            --                --               --           1,074,838
Conversion of debentures at $3.00 per share                         --                --               --             400,000
Sale of shares to private investors                                 --                --               --             420,000
Exercise of options at $3.50 per share                              --                --               --               3,500
Issuance of shares under employment agreement                       --                --         (3,750,000)             --
Issuance of shares under the 1989 Stock Plan                        --                --           (150,000)             --
Amortization of deferred compensation, restricted stock             --                --          1,050,756         1,050,756
Net loss                                                      (2,952,869)             --               --          (2,952,869)
                                                             -----------       -----------      -----------       -----------
Balance at July 31, 1989                                     (16,028,975)             --         (4,850,077)       (3,069,557)

Issuance of shares for legal and consulting services                --                --               --             258,777
Issuance of shares under the 1989 Stock Plan                        --                --           (336,000)             --
Sale of shares for litigation settlement                            --                --               --             351,117
Exercise of options at $3.00 - $3.50 per share                      --                --               --             345,962
Sale of shares to private investors                                 --                --               --             355,080
Issuance of shares under employment agreement                       --                --         (3,750,000)             --
Conversion of debentures at $5.00 per share                         --                --               --             500,000
Amortization of deferred compensation, restricted stock             --                --          3,015,561         3,015,561
Net loss                                                      (4,860,116)             --               --          (4,860,116)
                                                             -----------       -----------      -----------       -----------
Balance at July 31, 1990 (carried forward)                   (20,889,091)             --         (5,920,516)       (3,103,176)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                              Common Stock
                                                                        --------------------------      Capital in        Common
                                                                         Number of                     excess of par     stock to be
                                                                          Shares          Amount          value            issued
                                                                        ----------      ----------      ----------       ----------
Balance at July 31, 1990 (brought forward)                               6,799,829      $    6,800      23,699,631             --

Exercise of options at $6.50 per share                                      16,720              16         108,664             --
Issuance of shares for legal consulting services                            87,000              87         358,627             --
Issuance of shares under the 1989 Stock Plan                               119,000             119         475,881             --
Amortization of deferred compensation, restricted stock                       --              --              --               --
Net loss                                                                      --              --              --               --
                                                                        ----------      ----------      ----------       ----------
Balance at July 31, 1991                                                 7,022,549           7,022      24,642,803             --

Exercise of options at $3.50 per share                                       1,000               1           3,499             --
Sale of shares to private investors                                         70,731              71         219,829             --
Conversion of debentures at $5.00 per share                                 94,000              94         469,906             --
Issuance of shares for services                                             45,734              46         156,944             --
Issuance of shares under the 1989 Stock Plan                               104,000             104         285,896             --
Amortization of deferred compensation, restricted stock                       --              --              --               --
Net loss                                                                      --              --              --               --
                                                                        ----------      ----------      ----------       ----------
Balance at July 31, 1992                                                 7,338,014           7,338      25,778,877             --

Sale of share to private investors                                         352,667             353         735,147             --
Issuance of shares for legal services                                       49,600              50         132,180             --
Issuance of shares for services                                              5,000               5           9,995             --
Issuance of shares under the 1989 Stock Plan                               117,000             117         233,883             --
Amortization of deferred compensation, restricted stock                       --              --              --               --
Net loss                                                                      --              --              --               --
                                                                        ----------      ----------      ----------       ----------
Balance at July 31, 1993                                                 7,862,281           7,863      26,890,082             --

Conversion of debentures at $2.75 per share to $6.00 per share             425,400             425       1,701,575             --
Sale of shares to private investors, net                                   743,000             743       1,710,048             --
Conversion of short-term borrowings                                         72,800              73         181,927             --
Issuance of shares for services                                             16,200              16          43,334             --
Issuance of shares under the 1989 Stock Plan, for services                   5,000               5          14,995             --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                      --              --         3,194,969             --
Repurchase of stock options from related party                                --              --          (198,417)            --
Issuance of options upon conversion of accrued interest                       --              --           142,441             --
Common stock to be issued                                                     --              --              --             50,000
Amortization of deferred compensation, restricted stock                       --              --              --               --
Net loss                                                                      --              --              --               --
                                                                        ----------      ----------      ----------       ----------
Balance at July 31, 1994 (carried forward)                               9,124,681           9,125      33,680,954           50,000

                                                                         Deficit                         Deferred
                                                                       accumulated                        compen-         Total
                                                                         during                           sation,      stockholders'
                                                                       development     Subscription     restricted        equity
                                                                          stage         Receivable        stock         (deficiency)
                                                                       ----------       ----------      ----------      -----------
Balance at July 31, 1990 (brought forward)                             (20,889,091)           --        (5,920,516)    (3,103,176)

Exercise of options at $6.50 per share                                       --               --              --          108,680
Issuance of shares for legal consulting services                             --               --              --          358,714
Issuance of shares under the 1989 Stock Plan                                 --               --          (476,000)          --
Amortization of deferred compensation, restricted stock                      --               --         2,891,561      2,891,561
Net loss                                                               (5,202,302)            --              --       (5,202,302)
                                                                       ----------       ----------      ----------     ----------
Balance at July 31, 1991                                               (26,091,393)           --        (3,504,955)    (4,946,523)

Exercise of options at $3.50 per share                                       --               --              --            3,500
Sale of shares to private investors                                          --               --              --          219,900
Conversion of debentures at $5.00 per share                                  --               --              --          470,000
Issuance of shares for services                                              --               --              --          156,990
Issuance of shares under the 1989 Stock Plan                                 --               --          (286,000)          --
Amortization of deferred compensation, restricted stock                      --               --         3,046,726      3,046,726
Net loss                                                               (4,772,826)            --              --       (4,772,826)
                                                                       ----------       ----------      ----------     ----------
Balance at July 31, 1992                                               (30,864,219)           --          (744,229)    (5,822,233)

Sale of share to private investors                                           --               --              --          735,500
Issuance of shares for legal services                                        --               --              --          132,230
Issuance of shares for services                                              --               --           (10,000)          --
Issuance of shares under the 1989 Stock Plan                                 --               --          (234,000)          --
Amortization of deferred compensation, restricted stock                      --               --           664,729        664,729
Net loss                                                               (2,357,350)            --              --       (2,357,350)
                                                                       ----------       ----------      ----------     ----------
Balance at July 31, 1993                                               (33,221,569)           --          (323,500)    (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per share               --               --              --        1,702,000
Sale of shares to private investors, net                                     --               --              --        1,710,791
Conversion of short-term borrowings                                          --               --              --          182,000
Issuance of shares for services                                              --               --              --           43,350
Issuance of shares under the 1989 Stock Plan, for services                   --               --              --           15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                     --               --              --        3,194,969
Repurchase of stock options from related party                               --               --              --         (198,417)
Issuance of options upon conversion of accrued interest                      --               --              --          142,441
Common stock to be issued                                                    --               --              --           50,000
Amortization of deferred compensation, restricted stock                      --               --           265,000        265,000
Net loss                                                               (2,234,428)            --              --       (2,234,428)
                                                                       ----------       ----------      ----------     ----------
Balance at July 31, 1994 (carried forward)                             (35,455,997)           --           (58,500)    (1,774,418)

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                              Common Stock
                                                                        --------------------------      Capital in        Common
                                                                         Number of                     excess of par     stock to be
                                                                          Shares          Amount          value            issued
                                                                        ----------      ----------      ----------       ----------
Balance at July 31, 1994 (brought forward)                               9,124,681      $    9,125      33,680,954          50,000

Sale of shares to private investors, net                                   961,000             961       2,023,241         (50,000)
Conversion of short-term borrowings                                         17,600              17          43,983            --
Issuance of shares for services                                             30,906              31          77,234            --
Exercise of options at $2.27 - $2.50 per share                             185,000             185         437,015            --
Common stock to be issued                                                     --              --              --           339,008
Common stock to be issued, for services                                       --              --              --             4,800
Amortization of deferred compensation, restricted stock                       --              --              --              --
Net loss                                                                      --              --              --              --
                                                                        ----------      ----------      ----------      ----------
Balance at July 31, 1995                                                10,319,187          10,319      36,262,427         343,808

Sale of shares to private investors, net                                 2,953,327           2,953       8,969,655        (339,008)
Issuance of shares for services                                             19,995              20          70,858          (4,800)
Exercise of options at $2.50 - $3.87 per share                             566,700             567       1,657,633            --
Sale of warrants                                                              --              --            12,084            --
Issuance of options/warrants for services                                     --              --            50,872            --
Common stock to be issued                                                     --              --              --           258,335
Subscription receivable                                                       --              --              --              --
Net loss                                                                      --              --              --              --
                                                                        ----------      ----------      ----------      ----------
Balance at July 31, 1996                                                13,859,209          13,859      47,023,529         258,335

Sale of shares to private investors, net                                   112,000             112         503,888            --
Issuance of options for services                                              --              --            76,504            --
Exercise of options at $2.45 - $4.00 per share, net                        729,134             729       2,620,359        (258,335)
Exercise of  warrants at $5.00 per share, net                              147,450             148         737,102            --
Net loss                                                                      --              --              --              --
                                                                        ----------      ----------      ----------      ----------
Balance at July 31, 1997                                                14,847,793          14,848      $50,961,382           --

Sale of shares to private investors, net                                 2,337,150           2,337       4,199,877            --
Issuance of options for services                                              --              --           199,954            --
Exercise of warrants at $2.20 - $2.50 per share                              4,950               5          11,080            --
Issuance of shares for services                                             50,000              50          99,950            --
Net loss                                                                      --              --              --              --
                                                                        ----------      ----------      ----------      ----------
Balance at July 31, 1998                                                17,239,893      $   17,240      $55,472,243     $     --
                                                                        ==========      ==========      ==========      ==========

                                                                 Deficit                              Deferred
                                                               accumulated                            compen-             Total
                                                                 during                               sation,          stockholders'
                                                               development       Subscription        restricted           equity
                                                                  stage           Receivable           stock           (deficiency)
                                                              ------------       ------------       ------------       ------------
Balance at July 31, 1994 (brought forward)                     (35,455,997)              --              (58,500)        (1,774,418)

Sale of shares to private investors, net                              --                 --                 --            1,974,202
Conversion of short-term borrowings                                   --                 --                 --               44,000
Issuance of shares for services                                       --                 --                 --               77,265
Exercise of options at $2.27 - $2.50 per share                        --                 --                 --              437,200
Common stock to be issued                                             --                 --                 --              339,008
Common stock to be issued, for services                               --                 --                 --                4,800
Amortization of deferred compensation, restricted stock               --                 --               58,500             58,500
Net loss                                                        (1,993,123)              --                 --           (1,993,123)
                                                              ------------       ------------       ------------       ------------
Balance at July 31, 1995                                       (37,449,120)              --                 --             (832,566)

Sale of shares to private investors, net                              --                 --                 --            8,633,600
Issuance of shares for services                                       --                 --                 --               66,078
Exercise of options at $2.50 - $3.87 per share                        --                 --                 --            1,658,200
Sale of warrants                                                      --                 --                 --               12,084
Issuance of options/warrants for services                             --                 --                 --               50,872
Common stock to be issued                                             --                 --                 --              258,335
Subscription receivable                                               --             (254,185)              --             (254,185)
Net loss                                                        (2,942,152)              --                 --           (2,942,152)
                                                              ------------       ------------       ------------       ------------
Balance at July 31, 1996                                       (40,391,272)          (254,185)              --            6,650,266

Sale of shares to private investors, net                              --                 --                 --              504,000
Issuance of options for services                                      --                 --                 --               76,504
Exercise of options at $2.45 - $4.00 per share, net                   --              254,185               --            2,616,938
Exercise of  warrants at $5.00 per share, net                         --                 --                 --              737,250
Net loss                                                        (5,018,867)              --                 --           (5,018,867)
                                                              ------------       ------------       ------------       ------------
Balance at July 31, 1997                                       (45,410,139)              --                 --            5,566,091

Sale of shares to private investors, net                              --                 --                 --            4,202,214
Issuance of options for services                                      --                 --                 --              199,954
Exercise of warrants at $2.20 - $2.50 per share                       --                 --                 --               11,085
Issuance of shares for services                                       --                 --                 --              100,000
Net loss                                                        (6,387,506)              --                 --           (6,387,506)
                                                              ------------       ------------       ------------       ------------
Balance at July 31, 1998                                      $(51,797,645)      $       --         $       --         $  3,691,838
                                                              ============       ============       ============       ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                         Years ended July 31, 1998, 1997
                          and 1996, and the Period from
                                 August 24, 1981
                      (Date of Inception) to July 31, 1998

                                                                     August 24,
                                                                     1981 (date
                                                                     of incep-
                                                                      tion) to
                                                                      July 31,
                                                                        1998             1998             1997             1996
                                                                    ------------     ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                          $(51,797,645)      (6,387,506)      (5,018,867)      (2,942,152)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Gain on sale of marketable securities                             (25,963)            --               --               --
       Depreciation and amortization                                   1,222,864          102,836           72,799           69,236
       Loss on disposal of property and equipment                         18,926             --               --               --
       Noncash operating expenses                                      5,164,419          199,954           76,504          116,950
       Amortization of deferred compensation                          11,442,000             --               --               --
       Amortization of organization costs                                  4,590             --               --               --
       Changes in assets and liabilities:
         (Increase) decrease  in loan receivable,
           related party                                                    --               --            112,250         (112,250)
         (Increase) decrease in prepaid expenses                        (117,187)          47,919         (101,256)         (25,243)
         (Increase) decrease in other assets                              36,184             --             31,877          (24,176)
         Increase (decrease) in loans and
           interest payable, related party                               744,539             --               --           (138,638)
         Increase in accounts payable                                    893,305          438,336          188,168            6,314
         Increase (decrease) in accrued payroll
           and expenses, related parties                               2,348,145             --               --           (414,996)
         Increase in accrued expenses                                  1,634,411          399,057          531,628           60,436
                                                                    ------------     ------------     ------------     ------------
             Net cash used in operating
               activities                                            (28,431,412)      (5,199,404)      (4,106,897)      (3,404,519)
                                                                    ------------     ------------     ------------     ------------

Cash flows from investing activities:
       Purchase of marketable securities                                (290,420)            --               --               --
       Proceeds from sale of marketable equity securities                316,383             --               --               --
       Purchase of property and equipment                             (1,369,261)         (75,315)        (252,066)         (45,693)
       Patent costs                                                      (97,841)            --               --               --
                                                                    ------------     ------------     ------------     ------------

             Net cash used in investing
               activities                                             (1,441,139)         (75,315)        (252,066)         (45,693)
                                                                    ------------     ------------     ------------     ------------

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued


                                                                     August 24,
                                                                     1981 (date
                                                                     of incep-
                                                                      tion) to
                                                                      July 31,
                                                                        1998             1998             1997             1996
                                                                    ------------     ------------     ------------     ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                               $    849,500             --               --               --
  Payment of short-term borrowings                                      (623,500)            --               --               --
  Increase in loans payable, related party, net                        2,628,868             --               --               --
  Proceeds from bank debt and other long-term debt,
    net of deferred debt costs                                         2,410,883             --              4,200           29,540
  Reduction of bank debt and long-term debt                           (2,909,553)      (1,381,416)         (92,578)        (153,947)
  Proceeds from common stock to be issued                                433,358             --               --             44,350
  Proceeds from issuance of common stock, net                         26,374,775        4,202,214          504,000        8,605,484
  Proceeds from exercise of stock options and warrants, net            5,460,673           11,085        3,354,188        1,658,200
  Proceeds from issuance of convertible debentures                       347,000             --               --               --
                                                                    ------------     ------------     ------------     ------------
       Net cash provided by financing
       activities                                                     34,972,004        2,831,883        3,769,810       10,183,627
                                                                    ------------     ------------     ------------     ------------

       Net increase (decrease) in cash and cash equivalents            5,099,453       (2,442,836)        (589,153)       6,733,415
Cash and cash equivalents at beginning of period                            --          7,542,289        8,131,442        1,398,027
                                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at end of period                          $  5,099,453        5,099,453        7,542,289        8,131,442
                                                                    ============     ============     ============     ============

Supplemental disclosure of cash flow information - interest paid    $  1,646,355           21,782          134,845          130,224
                                                                    ============     ============     ============     ============
Noncash financing activities:
  Issuance of convertible subordinated debenture
        for loan payable to officer                                 $  2,725,000             --               --               --
                                                                    ============     ============     ============     ============
  Issuance of common stock upon the conversion of
        convertible subordinated debentures, related party          $  2,945,000             --               --               --
                                                                    ============     ============     ============     ============

  Conversion of short-term borrowings to common stock               $    226,000             --               --               --
                                                                    ============     ============     ============     ============

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       Statements of Cash Flows, Continued



                                                                     August 24,
                                                                     1981 (date
                                                                     of incep-
                                                                      tion) to
                                                                      July 31,
                                                                        1998             1998             1997             1996
                                                                    ------------     ------------     ------------     ------------
Conversion of accrued interest, payroll and expenses
    by related parties to stock options                             $  3,194,969             --               --               --
                                                                    ============     ============     ============     ============

Repurchase of stock options from related party                      $   (198,417)            --               --               --
                                                                    ============     ============     ============     ============

Conversion of accrued interest to stock options                     $    142,441             --               --               --
                                                                    ============     ============     ============     ============

Conversion of accounts payable to common stock                      $    177,265          100,000             --               --
                                                                    ============     ============     ============     ============

Conversion of notes payable, bank and accrued interest to
    long-term debt                                                  $  1,699,072             --               --               --
                                                                    ============     ============     ============     ============

Conversion of loans and interest payable, related
    party and accrued payroll and expenses,
    related parties to long-term accrued
    payroll and other, related party                                $  1,863,514             --               --               --
                                                                    ============     ============     ============     ============

Issuance of common stock upon the conversion of
    convertible subordinated debentures, other                      $    127,000             --               --               --
                                                                    ============     ============     ============     ============



       See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

                    Years ended July 31, 1998, 1997 and 1996
                      and the Period From August 24, 1981
                      (Date of Inception) to July 31, 1998

(1)  Summary of Significant Accounting Policies

     Business Description

     Alfacell Corporation (the "Company") was incorporated in Delaware on August 24, 1981 for the purpose of engaging in the discovery, investigation and development of a new class of anti-cancer drugs and anti-viral agents. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

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

     Use of Estimates

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

     Fair Value of Financial Instruments

     For all financial instruments, their carrying value approximates fair value due to the short maturity of those instruments.

     Earnings Per Common Share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," became effective for financial statements for periods ending after December 15, 1997, and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,911,557, 4,592,631 and 5,584,476 at July 31,
     1998, 1997 and 1996, respectively. The Company restated all prior period amounts to reflect these calculations.

     Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. SFAS No. 121 has not had a material impact on the Company's financial position, operating results or cash flows.

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



                                                                     (Continued)
                                      F-15

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(2)  Liquidity

     The Company has reported net losses of $6,387,506, $5,018,867, and $2,942,152 for the fiscal years ended July 31, 1998, 1997 and 1996, respectively. The loss from date of inception, August 24, 1981, to July 31, 1998 amounts to $51,797,645. Also, the Company has limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Based upon reduced spending levels as described below, the Company believes that its cash and cash equivalents as of July 31, 1998 will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1999. However, there can be no assurance that the Company will be able to successfully implement these reduced spending measures.

     The Company is currently taking steps to significantly reduce the amount of cash used to fund ongoing operations. These steps include postponement of certain clinical and regulatory costs associated with preparation of an NDA for ONCONASE, closing its Phase III program for advanced pancreatic cancer and postponement of planned clinical trials for ONCONASE in indications other than unresectable malignant mesothelioma. The Company's continued operations will depend on its ability to raise additional funds through various sources, including collaborative agreements or strategic alliances. However, there can be no assurance that such additional funds will become available. The Company does not anticipate it will be able to raise additional capital through equity markets in the near future because of the termination of its Phase III clinical trials for pancreatic cancer. Over the longer term, the ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time may be dependent upon other factors including without limitation market conditions, and there can be no assurance that such funds will be available. Preliminary results of the Phase III trial are expected in the second calendar quarter of 1999. The Company is currently exploring various strategic alternatives for its business and research and development operations.

(3)  Property and Equipment

     Property and equipment, at cost, consists of the following at July 31:


                                                  1998              1997
                                               ----------        ----------

     Laboratory equipment                      $  755,040           702,481
     Office equipment                             290,764           271,866
     Leasehold improvements                        97,833            93,975
                                               ----------        ----------
                                               $1,143,637         1,068,322
                                               ==========        ==========

                                                                     (Continued)
                                      F-16

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(4)  Long-term Debt

     Long-term debt consists of the following at July 31:

                                                                            1998          1997
                                                                         ----------    ----------
     First Union National Bank, New Jersey, interest of 8.375%           $     --      $1,373,090

     Notes payable, interest at 8.45%, maturing through
          July 1999, secured by equipment                                     1,520         2,916

     Note payable in monthly installments of $729, including
          principal and interest commencing April 1996 and each month
          thereafter until May 2000, secured by equipment                    14,382        21,312
                                                                         ----------    ----------
                                                                             15,902     1,397,318
     Less current portion                                                     9,175     1,381,416
                                                                         ----------    ----------
                                                                         $    6,727    $   15,902
                                                                         ==========    ==========

     Principal maturities for the next two years ending July 31, are as follows:


                        1999                         $         9,175
                        2000                                   6,727
                                                     ---------------
                                                     $        15,902
                                                     ===============

     On October 3, 1997, the entire principal balance of the term loan including accrued interest was paid in full in the amount of $1,376,646.

(5)  Leases

     The Company leases its facility under a five-year operating lease which is due to expire on December 31, 2001. The annual rental obligation, which commenced January 1, 1997, is $96,775 and is subject to annual escalation amounts. Rent expense charged to operations was $97,000, $76,000, and $66,000 in 1998, 1997 and 1996, respectively.

     Future minimum lease payments under noncancellable leases for the next four years ending July 31 are as follows:


                                                  Operating
                                                   leases
                                                 -----------
                        1999                     $   107,754
                        2000                         127,497
                        2001                         136,000
                        2002                          56,667




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

     On September 1, 1987, the Board of Directors approved new wage contracts for three officers. The contracts provided for the issuance of 700,000 shares of common stock as an inducement for signing. The fair value of these shares was recorded as deferred compensation and was amortized over the term of the employment agreements. The contracts also provided for the issuance of 1,500,000 shares of common stock in 750,000 increments upon the occurrence of certain events. These shares were issued during the fiscal years ended July 31, 1989 and 1990 and the fair value of such shares was recorded as deferred compensation and was amortized over the remaining term of the employment agreements. The contracts also provided for five-year options to purchase 750,000 shares of common stock at $3.00 per share; options for the purchase of 170,000 shares were exercised on June 16, 1988 and the remaining options for the purchase of 580,000 shares expired on September 2, 1992.

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

     In September 1994, the Company completed a private placement resulting in the issuance of 288,506 shares of common stock and three-year warrants to purchase 288,506 shares of common stock at an exercise price of $5.50 per share. The warrants expired during fiscal 1998. The common stock and warrants were sold in units consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. The price per unit was $50,000. The Company received proceeds of approximately $545,000, net of costs associated with the placement of approximately $55,000 and the conversion of certain debt by creditors of $121,265 into equivalent private placement units of 17,600 shares for conversion of short-term borrowings and 30,906 shares issued for services rendered. In October 1994, an additional two units at $50,000 per unit were sold to a private investor under the same terms as the September 1994 private placement resulting in the issuance of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock. The warrants expired during fiscal 1998.

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

     On September 29, 1995, the Company completed a private placement resulting in the issuance of 1,925,616 shares of common stock and three-year warrants to purchase an aggregate of 55,945 shares of common stock at an exercise price of $4.00 per share. Of these shares 1,935 were issued for services rendered to the Company. The common stock was sold alone at per share prices ranging from $2.00 to $3.70, and in combination with warrants at per unit prices ranging from $4.96 to $10.92, which related to the number of warrants contained in the unit. The Company received proceeds of approximately $4.1 million, including $1,723,000 for approximately 820,000 shares received during the fiscal year ended July 31, 1995. The warrants expired in October 1998.

     As consideration for the extension of the Company's term loan agreement with its bank, the Company granted the bank a warrant to purchase 10,000 shares of common stock at an exercise price of $4.19. The warrants were issued as of October 1, 1995 and expired on August 31, 1997.

     In June 1996, the Company sold in a private placement 1,515,330 shares of common stock and three-year warrants to purchase 313,800 shares of common stock at an exercise price of $7.50 per share. Of these shares, 12,000 were issued for services rendered to the Company. The common stock was sold alone at a per share price of $3.70, in combination with warrants at a per unit price of $12.52 and warrants were sold alone at a per warrant price of $1.42. Each unit consisted of three shares of common stock and one warrant. The Company received proceeds of approximately $5.7 million. The warrants will expire in August and September 1999.

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

     In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events: 25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United
     States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE in the United States. The Company recorded research and development expense of $48,604 which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 1997.

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

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of July 31, 1998, the Company recorded general and administrative expense of $48,900, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.



                                                                     (Continued)
                                      F-23

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity (Continued)

     In October 1997, the Company issued 12,000 five-year stock options to a consultant with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vest monthly and are to be amortized over a one-year period which commenced in October 1997. In May 1998, the Company terminated the services of the consultant which resulted in the cancellation of 5,000 options. The Company recorded a total research and development expense for the remaining 7,000 options in the amount of $15,800, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

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

     On January 23, 1998 the Securities and Exchange Commission (the "SEC") declared effective a registration statement for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions.

     In February 1998, the Company completed the February 1998 Private Placement primarily to institutional investors which resulted in the issuance of 1,168,575 units at a unit price of $4.00. Each unit consisted of two (2) shares of the Company's common stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of common stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,202,000, net of costs associated with the private placement of approximately $472,000. The placement agent also received warrants to purchase an additional 116,858 units comprised of the same securities sold to investors at an exercise price of $4.40 per unit as part of its compensation.

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

     In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which


                                                                     (Continued)
                                      F-24

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity (Continued)

     vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $138,100 is being amortized over a five-year period which commenced in March 1998. As of July 31, 1998, the Company recorded general and administrative expense of $24,700, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

     On April 20, 1998 the SEC declared effective a registration statement for the offer and sale by certain stockholders of up to 3,918,299 shares of common stock. Of these shares (i) an aggregate of 2,337,150 shares of Common Stock were issued to the private placement investors in the February 1998 Private Placement, (ii) an aggregate of 1,168,575 shares may be issued upon exercise of the Warrants which were issued to the private placement investors in the February 1998 Private Placement, (iii) 350,574 shares may be issued upon the exercise of the Placement Agent Warrant which was issued to the placement agent in the February 1998 Private Placement and the Warrants issuable upon exercise of the Placement Agent Warrant, (iv) 50,000 shares of Common Stock were issued to a Supplier in connection with conversion of an outstanding accounts payable, and (v) 12,000 shares may be issued upon the exercise of options which were issued as payment for services to be rendered.

     During the fiscal year ended July 31, 1998, the Company issued 833 three-year stock options as payment for services rendered in August 1997. The options vested thirty days from the issuance date and have an exercise price of $4.47 per share. The total general and administrative expense recorded for these options was $1,700, based upon the fair value of such options on the date of issuance.

     During the fiscal  year ended July 31,  1998,  the  Company  issued  15,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. An equal portion of these options vest monthly and a total general and administrative expense of $30,000 is being amortized over a one-year period which commenced September 1997. The Company also issued 5,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. Of these options, 833 vested monthly for five months commencing September 30, 1997 and 835 vested on the last day of the sixth month. Total general and administrative expense of $9,700 is being amortized over a six-month period which commenced September 1997. As of July 31, 1998, the Company recorded general and administrative expense of $37,100, based upon the fair value of the 20,000 stock options on the date of the issuance, amortized on a straight-line basis over the vesting periods of the grants.

     During the fiscal year ended July 31, 1998, 4,950 shares of Common Stock were issued upon the exercise of warrants by unrelated parties resulting in net proceeds of approximately $11,100 to the Company. The exercise prices of the warrants ranged from $2.20 to $2.50 per share.

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



                                                                     (Continued)
                                      F-25

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(7)  Common Stock Warrants (Continued)

     The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 1998:

                                                                  Warrants         Exercise Price                Expiration
                                                                  --------         --------------                ----------
       Sold in March 1994 Private Placement                        800,000          $   5.00                   3/21/97 to 6/21/97

       Outstanding at July 31, 1994                                800,000              5.00                   3/21/97 to 6/21/97

       Sold in September 1994 Private Placement                    288,506              5.50                   12/9/97 to 12/14/97
       Sold in October 1994 Private Placement                       40,000              5.50                   1/21/98
       Sold in September 1995 Private Placement                     47,405              4.00                   10/1/98
                                                                ----------

       Outstanding and exercisable at July 31, 1995              1,175,911           4.00 - 5.50               3/21/97 to 10/1/98

       Issued to bank in connection with an amendment to the
             Company's term loan                                    10,000              4.19                   8/31/97
       Sold in September 1995 Private Placement                      8,540              4.00                   10/1/98
       Sold in June 1996 Private Placement                         313,800              7.50                   8/29/99 to 9/10/99
                                                                ----------

       Outstanding and exercisable at July 31, 1996              1,508,251           4.00 - 7.50               3/21/97 to 9/10/99

       Exercised                                                   147,450              5.00                   3/21/97 to 6/21/97
       Expired                                                     652,550              5.00                   3/21/97 to 6/21/97
                                                                ----------

       Outstanding and exercisable at July 31, 1997                708,251           4.00 - 7.50               12/9/97 to 9/10/99

       Sold in February 1998 Private Placement                   1,168,575              2.50                   5/19/01
       Issued to the Placement Agent in connection with the
             February 1998 Private Placement (see note 6)          350,574           2.20 - 2.50               5/19/01
       Exercised                                                     4,950           2.20 - 2.50               5/19/01
       Expired                                                     338,506           4.19 - 5.50               8/31/97 to 1/21/98
                                                                ----------

       Outstanding and exercisable at July 31, 1998              1,883,944           2.20 - 7.50               10/1/98 to 5/19/01
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

     1997 Stock Option Plan

     The Company's stockholders approved the 1997 stock option plan totaling 2,000,000 shares, which provide that options maybe granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.


                                                                     (Continued)
                                      F-26

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options (Continued)

     The following table summarizes stock option activity for the period August 1, 1994 to July 31, 1998 including options issued under the 1997 and 1993 stock option plans and the 1989 stock plan:


                                                               Weighted Average
                              Shares Available                Exercise Price Per
                                 for Grant         Shares          Share
                                 ---------         ------          -----
Balance August 1, 1994           1,926,841        5,935,337        $3.76
     Granted                      (818,850)         818,850         2.60
     Exercised                        --           (185,000)        2.36
     Canceled                         --         (1,897,500)        4.30
                                ----------       ----------
Balance July 31, 1995            1,107,991        4,671,687         3.39
     Granted                      (296,205)         296,205         3.99
     Exercised                        --           (656,334)        2.92
     Canceled                        6,500         (235,333)        4.89
                                ----------       ----------
Balance July 31, 1996              818,286        4,076,225         3.43
     1997 Plan                   2,000,000             --           --
     Granted                      (932,500)         932,500         4.90
     Exercised                        --           (639,500)        3.82
     Canceled                      484,845         (484,845)        4.70
                                ----------       ----------
Balance July 31, 1997            2,370,631        3,884,380         3.56
     Granted                      (234,333)         234,333         3.31
     Canceled                       91,100          (91,100)        3.81
                                ----------       ----------
Balance July 31, 1998            2,227,398        4,027,613         3.54
                                ==========       ==========        =====

     The options outstanding at July 31, 1998 will expire between August 31, 1998 and July 6, 2008.

     The weighted-average fair value per option at the date of grant for options granted during the fiscal years 1998, 1997 and 1996 were $2.03, $3.02 and $2.67, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:


                                              1998        1997        1996
                                             -------     -------     -------

     Expected dividend yield                       0%          0%          0%
     Risk-free interest rate                    6.00%       6.00%       6.00%
     Expected stock price volatility           88.15%      59.78%      65.86%
     Expected term until exercise (years)       6.17        6.20        5.44







                                                                     (Continued)
                                      F-27

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options (Continued)

     Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded in 1998 and 1997 are as follows:

                                   1998              1997              1996
                              -------------     -------------     -------------
     Net Loss:
       As reported            $  (6,387,506)    $  (5,018,867)    $  (2,942,152)
       Pro forma                 (6,697,066)       (5,724,076)       (3,297,152)
     Loss per common share:
       As reported            $       (0.40)    $       (0.34)    $       (0.25)
       Pro forma                      (0.42)            (0.39)            (0.28)

     The pro forma effects on net loss and loss per share for 1998, 1997 and 1996 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

     The following table summarizes information concerning options outstanding at July 31, 1998:

                               Options Outstanding                                   Options Exercisable
      ------------------------------------------------------------------          --------------------------
                                        Weighted Average        Weighted                            Weighted
        Range of            Number         Remaining             Average             Number          Average
        Exercise          Outstanding     Contractual           Exercise           Exercisable      Exercise
         Prices            at 7/31/98     Term (Years)            Price            at 7/31/98        Price
      ------------         ----------     ------------            -----           ------------      --------
      $2.00 - 2.99            370,250         3.21                $2.63                282,750       $2.60
       3.00 - 3.99          2,599,920         3.13                 3.20              2,371,420        3.20
       4.00 - 4.99            751,193         3.24                 4.39                606,443        4.39
       5.00 - 5.99            261,250         3.68                 5.11                151,250        5.07
       6.00 - 6.99             45,000         4.42                 6.97                  5,000        6.97
       ===========         ----------         ====                 ====            -----------        ====
                            4,027,613                                                3,456,863
                           ==========                                              ===========

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

                    Notes to Financial Statements, Continued


(8)  Stock Options (Continued)

     Non-Qualified Stock Options

     The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                          Shares     Price Range
                                                          ------     -----------
Granted                                                 1,782,000    $3.00-3.87
Exercised                                                (276,989)    3.00-3.50
Canceled                                                 (106,000)    3.00-3.50
Expired                                                  (649,011)    3.00-3.50
Granted pursuant to conversion of certain liabilities:
  Related party                                         1,324,014          3.20
  Unrelated party                                          73,804          3.20
Repurchased stock options                                (102,807)         3.20
                                                       ----------
Balance at July 31, 1994                                2,045,011     3.20-3.87
                                                       ==========    ==========

     In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:


                                                          Shares     Price Range
                                                          ------     -----------

       Granted (42,167 options were repriced
         and extended as described in note 8)              894,887    $2.50-7.00

       Exercised                                           (81,000)    3.97-6.50
       Expired                                            (201,720)    3.97-6.50
                                                        ----------
       Balance at July 31, 1994                            612,167     2.50-7.00
                                                        ==========    ==========

     1989 Stock Plan

     On February 14, 1989, the Company adopted the Alfacell Corporation 1989 Stock Plan (the "1989 Stock Plan"), pursuant to which the Board of Directors could issue awards, options and grants. The maximum number of shares of common stock that could have been issued pursuant to the option plan was 2,000,000.

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




                                                                     (Continued)
                                      F-29

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options (Continued)

     The stock option activity is as follows:

                                                     Shares         Price Range
                                                     ------         -----------
     Granted, February 14, 1989                     3,460,000       $3.50-5.00
     Options issued in connection with share
       purchase                                        36,365           2.75
     Expired                                       (1,911,365)       2.75-5.00
      Canceled                                        (10,000)          5.00
                                                   ----------
     Balance at July 31, 1994                       1,575,000        3.50-5.00
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

(9)  Stock Grant and Compensation Plans

     The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:

       Year                                                           Amount
      ended                                       Fair                  of
     July 31,              Shares                Value             Compensation
     --------              ------                -----             ------------
       1983                20,000            $    5.50              $  110,000
       1984                19,750                5.125                 101,219
       1985                48,332             5.125-15.00              478,105
       1986                11,250             5.125-15.00              107,032
       1988                19,000                 3.50                   6,500
                           ======            ============           ==========

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

       Year                                                           Amount
      ended                                       Fair                  of
     July 31,              Shares                Value             Compensation
     --------              ------                -----             ------------

       1984                130,250          $ 2.50-3.88             $  385,917
       1985                 99,163           3.50-15.00                879,478
       1985                (42,500)             2.50                  (105,825)*
       1986                 15,394           9.65-15.00                215,400
       1987                  5,000              15.00                   75,000
                           =======          ===========             ==========



                                                                     (Continued)
                                      F-30

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(9)  Stock Grant and Compensation Plans (Continued)

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

     Awards and grants were authorized under the 1989 Stock Plan during the following fiscal years:

          Year                                               Amount
          ended                            Fair               of
        July 31,            Shares         Value         Compensation
        --------            ------         -----         ------------

          1989               30,000       $ 5.00           $150,000
          1990               56,000         6.00            336,000
          1991              119,000         4.00            476,000
          1992              104,000         2.75            286,000
          1993              117,000         2.00            234,000
          1994                5,000         3.00             15,000
                           ========       ======           ========

     Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 1998, 1997 or 1996.

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

     At July 31, 1998 and 1997, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:




                                                                     (Continued)
                                      F-31

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(10) Income Taxes (Continued)

                                                                      1998             1997
                                                                  ------------     ------------
     Deferred tax assets:
            Excess of book over tax depreciation                  $     21,035     $      4,112
            Accrued expenses                                           159,623          138,243
            Federal and state net operating loss carryforwards      14,407,990       10,187,188
            Research and experimentation and investment tax
                credit carry forwards                                  753,314          443,064
                                                                  ------------     ------------
     Total gross deferred tax assets                                15,341,962       10,772,607

     Valuation allowance                                           (15,341,962)     (10,772,607)
                                                                  ------------     ------------
     Net deferred tax assets                                      $       --       $       --
                                                                  ============     ============


     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At July 31, 1998, the Company has federal net operating loss carryforwards of approximately $38,140,000 that expire in the years 1999 to 2013. The
     Company also has investment tax credit carryforwards of $51,634 and research and experimentation tax credit carryforwards of $701,680 that expire in the years 1999 to 2013. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(11) Other Financial Information

     Accrued expenses as of July 31, consist of the following:


                                                   1998             1997
                                                ----------       ----------

     Payroll and payroll taxes                  $   38,147       $  185,840
     Professional fees                              98,568          199,745
     Clinical trial grants                         781,883          290,887
     Clinical supplies                             171,600             --
     Other                                           2,700           17,369
                                                ----------       ----------
                                                $1,092,898       $  693,841
                                                ==========       ==========

     Prepaid expenses as of July 31, consist of the following:


                                                  1998               1997
                                                --------           --------

     Insurance                                  $ 65,661           $ 65,782
     NIH research                                 31,625             37,198
     Other                                        19,901             62,126
                                                --------           --------
                                                $117,187           $165,106
                                                ========           ========



                                                                     (Continued)
                                      F-32

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(12) Commitments and Contingencies

     On July 23, 1991, the Board of Directors authorized the Company to pay to the Chief Executive Officer of the Company an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE, or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patent. If the Company manufactures and markets its own drugs, then the Company will pay to the Chief Executive Officer an amount equal to 5% of gross sales from any products sold during the life of the patents. In addition, the agreement provides for a reduction of any indebtedness to the Chief Executive Officer in the amount of $200,000 upon the Company entering into a licensing agreement for its principal product.

     The Company has product liability insurance coverage in the amount of $6,000,000 for clinical trials. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

(13) Research and Development Agreement

     In November 1992, the Company entered into a CRADA with the NIH. In accordance with this CRADA, the NIH will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in January 1999, the Company is obligated to pay approximately $5,000 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000 for the three years ended July 31, 1998, 1997 and 1996.

     In August 1995, the Company entered into a CRADA with the NCI. In accordance with this CRADA, the NCI will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expires in August 1999, the Company is obligated to pay approximately $5,200 per month to the NCI. Total research and development expenses under this arrangement amounted to $62,000 and $58,000 during each of the fiscal years ended July 31, 1998 and 1997, respectively.