Form 10-Q
period 1998-10-31
ALFACELL CORP
filed 1998-12-15
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       October  31, 1998                                          0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                              22-2369085
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)              (973) 748-8082


                                 NOT APPLICABLE
 (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares of Common  Stock,  $.001 par value  outstanding  as of  December 7, 1998:
17,253,610

                              ALFACELL CORPORATION
                          (A Development Stage Company)


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                       October 31, 1998 and July 31, 1998

                                                                                    October 31,
                                                                                        1998          July 31,
                                     ASSETS                                         (Unaudited)         1998
                                                                                    ------------    ------------
Current assets:
        Cash and cash equivalents                                                   $  3,810,324    $  5,099,453
        Prepaid expenses                                                                 173,295         117,187
                                                                                    ------------    ------------
               Total current assets                                                    3,983,619       5,216,640
                                                                                    ------------    ------------

Property and equipment, net of accumulated depreciation and amortization
   of $868,920 at October 31, 1998 and $843,599 at July 31, 1998                         274,717         300,038
                                                                                    ------------    ------------

               Total assets                                                         $  4,258,336    $  5,516,678
                                                                                    ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                                           $      9,000    $      9,175
        Accounts payable                                                                 441,374         716,040
        Accrued expenses                                                                 787,608       1,092,898
                                                                                    ------------    ------------
               Total current liabilities                                               1,237,982       1,818,113
                                                                                    ------------    ------------

Long-term debt, less current portion                                                       4,691           6,727
                                                                                    ------------    ------------
               Total liabilities                                                       1,242,673       1,824,840
                                                                                    ------------    ------------


Commitments and contingencies Stockholders' equity:
        Preferred stock, $.001 par value
               Authorized and unissued, 1,000,000 shares at October 31, 1998
                  and July 31, 1998                                                         --              --
        Common stock $.001 par value
               Authorized 40,000,000 shares at October 31, 1998 and July 31,
               1998; Issued and outstanding 17,253,610 shares at October 31, 1998
                  and 17,239,893 shares at July 31, 1998                                  17,254          17,240
        Capital in excess of par value                                                55,531,802      55,472,243
        Deficit accumulated during development stage                                 (52,533,393)    (51,797,645)
                                                                                    ------------    ------------
               Total stockholders' equity                                              3,015,663       3,691,838
                                                                                    ------------    ------------

               Total liabilities and stockholders' equity                           $  4,258,336    $  5,516,678
                                                                                    ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 1998 and 1997,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1998

                                   (Unaudited)

                                                                                August 24, 1981
                                                       Three Months Ended     (Date of Inception)
                                                           October 31,                to
                                                      1998            1997      October 31, 1998
                                                  ------------    ------------ -----------------
REVENUE:
        Sales                                     $       --              --           553,489
        Investment income                               61,398          85,026       1,201,046
        Other income                                      --              --            60,103
                                                  ------------    ------------    ------------
        TOTAL REVENUE                                   61,398          85,026       1,814,638
                                                  ------------    ------------    ------------

COSTS AND EXPENSES:
        Cost of sales                                     --              --           336,495
        Research and development                       595,204       1,196,204      32,281,888
        General and administrative                     201,568         326,892      18,795,942
        Interest:
               Related parties                            --              --         1,033,960
               Others                                      374          20,348       1,899,746
                                                  ------------    ------------    ------------
       TOTAL COSTS AND EXPENSES                        797,146       1,543,444      54,348,031
                                                  ------------    ------------    ------------

       NET LOSS                                   $   (735,748)     (1,458,418)    (52,533,393)
                                                  ============    ============    ============

        Loss per basic and diluted common share   $       (.04)           (.10)          (7.09)
                                                  ============    ============    ============

Weighted average number of shares outstanding       17,252,119      14,847,793       7,402,181
                                                  ============    ============    ============



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 1998 and 1997,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1998

                                   (Unaudited)

                                                                             August 24, 1981
                                                      Three Months Ended    (Date of Inception)
                                                          October 31,               to
                                                     1998           1997     October 31, 1998
                                                 -----------    -----------  ----------------
Cash flows from operating activities:
  Net loss                                       $  (735,748)    (1,458,418)   (52,533,393)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities               --             --          (25,963)
    Depreciation and amortization                     25,321         24,069      1,248,185
    Loss on disposal of property and equipment          --             --           18,926
    Noncash operating expenses                        49,769         52,473      5,214,188
    Amortization of deferred compensation               --             --       11,442,000
    Amortization of organization costs                  --             --            4,590
Changes in assets and liabilities:
    Increase in prepaid expenses                     (56,108)       (28,448)      (173,295)
    Decrease in other assets                            --             --           36,184
    Increase in interest payable-related party          --             --          744,539
    (Decrease) increase in accounts payable         (264,241)       106,212        629,066
    Increase in accrued payroll and
       expenses, related parties                        --             --        2,348,145
    (Decrease) increase in accrued expenses         (305,290)       102,041      1,329,119
                                                 -----------    -----------    -----------
    Net cash used in operating activities         (1,286,297)    (1,202,071)   (29,717,710)
                                                 -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of marketable equity securities            --             --         (290,420)
    Proceeds from sale of marketable equity
       securities                                       --             --          316,383
    Purchase of property and equipment                  --          (38,110)    (1,369,261)
    Patent costs                                        --             --          (97,841)
                                                 -----------    -----------    -----------

        Net cash used in investing activities           --          (38,110)    (1,441,139)
                                                 -----------    -----------    -----------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 1998 and 1997,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1998

                                   (Unaudited)

                                                                                                                 August 24, 1981
                                                                                    Three Months Ended         (Date of Inception)
                                                                                        October 31,                     to
                                                                                 1998                1997        October 31, 1998
                                                                             -------------        ----------   ------------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                        $        --                --              849,500
  Payment of short-term borrowings                                                    --                --             (623,500)
  Increase in loans payable - related party, net                                      --                --            2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                                              --                --            2,410,883
  Reduction of bank debt and long-term debt                                         (2,211)       (1,375,096)        (2,911,764)
  Proceeds from common stock to be issued                                             --                --              433,358
  Proceeds from issuance of common stock, net                                         (621)             --           26,374,154
  Proceeds from exercise of stock options and warrants, net                           --                --            5,460,673
  Proceeds from issuance of convertible debentures                                    --                --              347,000
                                                                             -------------        ----------        -----------
        Net cash (used in) provided by financing activities                         (2,832)       (1,375,096)        34,969,172
                                                                             -------------        ----------        -----------
        Net (decrease) increase in cash and cash equivalents                    (1,289,129)       (2,615,277)         3,810,324
Cash and cash equivalents at beginning of period                                 5,099,453         7,542,289               --
                                                                             -------------        ----------        -----------
Cash and cash equivalents at end of period                                   $   3,810,324         4,927,012          3,810,324
                                                                             =============        ==========        ===========
Supplemental disclosure of cash flow information -
   interest paid                                                             $         374            20,348          1,646,729
                                                                             =============        ==========        ===========
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                                   $        --                --            2,725,000
                                                                             =============        ==========        ===========
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                      $        --                --            2,945,000
                                                                             =============        ==========        ===========
   Conversion of short-term borrowings to common stock                       $        --                --              226,000
                                                                             =============        ==========        ===========
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                        $        --                --            3,194,969
                                                                             =============        ==========        ===========
   Repurchase of stock options from related party                            $        --                --             (198,417)
                                                                             =============        ==========        ===========
   Conversion of accrued interest to stock options                           $        --                --              142,441
                                                                             =============        ==========        ===========
   Conversion of accounts payable to common stock                            $      10,425              --              187,690
                                                                             =============        ==========        ===========
   Conversion of notes payable, bank and
      accrued interest to long-term debt                                     $        --                --            1,699,072
                                                                             =============        ==========        ===========
   Conversion of loans and interest payable,
      related party and accrued payroll and
      expenses, related parties to long-term
      accrued payroll and other, related party                               $        --                --            1,863,514
                                                                             =============        ==========        ===========
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                             $        --                --              127,000
                                                                             =============        ==========        ===========

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1998 and the results of operations for the three month periods ended October 31, 1998 and 1997 and the period from August 24, 1981 (date of inception) to October 31, 1998. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $736,000 and $1,458,000, recorded for the three months ended October 31, 1998 and 1997, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

2.   EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective for financial statements for periods ending after December 15, 1997, and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


2.   EARNINGS PER COMMON SHARE (continued)

period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,970,944 and 4,690,464 at October 31, 1998 and 1997, respectively. The Company restated all prior period amounts to reflect these calculations.

3.   CAPITAL STOCK

     In August 1998, the Company issued 5,000 three-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $1.43 per share. The Company recorded general and administrative expense of $4,200 which was based upon the fair value of such options on the date of issuance.

     In September 1998, the Company issued 13,717 shares of common stock for payment of legal services. The fair value of the common stock in the amount of $10,425 was charged to operations.

     On October 1, 1998 (the "Effective Date"), the Company entered into an agreement with a consultant (the "Agreement"), resulting in the issuance of 200,000 five-year stock options with an exercise price of $1.00 per share as payment for services to be rendered. These options will vest as follows: an aggregate of 20,000 shall vest on October 1, 1999 or upon signing of the first corporate partnering deal, whichever shall occur first; an aggregate of 2,500 of such options shall vest on the last day of each month over the first twelve months after the Effective Date of the Agreement; the remaining 150,000 options will vest on the third anniversary of the Effective Date of the Agreement provided that the consultant is still providing consulting services to the Company under the Agreement at that time. The vesting of such remaining options shall be accelerated as follows: 50,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is less than $5,000,000; 100,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $5,000,000 but less than

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


3.   CAPITAL STOCK (continued)

$10,000,000; 200,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $10,000,000. Should the Company sell a controlling interest in its assets and/or equity at any time after the signature of the Agreement, all options will vest. The Company has recorded approximately $8,400 of general and administrative expense based upon the fair value of the vested options through October 31, 1998. Additional expense will be recorded in subsequent periods through October 1, 2001 as the remainder of the options vest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three month periods ended October 31, 1998 and 1997

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the three months ended October 31, 1998 and 1997. Investment income for the three months ended October 31, 1998 was $61,000 compared to $85,000 for the same period last year, a decrease of $24,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended October 31, 1998 was $595,000 compared to $1,196,000 for the same period last year, a decrease of $601,000 or 50%. This decrease was primarily due to a decrease in costs associated with the purchase of raw materials and the closing of the Phase III clinical trials for pancreatic cancer.

     General and Administrative. General and administrative expense for the three months ended October 31, 1998 was $202,000 compared to $327,000 for the same period last year, a decrease of $125,000 or 38%. This decrease was primarily due to reduction of administrative personnel costs and a decrease in legal fees and public relations expenses.

     Interest. Interest expense for the three months ended October 31, 1998 was $400 compared to $20,300 for the same period last year, a decrease of $19,900 or 98%. This decrease was primarily due to the repayment of the entire principal amount of the Company's long-term loan in October 1997.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended October 31, 1998 was $736,000 as compared to $1,458,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981 to October 31, 1998, amounted to $52,533,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

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

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 1998, the Company had a net decrease in cash and cash equivalents of $1,289,000, which resulted primarily from net cash used in operating activities of $1,286,000. Total cash resources as of October 31, 1998 were $3,810,000 compared to $5,099,000 at July 31, 1998.

     The Company's current liabilities as of October 31, 1998 were $1,238,000 compared to $1,818,000 at July 31, 1998, a decrease of $580,000. The decrease was primarily due to decreased legal costs, decreases in costs associated with the purchase of raw materials and the manufacture of ONCONASE and the closing of the Phase III clinical trials for pancreatic cancer.

     The Company has recurring losses and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Based upon reduced spending levels as described below, the Company believes that its cash and cash equivalents as of October 31, 1998 will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1999. However, there can be no assurance that the Company will be able to successfully implement the reduced spending measures.

     The Company is currently taking steps to significantly reduce the amount of cash used to fund ongoing operations. These steps include postponement of certain clinical and regulatory costs associated with preparation of an NDA for ONCONASE, closing its Phase III program for advanced pancreatic cancer and postponement of planned clinical trials for ONCONASE in indications other than unresectable malignant mesothelioma. The Company's continued operations will depend on its ability to raise additional funds through various sources, including collaborative agreements or strategic alliances. However, there can be no assurance that such additional funds will become available. The Company does not anticipate it will be able to raise additional capital in the equity markets in the near future because of the termination of its Phase III clinical trials for pancreatic cancer. Over the longer term, the ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time may be dependent upon other factors including without limitation market conditions, and there can be no assurance that such funds will be available. Preliminary results of the Phase III trial are expected in the second calendar quarter of 1999. The Company is currently exploring various strategic alternatives for its business and research and development operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                             Exhibit No. or
      Exhibit                                                                                 Incorporation
        No.                         Item Title                                                by Reference
       -----                        ----------                                                ------------
       3.1     Certificate of Incorporation                                                         *
       3.2     By-Laws                                                                              *
       3.3     Amendment to Certificate of Incorporation                                            #
       3.4     Amendment to Certificate of Incorporation                                           +++
       4.1     Form of Convertible Debenture                                                        **
      10.1     Form of Stock and Warrant Purchase Agreements used in private
               placements completed April 1996 and June 1996                                        ##
      10.2     Lease Agreement - 225 Belleville Avenue, Bloomfield, New
               Jersey                                                                              ###
      10.3     Form of Stock Purchase Agreement and Certificate used in
               connection with various private placements                                          ***
      10.4     Form of Stock and Warrant Purchase Agreement and Warrant
               Agreement used in Private Placement completed on March 21,
               1994                                                                                ***
      10.5     The Company's 1993 Stock Option Plan and Form of Option
               Agreement                                                                          *****
      10.6     Debt Conversion Agreement dated March 30, 1994 with Kuslima
               Shogen                                                                              ****
      10.7     Accrued Salary Conversion Agreement dated March 30, 1994
               with Kuslima Shogen                                                                 ****
      10.8     Accrued Salary Conversion Agreement dated March 30, 1994
               with Stanislaw Mikulski                                                             ****
      10.9     Debt Conversion Agreement dated March 30, 1994 with John
               Schierloh                                                                           ****
     10.10     Option Agreement dated March 30, 1994 with Kuslima Shogen                           ****
     10.11     Option Agreement dated March 30, 1994 with Kuslima Shogen                           ****
     10.12     Amendment No. 1 dated June 20, 1994 to Option Agreement
               dated March 30, 1994 with Kuslima Shogen                                            ****
     10.13     Form of Amendment No. 1 dated June 20, 1994 to Option
               Agreement dated March 30, 1994 with Kuslima Shogen                                 *****
     10.14     Form of Amendment No. 1 dated June 20, 1994 to Option
               Agreement  dated March 30, 1994 with  Stanislaw  Mikulski                          *****
     10.15     Form of Stock and Warrant  Purchase  Agreement and
               Warran tAgreement used in Private Placement completed on September
               13, 1994                                                                             +
     10.16     Form of Subscription Agreements and Warrant Agreement used in Private Placements closed in October 1994 and September
               1995                                                                                 #
     10.17     1997 Stock Option Plan                                                              ###

                                                                                             Exhibit No. or
      Exhibit                                                                                 Incorporation
        No.                         Item Title                                                by Reference
       -----                        ----------                                                ------------

     10.18     Separation Agreement with Michael C. Lowe dated as of
               October 9, 1997                                                                     ++
     10.19     Form of Subscription Agreement and Warrant Agreement used
               in Private Placement completed on February 20, 1998                                +++
     10.20     Form of Warrant Agreement issued to the Placement Agent in connection with the Private Placement completed on February
               20, 1998                                                                           +++
     10.21     Placement Agent Agreement dated December 15, 1997                                  +++
      27.1     Financial Data Schedule                                                           #####
      99.1     Factors to Consider in Connection with Forward-Looking                            ####
               Statements

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

#### Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 and incorporated herein by reference thereto.

#####   Filed herewith.

(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ALFACELL CORPORATION
                                             -----------------------------------
                                                       (Registrant)


December 14, 1998                             /s/ GAIL E. FRASER
                                             --------------------------
                                              Gail E. Fraser
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Accounting Officer and Principal
                                              Financial Officer)