Form 10-Q
period 1999-01-31
ALFACELL CORP
filed 1999-03-17
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         January 31, 1999                                    0-11088
For the quarterly period ended                         Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                           22-2369085
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)      (973) 748-8082


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

     Shares of Common Stock,  $.001 par value  outstanding as of March 12, 1999:
17,286,594

                              ALFACELL CORPORATION
                          (A Development Stage Company)



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                       January 31, 1999 and July 31, 1998

                                                                                                   January 31,
                                                                                                       1999             July 31,
                                                                                                   (Unaudited)            1998
                                                                                                   ------------        ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                     $  2,748,719        $  5,099,453
     Prepaid expenses                                                                                   150,378             117,187
                                                                                                   ------------        ------------
         Total current assets                                                                         2,899,097           5,216,640
                                                                                                   ------------        ------------
Property and equipment, net of accumulated depreciation and amortization
   of $894,240 at January 31, 1999 and $843,599 at July 31, 1998                                        249,397             300,038
                                                                                                   ------------        ------------
         Total assets                                                                              $  3,148,494        $  5,516,678
                                                                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                             $      8,822        $      9,175
     Accounts payable                                                                                   251,005             716,040
     Accrued expenses                                                                                   698,275           1,092,898
                                                                                                   ------------        ------------
         Total current liabilities                                                                      958,102           1,818,113
                                                                                                   ------------        ------------
Long-term debt, less current portion                                                                      2,604               6,727
                                                                                                   ------------        ------------
         Total liabilities                                                                              960,706           1,824,840
                                                                                                   ------------        ------------
Commitments and contingencies Stockholders' equity:
     Preferred stock, $.001 par value
         Authorized and unissued, 1,000,000 shares at January 31, 1999
            and July 31, 1998                                                                              --                  --
     Common stock $.001 par value
         Authorized  40,000,000 shares at January 31, 1999 and July 31, 1998;
         Issued and outstanding 17,280,594 shares at January 31, 1999
            and 17,239,893 shares at July 31, 1998                                                       17,281              17,240
     Capital in excess of par value                                                                  55,582,809          55,472,243
     Deficit accumulated during development stage                                                   (53,412,302)        (51,797,645)
                                                                                                   ------------        ------------
         Total stockholders' equity                                                                   2,187,788           3,691,838
                                                                                                   ------------        ------------
         Total liabilities and stockholders' equity                                                $  3,148,494        $  5,516,678
                                                                                                   ============        ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                        Three months and six months ended
                         January 31, 1999 and 1998, and
                         the Period from August 24, 1981
                     (Date of Inception) to January 31, 1999

                                   (Unaudited)

                                                                                                                   August 24, 1981
                                                     Three Months Ended                 Six Months Ended         (Date of Inception)
                                                         January 31,                       January 31,              to January 31,
                                                    1999             1998              1999            1998              1999
                                                ------------     ------------     ------------     ------------      ------------
REVENUE:
     Sales                                      $       --       $       --       $       --       $       --       $    553,489
     Investment income                                47,394           59,500          108,792          144,526        1,248,440
     Other income                                       --               --               --               --             60,103
                                                ------------     ------------     ------------     ------------     ------------
     TOTAL REVENUE                                    47,394           59,500          108,792          144,526        1,862,032
                                                ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
     Cost of sales                                      --               --               --               --            336,495
     Research and development                        664,989        1,411,096        1,260,193        2,607,300       32,946,877
     General and administrative                      260,995          389,266          462,563          716,158       19,056,937
     Interest:
         Related parties                                --               --               --               --          1,033,960
         Others                                          319              528              693           20,876        1,900,065
                                                ------------     ------------     ------------     ------------     ------------
       TOTAL COSTS AND EXPENSES                      926,303        1,800,890        1,723,449        3,344,334       55,274,334
                                                ------------     ------------     ------------     ------------     ------------
       NET LOSS                                 $   (878,909)    $ (1,741,390)    $ (1,614,657)    $ (3,199,808)    $(53,412,302)
                                                ============     ============     ============     ============     ============
     Loss per basic and diluted common
            share                               $       (.05)    $       (.12)    $       (.09)    $       (.21)    $      (7.32)
                                                ============     ============     ============     ============     ============
Weighted average number of shares
     outstanding                                  17,260,356       15,043,921       17,256,238       14,882,968        7,296,671
                                                ============     ============     ============     ============     ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                            STATEMENTS OF CASH FLOWS

                        Six months ended January 31, 1999
                          and 1998, and the Period from
                                 August 24, 1981
                     (Date of Inception) to January 31, 1999

                                   (Unaudited)

                                                                                                                   August 24, 1981
                                                                                        Six Months Ended         (Date of Inception)
                                                                                           January 31,                     to
                                                                                     1999               1998        January 31, 1999
                                                                                 ------------       ------------  ------------------
Cash flows from operating activities:
  Net Loss                                                                       $ (1,614,657)      $ (3,199,808)     $(53,412,302)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                                --                 --             (25,963)
    Depreciation and amortization                                                      50,641             48,146         1,273,505
    Loss on disposal of property and equipment                                           --                 --              18,926
    Noncash operating expenses                                                         94,741             98,820         5,259,160
    Amortization of deferred compensation                                                --                 --          11,442,000
    Amortization of organization costs                                                   --                 --               4,590
Changes in assets and liabilities:
    Increase in prepaid expenses                                                      (33,191)            (2,031)         (150,378)
    Decrease in other assets                                                             --                 --              36,184
    Increase in interest payable, related party                                          --                 --             744,539
    Increase (decrease) in accounts payable                                          (448,404)           556,551           444,901
    Increase in accrued payroll and expenses, related parties                            --                 --           2,348,145
    Increase (decrease) in accrued expenses                                          (394,623)          (152,941)        1,239,788
                                                                                 ------------       ------------      ------------
  Net cash used in operating activities                                            (2,345,493)        (2,651,263)      (30,776,905)
                                                                                 ------------       ------------      ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                                             --                 --            (290,420)
    Proceeds from sale of marketable equity securities                                   --                 --             316,383
    Purchase of property and equipment                                                   --              (71,457)       (1,369,261)
    Patent costs                                                                         --                 --             (97,841)
                                                                                 ------------       ------------      ------------
     Net cash used in investing activities                                               --              (71,457)       (1,441,139)
                                                                                 ------------       ------------      ------------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       STATEMENTS OF CASH FLOWS, Continued

                        Six months ended January 31, 1999
                          and 1998, and the Period from
                                 August 24, 1981
                     (Date of Inception) to January 31, 1999

                                   (Unaudited)

                                                                                                                    August 24, 1981
                                                                                         Six Months Ended        (Date of Inception)
                                                                                            January 31,                   to
                                                                                      1999               1998       January 31, 1999
                                                                                  ------------       -----------    ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                             $       --         $      --        $    849,500
  Payment of short-term borrowings                                                        --                --            (623,500)
  Increase in loans payable - related party, net                                          --                --           2,628,868
  Proceeds from bank debt and other long-term debt, net of
     deferred debt costs                                                                  --                --           2,410,883
  Reduction of bank debt and long-term debt                                             (4,476)       (1,377,152)       (2,914,029)
  Proceeds from common stock to be issued                                                 --             479,969           433,358
  Proceeds from issuance of common stock, net                                             (765)             --          26,374,010
  Proceeds from exercise of stock options and warrants, net                               --                --           5,460,673
  Proceeds from issuance of convertible debentures                                        --                --             347,000
                                                                                  ------------       -----------      ------------
     Net cash provided (used) by financing activities                                   (5,241)         (897,183)       34,966,763
                                                                                  ------------       -----------      ------------
     Net increase (decrease) in cash and cash equivalents                           (2,350,734)       (3,619,903)        2,748,719
Cash and cash equivalents at beginning of period                                     5,099,453         7,542,289              --
                                                                                  ------------       -----------      ------------
Cash and cash equivalents at end of period                                        $  2,748,719       $ 3,922,386      $  2,748,719
                                                                                  ============       ===========      ============
Supplemental disclosure of cash flow information -
   interest paid                                                                  $        693       $    20,876      $  1,647,048
                                                                                  ============       ===========      ============
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                                        $       --         $      --        $  2,725,000
                                                                                  ============       ===========      ============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                           $       --         $      --        $  2,945,000
                                                                                  ============       ===========      ============
   Conversion of short-term borrowings to common stock                            $       --         $      --        $    226,000
                                                                                  ============       ===========      ============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                             $       --         $      --        $  3,194,969
                                                                                  ============       ===========      ============
   Repurchase of stock options from related party                                 $       --         $      --        $   (198,417)
                                                                                  ============       ===========      ============
   Conversion of accrued interest to stock options                                $       --         $      --        $    142,441
                                                                                  ============       ===========      ============
   Conversion of accounts payable to common stock                                 $     16,631       $      --        $    193,896
                                                                                  ============       ===========      ============
   Conversion of notes payable, bank and accrued interest to
     long-term debt                                                               $       --         $      --        $  1,699,072
                                                                                  ============       ===========      ============
   Conversion of loans and interest payable, related party
     and accrued payroll and expenses, related parties to long-
     term accrued payroll and other, related party                                $       --         $      --        $  1,863,514
                                                                                  ============       ===========      ============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                                  $       --         $      --        $    127,000
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1999 and the results of operations for the three and six month periods ended
January 31, 1999 and 1998 and the period from August 24, 1981 (date of inception) to January 31, 1999. The results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $1,615,000 and $3,200,000, recorded for the six months ended January 31, 1999 and 1998, respectively, is equal to the comprehensive loss for those periods.

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

                                   (Unaudited)


2.   EARNINGS PER COMMON SHARE, continued

average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 6,083,679 and 4,358,208 at January 31, 1999 and 1998, respectively.

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

                                   (Unaudited)


3.   CAPITAL STOCK, continued

$10,000,000; 200,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $10,000,000. Should the Company sell a controlling interest in its assets and/or equity at any time after the signature of the Agreement, all options will vest. The Company has recorded approximately $18,900 of general and administrative expense based upon the fair value of the vested options through January 31, 1999. Additional expense will be recorded in subsequent periods through October 1, 2001 as the remainder of the options vest.

     In January 1999, the Company issued 26,984 shares of common stock for payment of legal services. The fair value of the common stock in the amount of $6,206 was charged to operations.

     The Company has received notification from The Nasdaq Stock Market ("Nasdaq") that the Company is not presently in compliance with the minimum $1.00 bid price requirement. On March 11, 1999, the Company participated in a hearing by Nasdaq on this matter in which the Company submitted a plan of compliance requesting that Nasdaq consider many factors affecting the Company's business. The Company requested that Nasdaq grant an extension of time for Alfacell to comply with this and other Nasdaq SmallCap maintenance requirements. The Company's common stock will continue to be listed on the Nasdaq SmallCap Market pending the outcome of the hearing. Should Nasdaq decide to delete the Company's securities, the Company will not be notified of this decision until after the securities have been removed from the Nasdaq SmallCap Market. There can be no assurance that the outcome of the hearing will be favorable to the Company. Delisting of the Company's common stock from the Nasdaq SmallCap Market, could have a material adverse effect on the Company including its ability to raise additional capital, stockholder liquidity and price of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three and six month periods ended January 31, 1999 and 1998

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the six months ended January 31, 1999 and 1998. Investment income for the six months ended January 31, 1999 was $109,000 compared to $145,000 for the same period last year, a decrease of $36,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended January 31, 1999 was $665,000 compared to $1,411,000 for the same period last year, a decrease of $746,000 or 53%. This decrease was primarily due to a 94% decrease in costs associated with the purchase of raw materials and the manufacture of clinical supplies of ONCONASE, and a 31% decrease in costs in support of on-going clinical trials and an 84% decrease in expenses for preparation of an NDA for ONCONASE, both primarily due to the closing of the Phase III clinical trials for pancreatic cancer.

     Research and development expense for the six months ended January 31, 1999 was $1,260,000 compared to $2,607,000 for the same period last year, a decrease of $1,347,000 or 52%. This decrease was primarily due to a 95% decrease in costs related to the purchase of raw materials and the manufacture of clinical supplies of ONCONASE, and a 43% decrease in costs in support of on-going clinical trials and a 69% decrease in expenses for preparation of an NDA for ONCONASE, both primarily due to the closing of the Phase III clinical trials for pancreatic cancer.

     General and Administrative. General and administrative expense for the three months ended January 31, 1999 was $261,000 compared to $389,000 for the same period last year, a decrease of $128,000 or 33%. This decrease was primarily due to a 96% decrease in legal fees, a 25% reduction in administrative personnel costs and a 43% decrease in public relations expenses, offset by a $34,000 increase in non-cash expense relating to stock options issued for consulting services.

     General and administrative expense for the six months ended January 31, 1999 was $463,000 compared to $716,000 for the same period last year, a decrease of $253,000 or 35%. This decrease was primarily due to a 93% decrease in legal fees, a 32% reduction in administrative personnel costs and a 40% decrease in public relations expenses, offset by a $43,000 increase in non-cash expense relating to stock options issued for consulting services.

     Interest. Interest expense for the three months ended January 31, 1999 was $300 compared to $500 for the same period last year, a decrease of $200 or 40%. Interest expense for the six months ended January 31, 1999 was $700 compared to $20,900 for the same period last year, a decrease of $20,200 or 97%. These decreases were primarily due to the payment of the entire principal amount of the Company's $1.4 million term loan during the fiscal year ended July 31, 1998.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended January 31, 1999 was $879,000 as compared to $1,741,000 for the same period last year, a decrease of $862,000 or 50%. The net loss for the six months ended January 31, 1999 was $1,615,000 as compared to $3,200,000 for the same period last year, a decrease of $1,585,000 or 50%. The cumulative loss from the date of inception, August 24, 1981 to January 31, 1999, amounted to $53,412,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

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

Product Manufacturing Systems

     The Company utilizes the services of outside suppliers to manufacture ONCONASE and perform many of the FDA-required related testing of such product. The Company has sent written requests to such suppliers in an effort to determine the status of Year 2000 compliance. Responses are expected through the second calendar quarter of 1999. The Company will develop contingency plans, if necessary, during the first half of 1999 in response to assessments of the Year 2000 readiness of these suppliers.

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

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 1999, the Company had a net decrease in cash and cash equivalents of $2,350,000, which resulted primarily from net cash used in operating activities of $2,345,000. Total cash resources as of January 31, 1999 were $2,749,000 compared to $5,099,000 at July 31, 1998.

     The Company's current liabilities as of January 31, 1999 were $958,000 compared to $1,818,000 at July 31, 1998, a decrease of $860,000. The decrease was primarily due to decreases in costs associated with the purchase of raw materials and the manufacture of ONCONASE, a decrease in costs in support of on-going clinical trials, primarily due to the closing of the Phase III clinical trials for pancreatic cancer, and decreased legal fees.

     The Company has recurring losses and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Based upon reduced spending levels as described below, the Company believes that its cash and cash equivalents as of January 31, 1999 will be sufficient to meet its anticipated cash needs through the fiscal year ending July 31, 1999. However, there can be no assurance that the Company will be able to successfully implement the reduced spending measures.

     The Company has taken steps, and is currently taking additional steps to significantly reduce the amount of cash used to fund ongoing operations. These steps include postponement of certain clinical and regulatory costs associated with preparation of an NDA for ONCONASE, closing its Phase III program for advanced pancreatic cancer and postponement of company-sponsored clinical trials for ONCONASE in indications other than unresectable malignant mesothelioma. The Company's continued operations will depend on its ability to raise additional funds through various sources, including collaborative agreements or strategic alliances. However, there can be no assurance that such additional funds will become available. The

Company does not anticipate it will be able to raise additional capital in the equity markets in the near future because of the termination of its Phase III clinical trials for pancreatic cancer. Over the longer term, the ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time may be dependent upon other factors including without limitation market conditions, and there can be no assurance that such funds will be available. Preliminary survival results of the Phase III trial are expected in the third calendar quarter of 1999. The Company is currently exploring various strategic alternatives for its business and research and development operations.

     The Company has received notification from The Nasdaq Stock Market ("Nasdaq") that the Company is not presently in compliance with the minimum $1.00 bid price requirement. On March 11, 1999, the Company participated in a hearing by Nasdaq on this matter in which the Company submitted a plan of compliance requesting that Nasdaq consider many factors affecting the Company's business. The Company requested that Nasdaq grant an extension of time for Alfacell to comply with this and other Nasdaq SmallCap maintenance requirements. The Company's common stock will continue to be listed on the Nasdaq SmallCap Market pending the outcome of the hearing. Should Nasdaq decide to delete the Company's securities, the Company will not be notified of this decision until after the securities have been removed from the Nasdaq SmallCap Market. There can be no assurance that the outcome of the hearing will be favorable to the Company. Delisting of the Company's common stock from the Nasdaq SmallCap Market, could have a material adverse effect on the Company including its ability to raise additional capital, stockholder liquidity and price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on January 21, 1999.

     (b) The directors  elected at the annual meeting were Kuslima Shogen,  Gail
E. Fraser, Stanislaw M. Mikulski, Stephen K. Carter, Donald R. Conklin and Martin F. Stadler.

     (c) The matters voted upon at the annual meeting and the results of the voting are set forth below. All of such matters were approved by the stockholders.

          (i) The stockholders voted 13,753,753 shares in favor and withheld 266,823 shares with respect to the election of Kuslima Shogen as a director; 13,751,313 shares in favor and withheld 267,263 shares with respect to the election of Gail E. Fraser, as a director; 13,756,453 shares in favor and withheld 264,123 shares with respect to the election of Stanislaw M. Mikulski as a director; 13,820,083 shares in favor and withheld 198,493 shares with respect to the election of Stephen K. Carter as a director; 13,822,993 shares in favor and withheld 195,583 shares with respect to the election of Donald R. Conklin as a director; and 13,822,033 shares in favor and withheld 196,543 shares with respect to the election of Martin F. Stadler as a director;

          (ii) The stockholders voted 13,875,329 shares in favor and 54,113 shares against a proposal to select KPMG LLP to audit the Company's financial statements for the fiscal year ending July 31, 1999. 89,134 shares abstained from voting on this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).


                                                               Exhibit No. or
      Exhibit                                                   Incorporation
        No.              Item Title                             by Reference
      -------            ----------                             ------------
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

        10.6    Debt  Conversion  Agreement  dated March 30,
                1994 with Kuslima Shogen                            ****

        10.7    Accrued Salary  Conversion  Agreement  dated
                March 30, 1994 with Kuslima Shogen                  ****

        10.8    Accrued Salary  Conversion  Agreement  dated
                March 30, 1994 with Stanislaw Mikulski              ****

        10.9    Debt  Conversion  Agreement  dated March 30,
                1994 with John Schierloh                            ****

                                                               Exhibit No. or
      Exhibit                                                   Incorporation
        No.              Item Title                             by Reference
      -------            ----------                             ------------

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



                                          ALFACELL CORPORATION
                                               (Registrant)


March 16, 1999                             /s/ GAIL E. FRASER
                                          -----------------------------------
                                           Gail E. Fraser
                                           Vice President, Finance and
                                           Chief Financial Officer (Principal
                                           Accounting Officer and Principal
                                           Financial Officer)