Form 10-Q
period 1999-04-30
ALFACELL CORP
filed 1999-06-14
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     April 30, 1999                                               0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                               22-2369085
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

225 Belleville Avenue, Bloomfield, New Jersey                      07003
  (Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)          (973) 748-8082


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

Shares  of  Common  Stock,  $.001 par  value  outstanding  as of June 10,  1999:
17,286,594

                              ALFACELL CORPORATION
                          (A Development Stage Company)



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                        April 30, 1999 and July 31, 1998

                                                                                April 30,
                                                                                  1999          July 31,
                                            ASSETS                             (Unaudited)         1998
                                                                               ------------    ------------
Current assets:
     Cash and cash equivalents                                                 $  2,019,869    $  5,099,453
     Prepaid expenses                                                               247,322         117,187
                                                                               ------------    ------------
         Total current assets                                                     2,267,191       5,216,640
                                                                               ------------    ------------

Property and equipment, net of accumulated depreciation and amortization
of $919,559 at April 30, 1999 and $843,599 at July 31, 1998                         224,078         300,038
                                                                               ------------    ------------

         Total assets                                                          $  2,491,269    $  5,516,678
                                                                               ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $      8,641    $      9,175
     Accounts payable                                                               210,497         716,040
     Accrued expenses                                                               748,779       1,092,898
                                                                               ------------    ------------
         Total current liabilities                                                  967,917       1,818,113
                                                                               ------------    ------------

Long-term debt, less current portion                                                    464           6,727
                                                                               ------------    ------------
         Total liabilities                                                          968,381       1,824,840
                                                                               ------------    ------------


Commitments and contingencies Stockholders' equity:
     Preferred stock, $.001 par value
         Authorized and unissued, 1,000,000 shares at April 30, 1999
            and July 31, 1998                                                          --              --
     Common stock $.001 par value
         Authorized 40,000,000  shares  at April 30, 1999 and July 31, 1998;
         Issued and outstanding 17,286,594 shares at April 30, 1999
            and 17,239,893 shares at July 31, 1998                                   17,286          17,240
     Capital in excess of par value                                              55,630,306      55,472,243
     Deficit accumulated during development stage                               (54,124,704)    (51,797,645)
                                                                               ------------    ------------
         Total stockholders' equity                                               1,522,888       3,691,838
                                                                               ------------    ------------

         Total liabilities and stockholders' equity                            $  2,491,269    $  5,516,678
                                                                               ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                            STATEMENTS OF OPERATIONS

           Three months and nine months ended April 30, 1999 and 1998, and the Period from August 24, 1981
                      (Date of Inception) to April 30, 1999

                                   (Unaudited)



                                                   Three Months Ended         Nine Months Ended       August 24, 1981
                                                        April 30,                April 30,           (Date of Inception)
                                                                                                             to
                                             1999            1998            1999            1998      April 30, 1999
                                             ----            ----            ----            ----      --------------
REVENUE:
     Sales                               $       --      $       --      $       --      $       --      $    553,489
     Investment income                         32,055          81,806         140,847         226,332       1,280,495
     Other income                                --              --              --              --            60,103
                                         ------------    ------------    ------------    ------------    ------------
     TOTAL REVENUE                             32,055          81,806         140,847         226,332       1,894,087
                                         ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
     Cost of sales                               --              --              --              --           336,495
     Research and development                 543,922       1,300,507       1,804,115       3,907,807      33,490,799
     General and administrative               199,796         413,146         662,359       1,129,304      19,256,733
     Interest:
         Related parties                         --              --              --              --         1,033,960
         Other                                    739             479           1,432          21,355       1,900,804
                                         ------------    ------------    ------------    ------------    ------------
       TOTAL COSTS AND EXPENSES               744,457       1,714,132       2,467,906       5,058,466      56,018,791
                                         ------------    ------------    ------------    ------------    ------------

       NET LOSS                          $   (712,402)   $ (1,632,326)   $ (2,327,059)   $ (4,832,134)   $(54,124,704)
                                         ============    ============    ============    ============    ============


     Loss per basic and diluted common
            share                        $       (.04)   $       (.10)   $       (.13)   $       (.31)   $      (7.52)
                                         ============    ============    ============    ============    ============

Weighted average number of shares
     outstanding                           17,285,987      16,727,344      17,265,936      15,484,248       7,194,447
                                         ============    ============    ============    ============    ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                            STATEMENTS OF CASH FLOWS

                   Nine months ended April 30, 1999 and 1998,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 1999

                                   (Unaudited)




                                                                                        Nine Months Ended          August 24, 1981
                                                                                            April 30,            (Date of Inception)
                                                                                                                         to
                                                                                     1999               1998        April 30, 1999
                                                                                    ------              -----      ---------------
Cash flows from operating activities:
  Net Loss                                                                       $ (2,327,059)      $ (4,832,134)      $(54,124,704)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                                --                 --              (25,963)
    Depreciation and amortization                                                      75,960             75,491          1,298,824
    Loss on disposal of property and equipment                                           --                 --               18,926
    Noncash operating expenses                                                        142,244            159,914          5,306,663
    Amortization of deferred compensation                                                --                 --           11,442,000
    Amortization of organization costs                                                   --                 --                4,590
Changes in assets and liabilities:
    Increase in prepaid expenses                                                     (130,135)           (18,624)          (247,322)
    Decrease in other assets                                                             --                 --               36,184
    Increase in interest payable, related party                                          --                 --              744,539
    Increase (decrease) in accounts payable                                          (488,912)           323,808            404,393
    Increase in accrued payroll and expenses, related parties                            --                 --            2,348,145
    Increase (decrease) in accrued expenses                                          (344,119)            12,675          1,290,292
                                                                                 ------------       ------------       ------------
  Net cash used in operating activities                                            (3,072,021)        (4,278,870)       (31,503,433)
                                                                                 ------------       ------------       ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                                             --                 --             (290,420)
    Proceeds from sale of marketable equity securities                                   --                 --              316,383
    Purchase of property and equipment                                                   --              (75,314)        (1,369,261)
    Patent costs                                                                         --                 --              (97,841)
                                                                                 ------------       ------------       ------------

     Net cash used in investing activities                                               --              (75,314)        (1,441,139)
                                                                                 ------------       ------------       ------------

See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                       STATEMENTS OF CASH FLOWS, Continued

                   Nine months ended April 30, 1999 and 1998,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 1999

                                   (Unaudited)



                                                                                        Nine Months Ended          August 24, 1981
                                                                                             April 30,           (Date of Inception)
                                                                                                                         to
                                                                                     1999               1998        April 30, 1999
                                                                                 ------------        -----------    --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                             $       --         $       --       $    849,500
  Payment of short-term borrowings                                                        --                 --           (623,500)
  Increase in loans payable - related party, net                                          --                 --          2,628,868
  Proceeds from bank debt and other long-term debt, net of
     deferred debt costs                                                                  --                 --          2,410,883
  Reduction of bank debt and long-term debt                                             (6,797)        (1,379,258)      (2,916,350)
  Proceeds from issuance of common stock, net                                             (766)         4,311,578       26,807,367
  Proceeds from exercise of stock options and warrants, net                               --                 --          5,460,673
  Proceeds from issuance of convertible debentures                                        --                 --            347,000
                                                                                  ------------       ------------     ------------
     Net cash provided (used) by financing activities                                   (7,563)         2,932,320       34,964,441
                                                                                  ------------       ------------     ------------
     Net increase (decrease) in cash and cash equivalents                           (3,079,584)        (1,421,864)       2,019,869
Cash and cash equivalents at beginning of period                                     5,099,453          7,542,289             --
                                                                                  ------------       ------------     ------------
Cash and cash equivalents at end of period                                        $  2,019,869       $  6,120,425     $  2,019,869
                                                                                  ============       ============     ============
Supplemental disclosure of cash flow information -
   interest paid                                                                  $      1,432       $     21,355     $  1,647,747
                                                                                  ============       ============     ============
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                                        $       --         $       --       $  2,725,000
                                                                                  ============       ============     ============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                           $       --         $       --       $  2,945,000
                                                                                  ============       ============     ============
   Conversion of short-term borrowings to common stock                            $       --         $       --       $    226,000
                                                                                  ============       ============     ============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                             $       --         $       --       $  3,194,969
                                                                                  ============       ============     ============
   Repurchase of stock options from related party                                 $       --         $       --       $   (198,417)
                                                                                  ============       ============     ============
   Conversion of accrued interest to stock options                                $       --         $       --       $    142,441
                                                                                  ============       ============     ============
   Conversion of accounts payable to common stock                                 $     16,631       $    100,000     $    193,896
                                                                                  ============       ============     ============
   Conversion of notes payable, bank and accrued interest to
     long-term debt                                                               $       --         $       --       $  1,699,072
                                                                                  ============       ============     ============
   Conversion of loans and interest payable, related party
     and accrued payroll and expenses, related parties to long-
     term accrued payroll and other, related party                                $       --         $       --       $  1,863,514
                                                                                  ============       ============     ============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                                  $       --         $       --       $    127,000
                                                                                  ============       ============     ============
   Issuance of common stock for services rendered                                 $      2,460       $       --       $      2,460
                                                                                  ============       ============     ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION, BASIS OF PRESENTATION, AND LIQUIDITY

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1999 and the results of operations for the three and nine month periods ended April 30, 1999 and 1998 and the period from August 24, 1981 (date of inception) to April 30, 1999. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $2,327,000 and $4,832,000, recorded for the nine months ended April 30, 1999 and 1998, respectively, is equal to the comprehensive loss for those periods.

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

                                   (Unaudited)


2.   EARNINGS PER COMMON SHARE, continued

average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,927,875 and 5,921,357 at April 30, 1999 and 1998, respectively.

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

                                   (Unaudited)


3.   CAPITAL STOCK, continued

$10,000,000; 200,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $10,000,000. Should the Company sell a controlling interest in its assets and/or equity at any time after the signature of the Agreement, all options will vest. The Company has recorded approximately $29,500 of general and administrative expense based upon the fair value of the vested options through April 30, 1999. Additional expense will be recorded in subsequent periods through October 1, 2001 as the remainder of the options vest.

     In January 1999, the Company issued 26,984 shares of common stock for payment of legal services. The fair value of the common stock in the amount of $6,206 was charged to operations.

     In February 1999, the Company issued 6,000 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $2,460 was charged to operations.

     The Company's common stock, par value $.001 per share (the "Common Stock") was delisted from The Nasdaq SmallCap Market ("Nasdaq") effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "ACEL". Delisting of the Company's Common Stock from Nasdaq, could have a material adverse effect on the Company including its ability to raise additional capital, stockholder liquidity and price of the Company's Common Stock.

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

Results of Operations

Three and nine month periods ended April 30, 1999 and 1998

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the nine months ended April 30, 1999 and 1998. Investment income for the three months ended April 30, 1999 was $32,000 compared to $82,000 for the same period last year, a decrease of $50,000. Investment income for the nine months ended April 30, 1999 was $141,000 compared to $226,000 for the same period last year, a decrease of $85,000. These decreases were due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended April 30, 1999 was $544,000 compared to $1,301,000 for the same period last year, a decrease of $757,000 or 58%. This decrease was primarily due to a 64% decrease in costs in support of on-going clinical trials, a 97% decrease in costs associated with the manufacture of clinical supplies of ONCONASE, and a 95% decrease in expenses for preparation of an NDA for ONCONASE. These decreases were primarily due to the closing of the Phase III clinical trials for pancreatic cancer.

     Research and development expense for the nine months ended April 30, 1999 was $1,804,000 compared to $3,908,000 for the same period last year, a decrease of $2,104,000 or 54%. This decrease was primarily due to a 95% decrease in costs related to the purchase of raw materials and the manufacture of clinical supplies of ONCONASE, and a 52% decrease in costs in support of on-going clinical trials and a 79% decrease in expenses for preparation of an NDA for ONCONASE, both primarily due to the closing of the Phase III clinical trials for pancreatic cancer.

     General and Administrative. General and administrative expense for the three months ended April 30, 1999 was $200,000 compared to $413,000 for the same period last year, a decrease of $213,000 or 52%. This decrease was primarily due to a 97% decrease in legal fees, a 27% reduction in administrative personnel costs and a 77% decrease in public relations expenses, offset by a $15,000 increase in consulting fees.

     General and administrative expense for the nine months ended April 30, 1999 was $662,000 compared to $1,129,000 for the same period last year, a decrease of $467,000 or 41%. This decrease was primarily due to a 95% decrease in legal fees, a 30% reduction in administrative personnel costs and a 49% decrease in public relations expenses, offset by a $58,000 increase in consulting fees.

     Interest. Interest expense for the three months ended April 30, 1999 was $700 compared to $500 for the same period last year, an increase of $200 or 40%. Interest expense for the nine months ended April 30, 1999 was $1,000 compared to $21,000 for the same period last year, a decrease of $20,000 or 95%. The decrease was primarily due to the payment of the entire principal amount of the Company's $1.4 million term loan during the fiscal year ended July 31, 1998.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended April 30, 1999 was $712,000 as compared to $1,632,000 for the same period last year, a decrease of $920,000 or 56%. The net loss for the nine months ended April 30, 1999 was $2,327,000 as compared to $4,832,000 for the same period last year, a decrease of $2,505,000 or 52%. The cumulative loss from the date of inception, August 24, 1981 to April 30, 1999, amounted to $54,125,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

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

Business and Accounting Computer Systems

     The Company utilizes standard, widely-available software packages to perform its word processing, spreadsheet and accounting duties. Inquiries have revealed that software upgrades are or will be available to ensure Year 2000 compliance. The Company expects to upgrade its Business and Accounting Computer Systems by the third calendar quarter of 1999. While there is no assurance at this time that such upgrades will be Year 2000 compliant, the Company does not believe that non-compliance would have a material effect on the Company's business. Since the risks of non-compliance are minimal, the Company does not plan to create a contingency plan for these systems at this time.

Clinical Data Management Systems

     The Company utilizes the services of an outside vendor to handle all of its data management needs with regard to collection and reporting of its clinical trial data. Two major software systems are utilized to process the data, one of which has been validated and is Year 2000 compliant. The other system, which handles collection of the Company's ongoing clinical trial data, is expected to be Year 2000 compliant with some minor modifications. The vendor believes that these modifications deal only with display and not storage of the dates. While it appears that the computer systems utilized to process the Company's clinical trial data is or will be Year 2000 compliant, non-compliance could have a material adverse impact on the Company's ability to process the data in a timely manner for submission to the FDA, if necessary. Since the likelihood of non-compliance is minimal, the Company does not plan to create a contingency plan for these systems at this time.

Product Manufacturing Systems

     The Company utilizes the services of outside suppliers to manufacture ONCONASE and perform many of the FDA-required related testing of such product. The Company has received preliminary responses from such suppliers. Each supplier reported that they are in the process of completing their Year 2000 programs and expect to be ready by the year 2000. However, there can be no assurance that these suppliers' remediation efforts will effectively address all of their Year 2000 problems. Due to regulatory restrictions, the Company does not believe it would be feasible to locate and retain the services of alternate suppliers at this time. However, if during the first half of 2000, it became apparent that a supplier would not be able to support commercialization of ONCONASE, if approved by the FDA, the Company will then undergo the expense of transferring its manufacturing processes to alternate suppliers. While the Company believes that alternate suppliers are available for the manufacture of ONCONASE, there can be no assurance that the Company can complete the transition to a new supplier in a timely manner.

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

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 1999, the Company had a net decrease in cash and cash equivalents of $3,080,000, which resulted primarily from net cash used in operating activities of $3,072,000. Total cash resources as of April 30, 1999 were $2,020,000 compared to $5,099,000 at July 31, 1998, a decrease of 60%.

     The Company's current liabilities as of April 30, 1999 were $968,000 compared to $1,818,000 at July 31, 1998, a decrease of $850,000 or 47%. The decrease was primarily due to decreases in costs associated with the purchase of raw materials and the manufacture of ONCONASE, a decrease in costs in support of on-going clinical trials, primarily due to the closing of the Phase III clinical trials for pancreatic cancer, and decreased legal fees.

     The Company has recurring losses and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Based upon reduced spending levels as described below, the Company believes that its cash and cash equivalents as of April 30, 1999 will only be sufficient to meet its anticipated cash needs through October 31, 1999. However, there can be no assurance that the Company will be able to maintain the current reduced spending levels or that future cash requirements will not increase.

     The Company has taken steps, and is currently taking additional steps, to significantly reduce the amount of cash used to fund ongoing operations. These steps include postponement of certain clinical and regulatory costs associated with preparation of an NDA for ONCONASE, closing its Phase III program for advanced pancreatic cancer and postponement of company-sponsored clinical trials for ONCONASE in indications other than unresectable malignant mesothelioma. The Company's continued operations will depend on its ability to raise additional funds through various sources, including collaborative agreements or strategic alliances. However, there can be no assurance that such additional funds will become available. The Company does not anticipate it will be able to raise additional capital in the equity markets in the near future because of the termination of its Phase III clinical trials for pancreatic cancer. Over the longer term, the ability of the Company to raise additional capital through the sale of its securities will primarily depend on the outcome of the Phase III clinical trial for ONCONASE for treating unresectable malignant mesothelioma. However, the ability to raise funding at that time may be dependent upon other factors including without limitation, market conditions, and there can be no assurance that such funds will be available. Preliminary survival results of the Phase III trial are expected in the third calendar quarter of 1999. The Company is currently exploring various strategic alternatives for its business and research and development operations.

     New Jersey has enacted legislation permitting certain New Jersey corporations to sell tax losses and research and development credits. The Company has been advised that the state is developing procedures to implement the program, including potential changes to the legislation in order to clarify the intent of the legislation. The Company has state tax loss carryforwards and research and development tax credits available for sale however, there can be no assurance that the program will be implemented in a timely manner, that the Company will qualify for inclusion in the program, or that the Company will be able to find a buyer for its tax losses and research and development credits.

     The Company's Common Stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "ACEL". Delisting of the Company's Common Stock from Nasdaq, could have a material adverse effect on the Company including its ability to raise additional capital, stockholder liquidity and price of the Company's Common Stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

PART II.  OTHER INFORMATION

Item 2.   (c) Recent Sales of Unregistered Securities

     In September 1998, the Company converted a $10,425 account payable into 13,717 shares of Common Stock in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") contained in Section 4(2) of the Securities Act.

     In January 1999, the Company converted a $6,206 account payable into 26,984 shares of Common Stock in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act contained in
Section 4(2) of the Securities Act.

     In February 1999, the Company issued 6,000 shares of Common Stock for services rendered in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act contained in
Section 4(2) of the Securities Act.

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


                                                                                     Exhibit No. or
    Exhibit                                                                           Incorporation
      No.                      Item Title                                             by Reference
    -------                    ----------                                            --------------
     10.8     Accrued Salary Conversion Agreement dated March 30, 1994
              with Stanislaw Mikulski                                                     ****
     10.9     Debt Conversion Agreement dated March 30, 1994 with John
              Schierloh                                                                   ****
     10.10    Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
     10.11    Option Agreement dated March 30, 1994 with Kuslima Shogen                   ****
     10.12    Amendment No. 1 dated June 20, 1994 to Option Agreement
              dated March 30, 1994 with Kuslima Shogen                                    ****
     10.13    Form of Amendment No. 1 dated June 20, 1994 to Option
              Agreement dated March 30, 1994 with Kuslima Shogen                         *****
     10.14    Form of Amendment No. 1 dated June 20, 1994 to Option
              Agreement  dated  March 30,  1994 with  Stanislaw  Mikulski                *****
     10.15    Form of Stock and Warrant Purchase Agreement and Warrant
              Agreement used in Private Placement completed on September 13, 1994          +
     10.16    Form of Subscription Agreements and Warrant Agreement used
              in Private Placements closed in October 1994 and September 1995              #
     10.17    1997 Stock Option Plan                                                      ###
     10.18    Separation Agreement with Michael C. Lowe dated as of
              October 9, 1997                                                             ++
     10.19    Form of Subscription Agreement and Warrant Agreement used
              in Private Placement completed on February 20, 1998                         +++
     10.20    Form of Warrant Agreement issued to the Placement Agent in
              connection with the Private Placement completed on February 20, 1998        +++
     10.21    Placement Agent Agreement dated December 15, 1997                           +++
     27.1     Financial Data Schedule                                                    ####
     99.1     Factors to Consider in Connection with Forward-Looking                     ####
              Statements

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

####      Filed herewith.

(b)       Reports on Form 8-K.

     On April 29, 1999, the Company filed a report on Form 8-K that the Company's Common Stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. Effective April 28, 1999, the Company's Common Stock was listed on the OTC Bulletin Board under the symbol "ACEL". The OTC Bulletin Board is a regulated quotation service that displays real-time quotes and last-sale price and volume information in over-the-counter ("OTC") equity securities. An OTC equity security generally is any equity that is not listed or traded on The Nasdaq Stock Market or other national securities exchange. Information about the OTC Bulletin Board is available on the internet at http://www.otcbb.com.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ALFACELL CORPORATION
                                              --------------------
                                                 (Registrant)


June 14, 1999                                 /s/ GAIL E. FRASER
                                              --------------------------
                                              Gail E. Fraser
                                              Vice President, Finance and
                                              Chief Financial Officer (Principal
                                              Accounting Officer and Principal
                                              Financial Officer)