Form 10-K
period 1999-07-31
ALFACELL CORP
filed 1999-11-15
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------


                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        July 31, 1999                                           0-11088
For the fiscal year ended                                Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2369085
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             225 Belleville Avenue, Bloomfield, New Jersey         07003
               (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:           (973) 748-8082
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on November 8, 1999 was $7,922,302. As of November 8, 1999 there were 17,326,594 shares of Common Stock, par value $.001 per share, outstanding.

     The Index to Exhibits appears on page 26.

                       Documents Incorporated by Reference

                                      None

                                Table of Contents

PART I                                                                     Page
                                                                           -----
         Item  1.  Business                                                    1

         Item  2.  Properties                                                 12

         Item  3.  Legal Proceedings                                          12

         Item  4.  Submission of Matters to a Vote of Security Holders        12

PART II

         Item  5.  Market for Common Equity and Related Stockholder Matters   12

         Item  6.  Selected Financial Data                                    13

         Item  7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        14

         Item  7A. Quantitative and Qualitative Disclosure About Market Risk  18

         Item  8.  Financial Statements and Supplementary Data                18

         Item  9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    18

PART III

         Item 10.  Directors and Executive Officers of the Registrant         18

         Item 11.  Executive Compensation                                     20

         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management                                             24

         Item 13.  Certain Relationships and Related Transactions             25

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                        26


The following trademark appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for the anti-cancer indications.

                                       (i)

                                     Part I

Item 1.  BUSINESS.

Overview

Alfacell Corporation ("Alfacell" or the "Company") is a biopharmaceutical company organized in 1981 and is primarily engaged in the discovery and development of a new class of anti-cancer drugs from amphibian ribonucleases ("RNases"). RNases degrade ribonucleic acids ("RNA") causing an interruption in protein synthesis resulting in inhibition of cell growth and induction of apoptosis (programmed cell death). The Company's first product under development is ONCONASE(R) (ranpirnase) which targets solid tumors, most of which are known to become resistant to other chemotherapeutic drugs.

ONCONASE(R) (ranpirnase*) is a novel amphibian RNase that has been isolated from the eggs of the leopard frog (Rana pipiens). RNases are enzymes that catalyze the cleavage of phosphodiester bonds of RNAs. RNases mediate several important biological functions in nature including regulation of angiogenesis, anti-viral and anti- parasitic defenses, interstrain competition in bacteria and restrictive pollination in plants. In addition to taking advantage of the natural biological functions of RNases, amphibian ribonucleases may be more therapeutically effective in humans than mammalian RNases as they do not appear to be inhibited by endogenous mammalian RNase inhibitors. Therefore, developing amphibian ribonucleases into therapeutics, and thereby taking advantage of the natural role of RNases, may result in a new class of compounds for proliferative diseases such as cancer and AIDS. The Company retains all commercial rights to compounds resulting from this program.

ONCONASE has been used to treat patients with advanced stages of solid tumors on a weekly basis. Based upon Phase II and Phase III clinical data, the most significant clinical results to date with ONCONASE have been observed in unresectable malignant mesothelioma. Pilot clinical trials have also been conducted in non- small cell lung cancer, metastatic breast and renal cell cancer.

ONCONASE, Alfacell's flagship product, is a novel ribonuclease unique among the superfamily of pancreatic ribonucleases. Ranpirnase is structurally homologous to several human RNases, such as pancreatic RNase and angiogenin, which may account for its relatively low immunogenicity and a favorable safety profile which has been observed in over 700 patients treated to date. Side effects associated with ONCONASE have been modest, are primarily renal and are reversible upon reduction of dose, or temporary or permanent discontinuation of treatment. Patients treated with ONCONASE have shown little evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs.

Based on years of preclinical and clinical testing, it is believed that ONCONASE and related compounds may have utility:

     o    as a single agent;

     o    in combination with other anticancer agents;

     o    as the payload in a targeted conjugate or fusion protein; and

     o    in a delivery system such as standard or "stealth" liposomes.

*Ranpirnase is the active component of the finished product ONCONASE(R)

In June 1997, a Phase III clinical trial was initiated comparing ONCONASE as a single agent to doxorubicin in patients with unresectable malignant mesothelioma. Unresectable malignant mesothelioma is a cancer often linked to asbestos exposure and afflicts approximately 2,500-3,500 newly-diagnosed patients in the U.S. each year. Epidemiologists have predicted that over the next 35 years over 250,000 people will die from malignant mesothelioma in Europe alone. This disease is found in the lining of the lungs and the abdomen. There is currently no standard Food and Drug Administration ("FDA") approved drug for this disease. In April 1999, the enrollment for this trial was completed. Subsequently, the trial was amended to allow for the comparison of the combination of ONCONASE and doxorubicin versus doxorubicin as a single therapeutic agent. In July 1998, the Company discontinued two Phase III clinical trials testing ONCONASE in combination with tamoxifen in pancreatic cancer. This drug combination did not demonstrate a statistically significant survival benefit in this indication.

In March 1999, a Phase I/II study was initiated to evaluate the safety and efficacy of the combination regimen of ONCONASE and 13-cis-retinoic acid and alpha-interferon under an Investigator IND at MD Anderson Cancer Center, Houston Texas. No meaningful data from this study are yet available.

Alfacell has established two major scientific collaborations with the National Institutes of Health (the "NIH"): i) in 1989, a collaboration with the National Institute of Neurological Disorders and Stroke (the "NINDS") and ii) in 1992, a collaboration with the National Cancer Institute (the "NCI"). Research primarily focuses on ONCONASE mechanism of action studies, in vivo synergisms of ONCONASE with other anti-cancer agents and other routes of administration.

Alfacell has produced a modified recombinant version of ranpirnase which enables other moieties to be attached to it. This has resulted in a potential new product line. Ranpirnase conjugate produced by the NINDS which is being developed for the treatment of patients with primary brain tumors. The NINDS is also in preclinical testing of ONCONASE as a single agent in primary brain tumors. The NCI collaboration has also produced a potential new product, a conjugate of ranpirnase with a monoclonal antibody which has demonstrated preclinical activity in Non-Hodgkin's lymphoma. Further preclinical testing by the NINDS and NCI is ongoing (in vivo) in preparation for commencing clinical trials for these two indications.

Alfacell has also discovered a series of biologically active proteins. These proteins appear to be involved in the regulation of both early embryonic and malignant cell growth. However, significant additional research and funding will be required in order to develop them into therapeutics.

The Company believes that ranpirnase may also be developed as an anti-viral agent. The NIH has performed an independent in vitro screen of ONCONASE against the HIV virus type 1 ("HIV"). The results showed ONCONASE to inhibit replication of HIV by up to 99.9% after a four day incubation period at concentrations not toxic to uninfected H9 leukemic cells. In addition, in vitro findings by NIH scientists revealed that ONCONASE significantly inhibited production of HIV in several persistently infected human cell lines, preferentially degrading viral RNA and cellular transfer RNA while not affecting normal cellular ribosomal RNA and messenger RNAs. In addition, the NIH - Division of AIDS found ONCONASE to have in vitro anti- viral activity. Subject to the availability of the resources required to do so, the Company plans to conduct further research concerning anti-viral activity. There can be no assurance that ranpirnase will show any level of anti-HIV activity in humans.

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

ONCONASE(R) (Ranpirnase) Profile

Originally, the Company developed a biological extract from early stage leopard frog embryos and eggs which demonstrated potent anti-tumor activity. In 1987, the Company isolated a specific protein, P-30 Protein (herein referred to as ranpirnase). In October 1998, the United States Adopted Names Council (USAN) adopted ranpirnase as the United States adopted name for Alfacell's antineoplastic P30 protein (trademarked ONCONASE(R)) intended for use in the treatment of solid tumors. Ranpirnase is the active ingredient (drug substance) of the finished registered trademarked product ONCONASE. Based upon the complete amino acid sequence analysis (comparison of the amino acid sequence of ranpirnase with that of over 10,000 protein sequences registered with the National Biomedical Research Foundation Protein Identification Resource, Georgetown University, Washington, DC), it has been established that ranpirnase has a novel structure. It has also been determined that, thus far, ranpirnase is the smallest protein belonging to the superfamily of pancreatic ribonucleases. The Company retains all commercial rights to ONCONASE.

Chemistry

ONCONASE  (ranpirnase)  is a single  peptide chain  containing  104 amino acids.
Ranpirnase has a molecular mass of approximately 12,000 daltons and an isoelectric point of approximately 9.5.

Formulation

Each vial of the finished product ONCONASE(R) for Injection contains 1 mg + 15% of lyophilized ONCONASE and 40 mg + 15% of mannitol. Storage below -15o C is recommended. Stability testing is on-going to support refrigerated storage.

Postulated Mechanism of Action

Anti-Tumor Activity

Although the mechanism of action of ONCONASE has not been fully elucidated, a series of studies have been performed and the results imply that ONCONASE has several mechanisms of actions. The enzymatic activity of ONCONASE appears to be essential for its broad spectrum of biological activities. In the 9L glioma cell system, ONCONASE is able to induce a chain of events that lead to inhibition of tumor cell proliferation and tumor cell destruction. ONCONASE:

                      binds to tumor cell surface receptors
                                        |
                becomes internalized by energy-dependent process
                                        |
                               reaches the cytosol
                                        |
       degrades various species of intracellular RNA (preferentially tRNA)
                                        |
                           inhibits protein synthesis
                                        |
        inhibits cell growth and proliferation (primarily blocking the G1 phase of the cell cycle)
                                        |
 may induce tumor cell differentiation and/or programmed cell death (apoptosis)

The inhibitory effects of ONCONASE in the G1 phase of the cell cycle appear to be due to its inhibition of the expression of cyclin D3 and an increase in the expression of several inhibitors of cyclin-dependent kinases ("CDKs") such as p16INK4A, p21WAF1, p27KIP1 and hypophosphorylated form of pRb protein, as demonstrated in the human U937 lymphoma cell line. Inhibiting cell cycle progression in the G1 phase prevents cells from entering the proliferative DNA-synthetic phase (S-phase) of the cell cycle. Thus, the cell cycle regulatory effects of ONCONASE include both down-regulatory and up-regulatory mechanisms.
This pattern of activity may partly explain why tumor cells with their de-regulated cell cycle control may be more susceptible to ONCONASE than normally regulated somatic cells. The parallel ONCONASE-induced cell differentiation and apoptosis observed in this model may reflect a shift in growth signal transduction pathways from primarily anti-apoptotic to differentiation-inducing and pro-apoptotic.

Preclinical research

In Vitro Anti-Cancer Activity

ONCONASE has demonstrated a broad spectrum of anti-tumor activity in vitro and was determined to be active in the NCI Cancer Screen. Scientists at Harvard Medical School demonstrated that ONCONASE has anti- angiogenic activity. It antagonizes the pro-angiogenic activity of human angiogenin in the endothelial cells.

Several synergistic interactions between ONCONASE and other drugs have been established. The in vitro results are shown in the table below:


                               SYNERGISMS IN VITRO
--------------------------------------------------------------------------------
            Regimen                                Cell Line
--------------------------------------------------------------------------------
                                           ASPC-1 Pancreatic
ONCONASE + Tamoxifen                       DU-145 Prostatic
                                           OVCAR-3 Ovarian
                                           ACHN Renal Cell Carcinoma
--------------------------------------------------------------------------------
ONCONASE + Phenothiazine                   A-549 Non-Small Cell Lung Carcinoma
--------------------------------------------------------------------------------
                                           ASPC-1 Pancreatic
ONCONASE + Lovastatin                      A-549 Non-Small Cell Lung
                                           OVCAR -3 Ovarian
                                           HT-520 NSCLC
--------------------------------------------------------------------------------
ONCONASE + Cisplatin                       OVCAR-3 Ovarian
--------------------------------------------------------------------------------
ONCONASE + All-trans-retinoic acid         9L Glioma
--------------------------------------------------------------------------------
ONCONASE + Vincristine                     HT-29   mdr-1   Colorectal
                                           MCF-7  AdrRes   Breast
--------------------------------------------------------------------------------
ONCONASE + Doxorubicin                     HT-29   mdr-1   Colorectal
                                           MDA.MB-231 Res. Breast
--------------------------------------------------------------------------------
ONCONASE + Taxol                           MDA.MB-231 Res. Breast
--------------------------------------------------------------------------------

In Vivo Anti-Cancer Activity

There are in vivo data for the synergistic use of ONCONASE with:

     o    vincristine,

     o    doxorubicin, and

     o    tamoxifen.

These synergisms suggest a potential for the therapeutic utility of ONCONASE in patients with chemotherapy- resistant tumors. NCI reported the ability of ONCONASE to overcome multiple drug resistance (MDR), both in vitro and in vivo. Previously, it was shown that ONCONASE could overcome other forms of drug resistance.

ONCONASE as a Radiosensitizing and Anti-Angiogenic Agent

Collaborative research at the University of Medicine and Dentistry of New Jersey at Camden and University of Pennsylvannia Medical Center, Department of Radiation Oncology, revealed:

     o    radiosensitizing potential of ONCONASE,

     o    potential co-antiangiogenic activity of ONCONASE, and

     o diminution of tumor interstitial fluid pressure by systemically administered ONCONASE.

Further in vivo studies are planned.

Clinical Development

Alfacell's regulatory strategy for gaining initial marketing approval of ONCONASE is to demonstrate its safety and efficacy in unresectable malignant mesothelioma. If successful, the Company would then seek to initiate trials in other solid tumor indications where:

     o    median survivals are typically less than a year,

     o there are smaller patient populations and thus, smaller clinical trials would be required, and

     o    there are few or no approved treatments.

Clinical Trials

ONCONASE has been tested as a single agent in patients with a variety of solid tumors and in combination with tamoxifen in prostate cancer and advanced pancreatic and renal cell carcinoma patients. In vitro results showed ONCONASE to be synergistic with tamoxifen in inhibiting tumor cell growth in the tumor cell lines originating from these types of cancers.

Reported toxicities in Phase I and II clinical trials, were primarily renal, dose-related and reversible. There has been little evidence of myelosuppression (bone marrow suppression), alopecia (hair loss) or other severe toxicities frequently observed after treatment with most other chemotherapeutic drugs. Due to its limited funding, the Company has had to be very selective in designing its Phase III regulatory strategy for gaining FDA approval. Therefore, the selection criteria focused on those tumor types, which in addition to showing evidence of preclinical and clinical efficacy, that: i) have small patient populations, resulting in the number of patients required for Phase III studies to be small; ii) have a median survival time of 6-12 months from diagnosis, and
iii) are life-threatening with limited competition.

In June 1997, Alfacell initiated a Phase III clinical trial for unresectable malignant mesothelioma comparing ONCONASE to doxorubicin. No standard FDA approved therapy exists to treat this deadly cancer, and most advanced, unresectable malignant mesothelioma patients die of progressive disease within 6-12 months of diagnosis. The Company is in the process of analyzing the Phase III data from this clinical trial in preparation for a pre-NDA meeting with the FDA.

The table below indicates the status of the various clinical programs:

--------------------------------------------------------------------------------
                  Form                             Clinical Status
--------------------------------------------------------------------------------
As a single agent                        ONCONASE  is  currently  in a Phase III
                                         clinical     trial    for     malignant
                                         mesothelioma   (originating   from  the
                                         lining of the lungs and  abdomen).  The
                                         trial  is  a   randomized,   controlled
                                         study. Patient accrual was completed in
                                         April 1999.

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

                                         ONCONASE has been tested in Phase I-III
                                         clinical  trials  in  approximately  35
                                         cancer   centers   across   the   U.S.,
                                         including   major   centers   such   as
                                         Columbia-Presbyterian,   University  of
                                         Chicago, M.D. Anderson and Cedars-Sinai
                                         Cancer Centers.

                                         ONCONASE is in preclinical  testing for
                                         primary  brain  tumors at the  National
                                         Institute of Neurological Disorders and
                                         Strokes ("NINDS").
--------------------------------------------------------------------------------
In combination  with other anti-
cancer agents                            Phase  I/II  clinical  studies  testing
                                         ONCONASE in combination  with tamoxifen
                                         in  prostate   cancer  and  renal  cell
                                         carcinoma have been completed.

                                         Phase I/II trial  testing  ONCONASE  in
                                         combination with  13-cis-retinoic  acid
                                         and   alpha-interferon   in  metastatic
                                         renal cell  carcinoma  is ongoing at MD
                                         Anderson Cancer Center.

                                         ONCONASE    in     combination     with
                                         doxorubicin     in    patients     with
                                         unresectable  malignant mesothelioma is
                                         being evaluated.

                                         In July 1998, Alfacell discontinued two
                                         Phase  III  clinical   trials   testing
                                         ONCONASE in combination  with tamoxifen
                                         in pancreatic  cancer based on the lack
                                         of   a    demonstrated    statistically
                                         significant survival benefit.

                                         Although further clinical trials may be
                                         warranted    in   other    indications,
                                         Alfacell lacks the financial  resources
                                         for further studies at this time.

--------------------------------------------------------------------------------

As the payload in a targeted
conjugate                                A  collaboration  with  the  NINDS  has
                                         produced a ranpirnase  which  conjugate
                                         is  currently   being   evaluated   for
                                         clinical   testing  at  the  NINDS  for
                                         primary brain tumors.

                                         A   collaboration   with  the  National
                                         Cancer   Institute   has   produced   a
                                         conjugate   of    ranpirnase    and   a
                                         monoclonal   antibody  which  has  been
                                         deemed active in vivo for Non-Hodgkin's
                                         Lymphoma.   The   conjugate   is  being
                                         evaluated   by  the  NCI  for  clinical
                                         trials starting next year.
--------------------------------------------------------------------------------

Research and Development Programs

Research and development expenses for the fiscal years ended July 31, 1999, 1998, and 1997 were $2,402,000, $5,265,000, and $3,863,000, respectively.
Alfacell's research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. These proteins have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and apoptosis. Therefore, they may be ideal candidates for the development of therapeutics, in treatments for cancer and other life-threatening diseases (including HIV infections), that require anti-proliferative and pro-apoptotic properties.

The following table outlines the various programs in the Company's  research and
development   portfolio.   Alfacell   is   pursuing   some  of  these   programs
independently, while others are being undertaken in collaboration with the NIH.

------------------------------------------------------------------------------------------------------------
                          Program                                                  Indication
------------------------------------------------------------------------------------------------------------
Cancer:
      ONCONASE(R) (ranpirnase)                               Unresectable malignant mesothelioma
                                                             Primary Brain Tumors (1)
      AC-RD-3002 (2)                                         Non-Hodgkin's Lymphoma ("NHL")
      AC-RD-3003 (1)                                         Primary Brain Tumors
      Other Novel Amphibian Ribonuclease Variants            Solid Tumors
      Proteasome Inhibitors                                  Solid Tumors and NHL

------------------------------------------------------------------------------------------------------------
Viral Disease:
      ONCONASE(R) (ranpirnase)                                 HIV Infection

------------------------------------------------------------------------------------------------------------
Anti-inflammatory Diseases:
      Ranpirnase Variant-Conjugate                           Anti-inflammatory and autoimmune diseases
------------------------------------------------------------------------------------------------------------

(1)  In collaboration  with the NIH - NINDS

(2)  In collaboration with the NIH - NCI

Ranpirnase Conjugates and Fusion Proteins:  AC-RD-3002 and AC-RD-3003

In addition to use in its native form, ranpirnase is being conjugated to targeting molecules to ensure its specificity. Several conjugates are being developed by the NIH in collaboration with Alfacell scientists and have demonstrated significant activity. In addition, several genes of ranpirnase, its variants and other amphibian ribonucleases are being synthesized using "state-of-the-art" recombinant technologies. The Company intends to focus its efforts on developing novel therapeutics from these genes that selectively target specific tumors. Production of these engineered genes and products may also lead to their use in gene therapy applications.

AC-RD-3002 is comprised of ranpirnase conjugated to an anti-CD22 monoclonal antibody for the treatment of Non-Hodgkin's Lymphoma. The Company, in collaboration with the NCI, is developing this product. AC-RD- 3002 is in preclinical testing at the NCI in preparation for commencing clinical trials.

AC-RD-3003 is a recombinant variant of ranpirnase conjugated to a specific protein. The receptors for this particular protein tend to be expressed at higher concentrations in proliferating cells, such as tumor cells. Studies have shown that AC-RD-3003 targets malignant glial cells on primary brain tumors. The Company, in collaboration with the NINDS, is developing this product. In preclinical studies performed by the NINDS, ONCONASE as a single agent has shown activity in primary brain tumors.

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

Cell growth and viability are dependent on the function of the proteasome. Proteasomal activity is necessary for cell growth by regulating the entry and exit to and from the mitotic cycle through timely degradation of cyclins and other regulatory proteins. Proteasome inhibitors interfere with normal proteasome function, resulting in interruption of cell cycle progression and induction of apoptosis. Given that ONCONASE and proteasome inhibitors both have been shown in vitro to modulate fundamental mechanisms governing tumor cell growth, proliferation and death, Alfacell is testing these two classes of compounds in combination with ranpirnase and has discovered synergistic anti-tumor effects. The Company believes that a new class of anti- cancer compounds can be developed combining ranpirnase and its variants with proteasome inhibitors. The Company retains all commercial rights to compounds resulting from this program.

HIV Infection

The drugs currently approved in the United States for treatment of HIV infection consist primarily of reverse transcriptase inhibitors and protease inhibitors. There is an extremely high rate of resistance developing to several currently available anti-viral drugs, primarily due to the exponentially increasing rate of mutations of HIV that occur during infection. Experimental data shows that anti-HIV effects of ONCONASE, are quite selective, independent of the HIV envelope and therefore likely to inhibit replication of the different HIV-1 subtypes. In vitro studies performed by independent scientific collaborators (including the NIH - Division of AIDS) have demonstrated that ONCONASE:

o acts directly by degrading viral genomic RNA during the pre-integration complex phase and indirectly by degrading the tRNALys3 isoform which functions as a primer for viral reverse transcriptase;

o degrades viral RNA of HIV-1 intracellularly, with a dramatic reduction in the levels of viral transcripts which is sustained for 2-4 days;

o inhibits replication of HIV-1 in a dose-dependent manner by up to 99.9%, as measured by the p24 antigen capture assay, in acutely and persistently infected cells, at concentrations that are only minimally cytotoxic to uninfected H9 cells;

o    has highly significant anti-HIV activity in the monocyte/macrophage system.

Ranpirnase, as an enzyme highly specialized in the degradation of RNA molecules, might be an anti-HIV agent that could be effective, irrespective of viral mutations that render other antiviral agents ineffective. Ranpirnase could be particularly useful in targeting the monocyte/macrophage cellular reservoir of HIV, and may significantly contribute to the control of HIV replication in its post-integrational phase of the virus life-cycle (e.g., when RT inhibitors are ineffective) and prevent the emergence of resistant strains of HIV. The Company retains all commercial rights to compounds resulting from this program. However, the Company does not currently possess the funds necessary to conduct further research for this indication.

Ranpirnase Variant Conjugates

Alfacell has developed a variant of ranpirnase and conjugated it to a variety of clinically important proteins. These conjugates are designed to specifically target relevant molecules in the body and inactivate them. These new products may have therapeutic applications in the treatment of anti-inflammatory diseases, e.g. arthiritis and other autoimmune diseases. However, there can be no assurance that these products will be successfully developed.

Raw Materials

The major active ingredient derived from leopard frog eggs is the protein, ranpirnase. Although Alfacell currently acquires its natural source material from a single supplier, management believes that it is abundantly available from other sources. The Company has sufficient egg inventory on hand to produce enough ONCONASE to complete the current clinical trials and supply ONCONASE for up to two years after commercialization. In addition, the Company has successfully completed the cloning of the natural source product (ranpirnase). However, there can be no assurance that using the recombinant technology will be more cost effective over the natural source.

Manufacturing

The Company has signed an agreement with Scientific Protein Laboratories ("SPL"), a subsidiary of a division of American Home Products Corp., which will perform the intermediary manufacturing process which entails purifying ranpirnase. Subsequently, the intermediate product is sent to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, no specific arrangements have been made for the manufacture of the Company's product. Compliance with Current Good Manufacturing Practices ("cGMP") is a requirement for product manufactured for use in Phase III clinical trials and for commercial sale. Both SPL, and the contract filler to whom the intermediate product is sent for the final manufacturing step and vial filling, manufacture in accordance with cGMP. For the foreseeable future, the Company intends to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture its product. There can be no assurance that the Company would be able to find substitute manufacturers, if necessary. The Company is dependent upon its contract manufacturers to comply with cGMPs and to meet production requirements. There can be no assurance that the Company's contract manufacturers will comply with cGMPs or timely deliver sufficient quantities of the Company's products.

Marketing

Neither the Company nor any of its officers or employees has pharmaceutical marketing experience. If the Company were to market its products itself, significant additional expenditures and management resources would be required to develop an internal sales force and there can be no assurance that the Company would be successful in penetrating the markets for any products developed or that internal marketing capabilities would be developed at all. The Company intends, in some instances, to enter into development and marketing agreements with third parties. The Company expects that under such arrangements it would act as a co- marketing partner or would grant exclusive marketing rights to its corporate partners in return for up-front fees, milestone payments and royalties on sales. Under these agreements, the Company's marketing partner may have the responsibility for a significant portion of development of the product and regulatory approval. In the event that the marketing partner fails to develop a marketable product or fails to market a product successfully, the Company's business may be adversely affected.

Government Regulation

The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable regulatory agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic may take many years and involve substantial expenditures. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

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

The Company owns six U.S. Patents:

     a)   U.S.   Patent  No.   4,888,172   issued  in  1989,   which   covers  a
          pharmaceutical produced from fertilized frog eggs (Rana pipiens) and the methodology for producing it.

     b) U.S. Patent No. 5,559,212 issued in 1996, which covers the amino acid sequence of ONCONASE.

     c) U.S. Patents Nos. 5,529,775 and 5,540,925 issued in 1996 and U.S. Patent No. 5,595,734 issued in 1997, which cover combinations of ONCONASE with certain other pharmaceuticals.

     d) U.S. Patent No. 5,728,805 issued in 1998 which covers a family of variants of ONCONASE.

The Company owns three European patents, which have been validated in certain European countries. These European patents cover ONCONASE, process technology for making ONCONASE, and combinations of ONCONASE with certain other chemotherapeutics. The Company also owns other patent applications, which are pending in the United States, Europe, and Japan. Additionally, the Company owns one Japanese patent and an undivided interest in two applications that are pending in the United States. Each of these applications relate to a Subject Invention (as that term is defined in CRADAs to which the Company and the NIH are parties).

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

The Company also relies on proprietary know-how and on trade secrets to develop and maintain its competitive position. Others may independently develop such know-how or trade secrets or may otherwise obtain access thereto. Although Company employees and consultants having access to proprietary information are required to sign agreements which require them to keep such information confidential, such agreements may be breached or held to be unenforceable.

Competition

There are several companies, universities, research teams and scientists, both private and government- sponsored, which engage in research similar, or potentially similar, to that performed by the Company. Many of such entities and associations have far greater financial resources, larger research staffs and more extensive physical facilities than the Company. These competitors may succeed in their research and development of products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. The Company is not aware, however, of any product currently being marketed which has the same mechanism of action as the Company's proposed anti- tumor agent, ONCONASE. A search by the Company of scientific literature reveals no published information which would indicate that others are currently employing its methods or producing such an anti-tumor agent. There are several chemotherapeutic agents currently used to treat the forms of cancer which ONCONASE is being used to treat. There can be no assurance that ONCONASE will prove to be as safe and as effective as currently used drugs or that new treatments will not be developed which are more effective than ONCONASE.

Employees

As of November 8, 1999, Alfacell employed fifteen persons, of whom twelve were engaged in research and development activities and three were engaged in administration and management. The Company has four employees who hold Ph.D. or M.D. degrees. All of the Company's employees are covered by confidentiality agreements. Alfacell considers relations with its employees to be very good. None of the Company's employees are covered by a collective bargaining agreement.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "ACEL". At the close of business April 27, 1999, it was delisted from The Nasdaq SmallCap Market ("Nasdaq") for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of November 8, 1999, there were approximately 1,323 stockholders of record of the Company's Common Stock.

The following table sets forth the range of high and low sale prices of the Common Stock for the two fiscal years ended July 31, 1999 and 1998. The price for the periods commencing April 28, 1999 were obtained from OTCBB and the price for the periods prior to such date were obtained from Nasdaq. These prices are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     High          Low
                                                     ----          ---
Year Ended July 31, 1999:
      First Quarter                                1 - 1/25        13/32
      Second Quarter                                    1/2         7/32
      Third Quarter                                     7/8        13/64
      Fourth Quarter                                    9/16        3/16

Year Ended July 31, 1998:
      First Quarter                                4 -   5/8     3
      Second Quarter                               3 - 25/32     2 - 1/4
      Third Quarter                                4 -   1/2     2 - 1/4
      Fourth Quarter                               4 -   5/8         3/8

The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize will be retained to finance the growth of the Company.

Item 6.  SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for the Company for the five fiscal years ended July 31, 1999.


Year Ended                                                July 31,
                       -------------------------------------------------------------------------------
                           1999             1998             1997             1996             1995
                       -----------      -----------      -----------      -----------      -----------
Revenue                $   168,372      $   311,822      $   442,572      $   184,250      $    20,992
Net Loss               $(3,156,636)     $(6,387,506)     $(5,018,867)     $(2,942,152)     $(1,993,123)
Net Loss Per Basic
and Diluted Share      $      (.18)     $      (.40)     $      (.34)     $      (.25)     $      (.21)
Dividends                     None             None             None             None             None


At Year End:                                              July 31,
                       -------------------------------------------------------------------------------
                           1999             1998             1997             1996             1995
                       -----------      -----------      -----------      -----------      -----------
Total Assets           $ 1,728,648      $ 5,516,678      $ 8,034,954      $ 8,487,711      $ 1,616,170
Long-term
Obligations                   None      $     6,727      $    15,902      $ 1,398,760      $     7,129
Total Equity
(Deficiency)           $   757,200      $ 3,691,838      $ 5,566,091      $ 6,650,266      $  (832,566)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Alfacell  has  focused the  majority of its  resources  since  inception  on the research and development of ONCONASE. After it obtained the results of its preliminary analysis of the Phase III clinical trial results for advanced pancreatic cancer, the Company closed the pancreatic cancer trials and redirected its resources towards the completion of the ongoing Phase III clinical trial for unresectable malignant mesothelioma. The Company is in the process of analyzing the Phase III data of its clinical trial for unresectable malignant mesothelioma in preparation for a Pre-NDA meeting with the FDA. The Company is also exploring various strategic alternatives for its business and its research and development operations.

The Company is currently funding research and development of its products from cash reserves. The termination of the Phase III clinical trials for advanced pancreatic cancer has had a significant and detrimental impact on the Company's Common Stock price and its ability to raise additional capital for future operations. The Company may not have, or be able to obtain the financial resources necessary to complete the Phase III clinical trial for unresectable malignant mesothelioma or to file an NDA for ONCONASE for this indication if the results from such clinical trial were to support such a filing. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

Results of Operations

Fiscal Years Ended July 31, 1999, 1998 and 1997

Revenues

The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in fiscal 1999, 1998 and 1997. Investment income for fiscal 1999 was $168,000 compared to $312,000 for fiscal 1998, a decrease of $144,000. This decrease was due to lower balances of cash and cash equivalents. Investment income for fiscal 1998 was $312,000 compared to $443,000 for fiscal 1997, a decrease of $131,000. This decrease was due to lower balances of cash and cash equivalents.

Research and Development

Research and development expense for fiscal 1999 was $2,402,000 compared to $5,265,000 for fiscal 1998, a decrease of $2,863,000 or 54%. This decrease was primarily due to a 96% decrease in costs related to the manufacture of clinical supplies of ONCONASE, a 47% decrease in costs in support of on-going clinical trials, an 82% decrease in expenses for preparation of an NDA for ONCONASE and a 4% decrease in personnel costs. These decreases were primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma in April 1999 and the closing of the Phase III clinical trials for pancreatic cancer in July 1998.

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

General and Administrative

General and administrative expense for fiscal 1999 was $921,000 compared to $1,413,000 for fiscal 1998, a decrease of $492,000 or 35%. This decrease was primarily due to a 94% decrease in legal costs, a 25% reduction in administrative personnel costs and a 56% decrease in public relations expenses, offset by an $84,000 increase in consulting fees.

General and administrative expense for fiscal 1998 was $1,413,000 compared to $1,476,000 for fiscal 1997, a decrease of $63,000 or 4%. This decrease was primarily due to a 28% decrease in personnel costs and a 28% decrease in public relations activities, offset by a 26% increase in legal costs and a 72% increase in insurance expense.

Interest

Interest expense for fiscal 1999 was $2,000 compared to $22,000 in fiscal 1998, a decrease of $20,000 or 91%. The decrease was primarily due to the payment of the entire principal amount of the Company's $1.4 million term loan agreement with its bank during the fiscal year ended July 31, 1998.

Interest expense for fiscal 1998 was $22,000 compared to $123,000 in fiscal 1997, a decrease of $101,000 or 82%. The decrease was primarily due to the payment of the entire principal amount of the Company's term loan on October 3, 1997.

Net Loss

The Company has incurred net losses during each year since its inception. The net loss for fiscal 1999 was $3,157,000 as compared to $6,388,000 in fiscal 1998 and $5,019,000 in fiscal 1997. The cumulative loss from the date of inception, August 24, 1981, to July 31, 1999 amounted to $54,954,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

During fiscal 1999, the Company had a net decrease in cash and cash equivalents of $3,716,000. This decrease primarily resulted from net cash used in operating activities of $3,704,000 and a reduction of long-term debt of $9,000. Total cash resources as of July 31, 1999 were $1,383,000 compared to $5,099,000 at July 31, 1998.

The Company's current liabilities as of July 31, 1999 were $971,000 compared to $1,818,000 at July 31, 1998, a decrease of $847,000 or 47%. The decrease was primarily due to a $530,000 decrease in the Company's accounts payable and a $314,000 decrease in accrued expenses, both primarily due to decreases in costs associated with the purchase of raw materials and the manufacture of ONCONASE, decreased legal fees and a decrease in costs in support of on-going clinical trials, due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma and the closing of the Phase III clinical trials for pancreatic cancer.

Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company believes that its cash and cash equivalents as of July 31, 1999 will be sufficient to meet its anticipated cash needs through January 2000. The report of the Company's independent auditors on the Company's financial statements, included elsewhere herein, includes an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax loss carryforwards and research and development tax credits and revenues from the commercial sale of ONCONASE, however there can be no assurance that such additional funds will become available. The Company is currently in discussion with several potential strategic alliance partners for further development and marketing of ONCONASE and the other potential new products in the Company's pipeline, however there can be no assurance that any such alliances will materialize. The ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time maybe dependent upon other factors including without limitation, market conditions, and there can be no assurance that such funds will be available. The Company is in the process of analyzing the Phase III data of its clinical trial for unresectable malignant mesothelioma in preparation for a Pre-NDA meeting with the FDA.

New Jersey has enacted legislation permitting certain New Jersey corporations to sell tax loss carryforwards and research and development credits (the "NOLs"). The Company has state NOLs available for sale. In October 1999, the Company was notified by the state that it has qualified to sell their NOLs. The Company expects to receive net proceeds of approximately $675,000 by January 2000. However, there can be no assurance that the Company will be able to find a buyer for its NOLs or that such funds will be available in a timely manner.

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

Year 2000

The Company has completed its review of its business systems, including its computer systems and computer controlled equipment, and is in the process of querying its suppliers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the Year 2000 approaches and is reached. Based on this review, the Company has implemented a plan to achieve Year 2000 compliance. While there may be other areas that may affect the Company's operations upon commercialization of the Company's products under development, the Company has identified three major areas where Year 2000 compliance is critical for the normal functioning of the Company's business:
Business and Accounting Computer Systems, Clinical Data Management Systems and Product Manufacturing Systems.

Business and Accounting Computer Systems

The Company utilizes standard, widely-available software packages to perform its word processing, spreadsheet and accounting duties. Inquiries have revealed that software upgrades are available to ensure Year 2000 compliance. The Company had completed the upgrade of its Business and Accounting Computer Systems. While there is no assurance at this time that such upgrades will be Year 2000 compliant, the Company does not believe that non-compliance would have a material effect on the Company's business. Since the risks of non- compliance are minimal, the Company does not plan to create a contingency plan for these systems at this time.

Clinical Data Management Systems

The Company utilizes the services of an outside vendor to handle all of its data management needs with regard to collection and reporting of its clinical trial data. This vendor has completed the testing of its computer system for Year 2000 compliance. While it appears that the computer systems utilized to process the Company's clinical trial data are Year 2000 compliant, non-compliance could have a material adverse impact on the Company's ability to process the data in a timely manner for submission to the FDA, if necessary. Since the likelihood of non-compliance is minimal, the Company does not plan to create a contingency plan for these systems at this time.

Product Manufacturing Systems

The Company utilizes the services of outside suppliers to manufacture ONCONASE and perform many of the FDA-required related testing of such product. These suppliers reported that they are in the process of completing their Year 2000 programs and expect to be ready before year 2000. However, there can be no assurance that these suppliers' remediation efforts will effectively address all of their Year 2000 problems. Due to regulatory restrictions, the Company does not believe it would be feasible to locate and retain the services of alternate suppliers at this time. However, if during the first half of 2000, it became apparent that a supplier would not be able to support commercialization of ONCONASE, if approved by the FDA, the Company will then undergo the expense of transferring its manufacturing processes to alternate suppliers. While the Company believes that alternate suppliers are available for the manufacture of ONCONASE, there can be no assurance that the Company can complete the transition to a new supplier in a timely manner.

Year 2000 Summary

The Company has determined that Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company estimates the cost to address its Year 2000 issues to be approximately $30,000. The total cost estimate is based on management's current assessment and is subject to change.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

On December 1, 1993, certain shareholders of Armus Harrison & Co. ("AHC") terminated their association with AHC (the "AHC termination"), and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on behalf of the Company. In June 1996, AHC dissolved and ceased all operations. The report of KPMG LLP with respect to the financial statements of the Company from inception to July 31, 1999 is based on the report of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act on the basis of the use of such report in any registration statement of the Company into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by the Company, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, the officers and directors of the Company will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in the Common Stock of the Company or otherwise.

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                                    Age     Director Since        Position with the Company
----                                    ---     --------------        -------------------------
Kuslima Shogen                          54           1981         Chief Executive Officer, Acting Chief
                                                                  Financial Officer,Chairman of the Board

Stanislaw M. Mikulski, M.D.             55           1986         Executive Vice President, Medical Director
                                                                  and Director

Stephen K. Carter, M.D.(1)              61           1997         Director and Chairman of the Scientific
                                                                  Advisory Board

Donald R. Conklin (1)(2)                63           1997         Director

Martin F. Stadler (1)(2)                57           1997         Director

(1)  Member of Compensation Committee

(2)  Member of Audit Committee

Business Experience of Directors and Executive Officers

Kuslima Shogen has served as the Company's Chief Executive Officer since September 1986, as Chairman of the Board since August 1996, as a Director since the inception of the Company and as Acting Chief Financial Officer since June 23, 1999. She also served as the Company's Chief Financial Officer from September 1986 through July 1994 and as its President from September 1986 through July 1996. Ms. Shogen formed the Company in 1981 to pursue research that she had initiated while a biology student in the University Honors Program at Fairleigh Dickenson University. Prior to founding Alfacell, from 1976 to 1981 she was founder and president of a biomedical research consortium specializing in Good Laboratory Practices and animal toxicology. During that time, she also served as a consultant for the Lever Brothers Research Group. Ms. Shogen has received numerous awards for achievements in biology, including the Sigma Xi first prize from the Scientific Research Society of North America in 1974 and first prize for the most outstanding research paper in biology at the Eastern College Science Conferences competitions in 1972, 1973, and 1974. She earned a B.S. degree in 1974 and an M.S. degree in 1976 in biology from Fairleigh Dickenson University ("FDU"), and also completed graduate studies in 1978 in embryology. She is a Phi Beta Kappa graduate. In April 1998, Ms. Shogen received the Pinnacle Award from FDU, the highest honor the University bestows on its graduates.

Stanislaw M. Mikulski, M.D., F.A.C.P. has served the Company as Executive Vice President and Medical Director since 1987 and as a Director since 1986. Prior to his affiliation with Alfacell, Dr. Mikulski was Special Assistant to the Chief of the Investigational Drug Branch of the National Cancer Institute ("NCI") and the Coordinator for Immunotherapy Trials in Cancer for the Division of Cancer Treatment. Prior to joining the Company, he maintained a private practice in medical oncology for over eight years. He is a diplomate of the American Board of Internal Medicine and Medical Oncology as well as a fellow of the American College of Physicians and a member of the American Society of Clinical Oncology. Dr. Mikulski is currently a clinical assistant Professor of Medicine at the University of Medicine and Dentistry of New Jersey. He received his M.D. in 1967 from the Medical School of Warsaw, Poland and subsequently performed post-doctoral studies in human tumor immunology at the University of California in Los Angeles.

Stephen K. Carter, M.D. joined the Board of Directors in May 1997 and serves as Chairman of the Company's Scientific Advisory Board. In addition to his positions with Alfacell, Dr. Carter also serves as a senior clinical consultant to Sugen, Inc. From 1995 through 1997, he served as Senior Vice President of Research and Development for Boehringer-Ingelheim Pharmaceuticals. Before this, Dr. Carter spent over 13 years with Bristol-Myers Squibb, an international leader in the development of innovative anti-cancer and anti-viral therapies. He held a variety of senior executive research and development positions while at Bristol-Myers, including serving for five years as Senior Vice President of worldwide clinical research and development of its Pharmaceutical Research
Institute. From 1976 to 1982, he established and directed the Northern California Cancer Program. Prior to this, he held a number of positions during a nine-year tenure at the NCI, including the position of Deputy Director at the National Institutes of Health. He has also been a member of the faculties of the medical schools of Stanford University, the University of California at San Francisco and New York University. Dr. Carter has published extensively on the development of anti-cancer drugs, was the co-founding editor of journals devoted to cancer therapeutics or immunology, and has served on the editorial boards of a number of additional journals dedicated to cancer treatment. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, and the Society of Surgical Oncology, as well as several other medical societies. Dr. Carter earned his B.A. from Columbia University and his M.D. from New York Medical College. He currently serves on the Board of Directors of Allos Therapeutics.

Donald R. Conklin joined the Board of Directors in May 1997. Prior to his retirement in May 1997, Mr. Conklin was a senior executive with Schering-Plough, a major worldwide pharmaceutical firm. During his more than 35 years with Schering-Plough, he held a variety of key management positions within the firm. From 1986 to 1994, he served as President of Schering-Plough Pharmaceuticals and Executive Vice-President of Schering-Plough Corporation. In this position, he was responsible for worldwide pharmaceutical operations, including the launch of INTRON A(R) (interferon alfa-2b). Prior to this, Mr. Conklin had served as President of Schering USA and had held a variety of executive marketing positions in the United States, Europe, and Latin America. Immediately preceding his retirement, he was Chairman of Schering-Plough Health Care Products and an Executive Vice President of Schering-Plough Corporation. Mr. Conklin received his B.A. with highest honors from Williams College and his M.B.A. degree from the Rutgers University School of Business. He currently serves on the Board of Directors of Vertex Pharmaceuticals, Inc. and BioTransplant, Inc.

Martin F. Stadler joined the Board of Directors in November 1997. At the end of 1996, Mr. Stadler retired from Hoffmann La-Roche, Inc. after 32 years of pharmaceutical, chemical and diagnostic experience. Mr. Stadler served as senior vice president and chief financial officer, and was a member of the Hoffmann La-Roche, Inc. Board of Directors from 1985 through 1996. His responsibilities included finance, information technology, human resources, quality control and technical services. Prior to 1985, Mr. Stadler served as vice- president of strategic planning and business development. Mr. Stadler received his B.S. degree from Rutgers University and his M.B.A. from Fairleigh Dickenson University. In April 1999, he received the Pinnacle Award from FDU, the highest honor the University bestows on its graduates. Mr. Stadler is a member of the Finance Council of the American Management Association, a trustee of Fairleigh Dickenson University and a member of the Advisory Board for Horton International.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in the Company's stock by executive officers and directors of the Company and owners of 10% or more of the Company's outstanding Common Stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the fiscal year ended July 31, 1999, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed in a timely manner, except that one Form 5 reporting changes in beneficial ownership for the fiscal year ended July 31, 1998 was filed by each of Mr. Conklin and Mr. Stadler four months late and by Dr. Carter five months late.

Item 11.  EXECUTIVE COMPENSATION.

Directors' Compensation

Directors receive no cash compensation in consideration for their serving on the Board of Directors.

In November 1993 and January 1994, the Board of Directors and the stockholders, respectively, approved the Company's 1993 Stock Option Plan (the "1993 Plan") which, among other things, provides for automatic grants of options ("Automatic Grants") under a formula (the "Formula") to non-employee directors ("Independent Directors") on an annual basis.

The Formula provides that (i) on each December 31st each Independent Director receives automatically an option to purchase 15,000 shares of the Company's Common Stock (the "Regular Grant"); and (ii) on the date of each Independent Director's initial election to the Board of Directors, such newly elected Independent Director automatically receives an option to purchase such Independent Director's pro rata share of the Regular Grant which equals the product of 1,250 multiplied by the number of whole months remaining in the calendar year (the "Pro Rata Grant"). Each option granted pursuant to a Regular Grant and a Pro Rata Grant vests and becomes exercisable on December 30th following the date of grant. Notwithstanding the foregoing, an option will not become exercisable as to any shares unless such Independent Director has served continuously on the Board during the year preceding the date on which such options are scheduled to vest and become exercisable, or from the date such Independent Director joined the Board until the date on which such options are scheduled to vest and become exercisable; provided, however, that if an Independent Director does not fulfill such continuous service requirement due to such Independent Director's death or disability all options held by such Independent Director nonetheless vest and become exercisable as described herein. An option granted pursuant to the Formula remains exercisable for a period of five years after the date the option first becomes exercisable. The per share exercise price of an option granted under the Formula is required to be equal to the fair market value of a share of Common Stock on the date of grant.

During the fiscal year ended July 31, 1999, the following Independent Directors were granted the options listed below pursuant to the Formula under the 1993 Plan. The exercise prices of the options are equal to the fair market value of the Common Stock on the date of grant.


Name                       Number of Options     Exercise Price       Expiration
----                       -----------------     --------------       ----------
Stephen K. Carter                15,000              $ 0.29            12/30/04
Donald R. Conklin                15,000              $ 0.29            12/30/04
Martin F. Stadler                15,000              $ 0.29            12/30/04

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended July 31, 1999, the members of the Board of Directors who served on the Compensation Committee of the Board of Directors were Stephen K. Carter, Donald R. Conklin and Martin F. Stadler.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 1999, 1998 and 1997 earned by the Chief Executive Officer and the only two other executive officers of the Company during the last fiscal year (the "Named Executive Officers").

                                                                                                 Long Term
                                                Annual Compensation                             Compensation
                          ----------------------------------------------------------------     ---------------
                                                                                                 Securities
                                                                            Other Annual         Underlying            All Other
      Name and                                                              Compensation          Options/           Compensation
 Principal Position         Year        Salary($)         Bonus($)             ($)(1)              SARs(#)                ($)
---------------------     --------     ------------     -------------     ----------------     ---------------     -----------------
Kuslima Shogen              1999         $150,000           - 0 -              - 0 -                     - 0 -           - 0 -
Chief Executive             1998          150,000           - 0 -              - 0 -                     - 0 -           - 0 -
Officer and                 1997          150,000           - 0 -              - 0 -                     - 0 -           - 0 -
Chairman of the
Board of Directors

                                                                                                   Long Term
                                                Annual Compensation                               Compensation
                          ----------------------------------------------------------------     ---------------
                                                                                                 Securities
                                                                            Other Annual          Underlying           All Other
      Name and                                                              Compensation          Options/           Compensation
 Principal Position         Year        Salary($)         Bonus($)             ($)(1)              SARs(#)                ($)
---------------------     --------     ------------     -------------     ----------------     ---------------     -----------------
Gail E. Fraser(2)           1999         $130,000           - 0 -              - 0 -                115,000(3)           - 0 -
Vice President,             1998          130,000           - 0 -              - 0 -                     - 0 -           - 0 -
Finance and Chief           1997          130,000           - 0 -              - 0 -                     - 0 -           - 0 -
Financial Officer
Stanislaw M.                1999         $130,000           - 0 -              - 0 -                 50,000(4)           - 0 -
Mikulski                    1998          130,000           - 0 -              - 0 -                     - 0 -           - 0 -
Executive Vice              1997          130,000           - 0 -              - 0 -                     - 0 -           - 0 -
President and
Medical Director

(1) Excludes perquisites and other personal benefits which in the aggregate do not exceed 10% of the Named Executive Officers' total annual salary and bonus.

(2) Ms. Fraser resigned as the Company's Vice President, Finance and Chief Financial Officer effective as of June 23, 1999.

(3) These options were granted under the 1993 Plan on December 1, 1998, vested immediately, have an exercise price of $0.43 per share and will expire on December 30, 2000 pursuant to a separation agreement between Ms. Fraser and the Company. See "Employment and Termination Agreements". The price of the options was based on the fair market value of the Company's Common Stock on the date of grant.

(4) These options were granted under the 1993 Plan on December 1, 1998, vested immediately, have an exercise price of $0.43 per share and will expire on December 1, 2003. The price of the options was based on the fair market value of the Company's Common Stock on the date of grant.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options to the Named Executive Officers during the fiscal year ended July 31, 1999:

                                  Individual Grants
                                                                                            Potential Realizable Value at
                                                                                            Assumed Annual Rates of Stock
                                                                                            Price Appreciation for Option
                                                                                                      Term (1)
--------------------------------------------------------------------------------------  -------------------------------------
                         Number of
                        Securities         % of Total
                        Underlying      Options Granted      Exercise
                          Options       to Employees in       or Base     Expiration
        Name            Granted (#)       Fiscal Year          Price         Date
                                                             ($/Share)                     0%($)       5%($)        10%($)
-----------------------------------------------------------------------------------------------------------------------------
Kuslima Shogen              --                 --               --            --            --           --            --
Stanislaw M.             50,000 (2)          14.49%            $0.43       12/01/03         --        $1,075        $2,150
Mikulski
Gail E. Fraser          115,000 (3)          33.33%            $0.43       12/30/00         --        $2,473        $4,945
=============================================================================================================================

(1) The amounts set forth in the three columns represent hypothetical gains that might be achieved by the optionees if the respective options are exercised at the end of their terms. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10%. The 0% appreciation column is included because the exercise price of the options equals the market price of the underlying Common Stock on the date the options were granted, and thus the options will have no value unless the Company's stock price increases above the exercise price.

(2)  These options were granted under the 1993 Plan on December 1, 1998.

(3) These options were granted under the 1993 Plan on December 1, 1998. Ms. Fraser resigned as the Company's Vice President, Finance and Chief Financial Officer effective as of June 23, 1999.

Option Exercises and Fiscal Year-End Values

The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended July 31, 1999 and unexercised options held as of July 31, 1999.

                                                             Number of Securities              Value of Unexercised
                                                            Underlying Unexercised              In-The-Money Options
                                                          Options at Fiscal Year-End          at Fiscal Year-End($)(2)
                                                                      (#)
-----------------------------------------------------
                            Shares          Value
        Name              Acquired on      Realized
                         Exercise (#)       ($)(1)      Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------
Kuslima Shogen               None                None       1,631,208       - 0 -            - 0 -            - 0 -
Stanislaw M.                 None                None         445,740       - 0 -            - 0 -            - 0 -
Mikulski
Gail E. Fraser               None                None         465,000       - 0 -            - 0 -            - 0 -
========================================================================================================================

(1) Based upon the fair market value of the purchased shares on the option exercise date less the exercise price paid for the shares.

(2) The fair market value of the Common Stock at the fiscal year end was based on the average of the high and low trade prices ($0.51) for the Common Stock obtained from the OTC Bulletin Board on the last trading day of the fiscal year July 31, 1999.

Employment and Termination Agreements

On August 31, 1999 the Company entered into a separation agreement and general release with Ms. Gail E. Fraser pursuant to which (i) Ms. Fraser confirmed her resignation as vice president, finance, chief financial officer, director and employee of the Company effective as of June 23, 1999 ("Date of Resignation"),
(ii) the Company agreed to pay Ms. Fraser her regular salary for the period commencing on the Date of Resignation through July 31, 1999, (iii) the Company and Ms. Fraser agreed that an aggregate of 395,000 options granted to Ms. Fraser under the 1993 Plan, all of which had vested as of the Date of Resignation will remain vested and exercisable until December 30, 2000 and an aggregate of 70,000 options granted under the 1993 Plan which had not vested on the Date of Resignation will be deemed vested as of the Date of Resignation and will remain exercisable until December 30, 2000, (iv) the Company agreed to pay for health insurance for Ms. Fraser and her dependents until July 1999, (v) Ms. Fraser and the Company released each other from all claims and, (vi) Ms. Fraser agreed not to compete with the Company until December 30, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning stock ownership of each person who is the beneficial owner of five percent or more of the Company's outstanding Common Stock, each of the current directors, each of the Named Executive Officers and all directors and executive officers as a group as of October 31, 1999. Except as otherwise noted, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                                             Percentage of Common
Directors, Officers or 5% Stockholders (1)                        Number of Shares (2)      Stock Outstanding (3)
------------------------------------------                        --------------------      ---------------------
Kuslima Shogen                                                           2,703,585 (4)              14.4%

Stanislaw M. Mikulski                                                      782,623 (5)               4.4%

Gail E. Fraser                                                             481,500 (6)               2.7%

Stephen K. Carter                                                           68,750 (7)                 *

Donald R. Conklin                                                          134,250 (8)                 *

Martin F. Stadler                                                          126,250 (9)                 *

All executive officers and directors as a group
(six persons)                                                            4,296,958 (10)             21.6%

*    Less than one percent.

(1) The address of all officers and directors listed above is in the care of the Company.

(2) All shares listed are Common Stock. Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Exchange Act, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.

(3) The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of October 31, 1999 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of October 31, 1999 plus
     (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999.

(4) Includes 1,454,965 shares underlying options which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999.

(5) Includes 421,373 shares underlying options which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999.

(6) Includes 465,000 shares underlying options which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999 owned by Ms. Fraser and 16,500 shares owned by her husband. Ms. Fraser disclaims beneficial ownership as to the shares owned by her husband. Ms. Fraser resigned as the Company's Vice President, Finance, Chief Financial Officer and Director effective as of June 23, 1999.

(7) Includes 68,750 shares underlying options which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999.

(8) Includes 68,750 shares underlying options which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999.

(9) Includes 51,250 shares underlying options which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after
     October 31, 1999 and 25,000 shares underlying warrants which were exercisable as of October 31, 1999 or which will become exercisable within 60 days after October 31, 1999.

(10) Includes all shares owned beneficially by the directors and the executive officers named in the table.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 23, 1991, the board of directors authorized the Company to pay Kuslima Shogen an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE, or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company owns or is co-owner of the patent, or acquires such rights in the future, for a period not to exceed the life of the patents. If the Company manufactures and markets the drugs by itself, then the Company will pay an amount equal to 5% of gross sales from any products sold during the life of the patents.

In August 1998, Ms. Shogen and Dr. Mikulski settled, and the court approved the settlement, of a claim brought against them in the United States District Court, District of New Jersey at Newark, New Jersey, by a shareholder under Section 16(b) of the Securities Exchange Act of 1934 for profits alleged to have been realized by Ms. Shogen and Dr. Mikulski in transactions involving the Company's securities in 1988 and 1989. Claims under Section 16(b) are for profits calculated under such statute to have been realized for sales and purchases of the Company's securities made within a six month period. In this case the purchases which formed the basis for this claim were issuances of shares of stock to Ms. Shogen and Dr. Mikulski under employment agreements with the Company based upon the Company's achievement of certain milestones. No allegations of fraud were made. Ms. Shogen agreed to pay the Company $91,971.00 and Dr. Mikulski agreed to pay the Company $72,903.00. Such payments are to be made in a form acceptable to the Company whether in cash, shares of the Company's common stock or options to purchase the Company's common stock, with 25% of such payments having been made in August 1998 and the remainder of such amounts payable in three equal installments in August 1999, 2000 and 2001. The initial payments were made by the cancellation of options to purchase 44,999 shares of common stock owned by Ms. Shogen and the cancellation of options to purchase 35,669 shares of common stock owned by Dr. Mikulski. The obligation to make the remaining payments is secured by the pledge to the Company of options to purchase 154,908 and 122,136 shares of common stock by Ms. Shogen and Dr. Mikulski, respectively. In August 1999, Ms. Shogen paid the balance in full by the cancellation of options to purchase 134,995 shares owned by Ms. Shogen and Dr. Mikulski paid an installment equal to one-third of the balance by the cancellation of options to purchase 35,367 shares owned by Dr. Mikulski.

In December 1998, the Company issued 115,000 and 50,000 stock options to Gail E. Fraser and Stanislaw M. Mikulski, respectively, with an exercise price of $0.43 per share, the fair market value of the Company's Common Stock on the date of grant. These options which vested immediately was approved by the Compensation Committee. Ms. Fraser resigned as the Company's Vice President, Finance, Chief Financial Officer and director effective as of June 23, 1999.

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)      The response to these  portions of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (4)      Exhibits (numbered in accordance with Item 601 of Regulation
                    S-K).


                                                                                                    Exhibit No.
                                                                                                        or
  Exhibit                                                                                          Incorporation
    No.                                           Item Title                                       by Reference
----------                                        ----------                                       ------------
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

                                                                                                    Exhibit No.
                                                                                                        or
  Exhibit                                                                                          Incorporation
    No.                                           Item Title                                       by Reference
----------                                        ----------                                       ------------
10.3      Form of Stock Purchase Agreement and Certificate used in connection with
             various private placements                                                                  ***
10.4      Form of Stock and Warrant Purchase Agreement and Warrant Agreement
             used in Private  Placement  completed on March 21, 1994                                     ***
10.5      1993 Stock Option Plan and Form of Option Agreement                                           *****
10.6      Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen                            ****
10.7      Accrued Salary Conversion Agreement dated March 30, 1994 with Kuslima
              Shogen                                                                                    ****
10.8      Accrued Salary Conversion Agreement dated March 30, 1994 with Stanislaw
             Mikulski                                                                                   ****
10.9      Option Agreement dated March 30, 1994 with Kuslima Shogen                                     ****
10.10     Amendment No. 1 dated June 20, 1994 to Option Agreement dated March
             30, 1994 with Kuslima Shogen                                                               ****
10.11     Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
             March 30, 1994 with Kuslima Shogen                                                         *****
10.12     Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
             March 30, 1994 with Stanislaw Mikulski                                                     *****
10.13     Form of Stock and Warrant Purchase Agreement and Warrant Agreement
             used in Private Placement completed on September 13, 1994                                    +
10.14     Form of Subscription Agreements and Warrant Agreement used in Private
          Placements closed in October 1994 and September 1995                                            #
10.15     1997 Stock Option Plan                                                                         ###
10.16     Separation Agreement with Michael C. Lowe dated October 9, 1997                                 ++
10.17     Form of Subscription Agreement and Warrant Agreement used in Private
          Placement completed on February 20, 1998                                                       +++
10.18     Form of Warrant Agreement issued to the Placement Agent in connection
          with the Private Placement completed on February 20, 1998                                      +++
10.19     Placement Agent Agreement dated December 15, 1997                                              +++
10.20     Separation Agreement with Gail Fraser dated August 31, 1999                                    ####
21.1         Subsidiaries of Registrant                                                                   **
23.1         Consent of KPMG LLP                                                                         ####
27.1         Financial Data Schedule                                                                     ####
99.1         Factors to Consider in Connection with Forward-Looking Statements                           ####

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

#### Filed herewith.

(b)  Reports on Form 8-K.

     On July 13, 1999, the Company filed a report on Form 8-K which reported under Item 5 thereof, the resignation of its Vice President, Finance, Chief Financial Officer and Director.

                                    Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ALFACELL CORPORATION


Dated: November 15, 1999                   By:  /s/ KUSLIMA SHOGEN
                                                --------------------------------
                                                Kuslima Shogen, Chief Executive
                                                Officer, Acting
                                                Chief Financial Officer and
                                                Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 15, 1999                        /s/ KUSLIMA SHOGEN
                                                --------------------------------
                                                Kuslima Shogen, Chief Executive
                                                Officer, Acting
                                                Chief Financial Officer
                                                (Principal Executive Officer,
                                                Principal Accounting Officer)
                                                and Chairman of the Board


Dated: November 15, 1999                        /s/ STANISLAW M. MIKULSKI
                                                --------------------------------
                                                Stanislaw M. Mikulski, M.D.,
                                                Executive Vice
                                                President and Director


Dated: November 15, 1999                        /s/ STEPHEN K. CARTER
                                                --------------------------------
                                                Stephen K. Carter, M.D.,
                                                Director


Dated: November 15, 1999                        /s/ DONALD R. CONKLIN
                                                --------------------------------
                                                Donald R. Conklin, Director


Dated: November 15, 1999                        /s/ MARTIN F. STADLER
                                                --------------------------------
                                                Martin F. Stadler, Director

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                                      Index

                                                                            Page

Independent Auditors' Report of KPMG LLP.....................................F-2
Independent Auditors' Report of Armus, Harrison & Co. .......................F-3


      Financial Statements:
           Balance Sheets - July 31, 1999 and 1998...........................F-5
           Statements of Operations - Years ended July 31, 1999, 1998 and 1997 and the Period from August 24, 1981 (Date of
             Inception) to July 31, 1999.....................................F-6
           Statement of Stockholders' Equity (Deficiency) - Period from
            August 24, 1981 (Date of Inception) to July 31, 1999.............F-7
           Statements of Cash Flows - Years ended July 31, 1999, 1998 and 1997 and the Period from August 24, 1981 (Date of
            Inception) to July 31, 1999.................................... F-11
           Notes to Financial Statements - Years ended July 31, 1999,
            1998 and 1997 and the Period from August 24, 1981
            (Date of Inception) to July 31, 1999............................F-14

                          Independent Auditors' Report


The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 1999 and the period from August 24, 1981 (date of inception) to July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation (a development stage company) for the period from August 24, 1981 (date of inception) to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 1999 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation (a development stage company) as of July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 1999 and the period from August 24, 1981 (date of inception) to July 31, 1999 in conformity with generally accepted accounting principles.

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


                                                              /s/ KPMG LLP
                                                              KPMG LLP


Short Hills, New Jersey
November 2, 1999

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



                                                       -------------------------
                                                       Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 1999 and 1998

                                                                              1999              1998
                                                                          ------------      ------------
                                     ASSETS

Current assets:
         Cash and cash equivalents                                        $  1,383,133      $  5,099,453
         Other assets                                                          146,708           117,187
                                                                          ------------      ------------
                  Total current assets                                       1,529,841         5,216,640
Property and equipment, net of accumulated depreciation and
  amortization of $944,830 in 1999 and $843,599 in 1998                        198,807           300,038
                                                                          ------------      ------------

                  Total assets                                            $  1,728,648      $  5,516,678
                                                                          ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
         Current portion of long-term debt                                $      6,727      $      9,175
         Accounts payable                                                      186,071           716,040
         Accrued expenses                                                      778,650         1,092,898
                                                                          ------------      ------------
                  Total current liabilities                                    971,448         1,818,113

Long-term debt, less current portion                                              --               6,727
                                                                          ------------      ------------
                  Total liabilities                                            971,448         1,824,840
                                                                          ------------      ------------


Commitments and contingencies
Stockholders' equity:
         Preferred stock, $.001 par value.  Authorized and unissued,
            1,000,000 shares at July 31, 1999 and 1998                            --                --
         Common stock $.001 par value.  Authorized 40,000,000 shares;
            issued and outstanding 17,286,594 shares and 17,239,893
            shares at July 31, 1999 and 1998, respectively                      17,286            17,240
         Capital in excess of par value                                     55,694,195        55,472,243
            Deficit accumulated during development stage                   (54,954,281)      (51,797,645)
                                                                          ------------      ------------
                                                                               757,200         3,691,838
                  Total stockholders' equity
                  Total liabilities and stockholders' equity              $  1,728,648      $  5,516,678
                                                                          ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                            Statements of Operations

                    Years ended July 31, 1999, 1998 and 1997,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 1999

                                         August 24,
                                            1981
                                          (date of
                                         inception)
                                             to
                                          July 31,
                                            1999              1999              1998              1997
                                        ------------      ------------      ------------      ------------
Revenues:
         Sales                          $    553,489              --                --                --
         Investment income                 1,308,020           168,372           311,822           442,572
         Other income                         60,103              --                --                --
                                        ------------      ------------      ------------      ------------
                                           1,921,612           168,372           311,822           442,572
                                        ------------      ------------      ------------      ------------

Costs and expenses:
         Cost of sales                       336,495              --                --                --
         Research and development         34,088,629         2,401,945         5,264,578         3,862,716
         General and administrative       19,515,060           920,686         1,412,968         1,475,624
         Interest:
           Related parties                 1,033,960              --                --                --
           Others                          1,901,749             2,377            21,782           123,099
                                        ------------      ------------      ------------      ------------
                                          56,875,893         3,325,008         6,699,328         5,461,439
                                        ------------      ------------      ------------      ------------

                    Net loss            $(54,954,281)       (3,156,636)       (6,387,506)       (5,018,867)
                                        ============      ============      ============      ============

         Loss per basic and diluted
            common share                                  $      (0.18)            (0.40)            (0.34)
                                                          ============      ============      ============

Weighted average number of shares
   outstanding                                              17,271,000        15,926,000        14,597,000
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)





            Statement of Stockholders' Equity (Deficiency), Continued

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 1999



                                                                                      Common Stock
                                                                                ----------------------------      Capital in
                                                                                 Number of                        excess of par
                                                                                  Shares            Amount           value
                                                                                -----------      -----------      -----------
Issuance of shares to officers and stockholders for equipment, research and
         development, and expense reimbursement                                     712,500      $       713      $   212,987
Issuance of shares for organizational legal services                                 50,000               50            4,950
Sale of shares for cash, net                                                         82,143               82          108,418
Adjustment for 3 for 2 stock split declared September 8, 1982                       422,321              422             (422)
Net loss                                                                               --               --               --
                                                                                -----------      -----------      -----------
Balance at July 31, 1982                                                          1,266,964            1,267          325,933

Issuance of shares for equipment                                                     15,000               15           13,985
Sale of shares to private investors                                                  44,196               44           41,206
Sale of shares in public offering, net                                              660,000              660        1,307,786
Issuance of shares under stock grant program                                         20,000               20          109,980
Exercise of warrants, net                                                             1,165                1            3,494
Net loss                                                                               --               --               --
                                                                                -----------      -----------      -----------
Balance at July 31, 1983                                                          2,007,325            2,007        1,802,384

Exercise of warrants, net                                                           287,566              287          933,696
Issuance of shares under stock grant program                                         19,750               20          101,199
Issuance of shares under stock bonus plan for directors and consultants             130,250              131          385,786
Net loss                                                                               --               --               --
                                                                                -----------      -----------      -----------
Balance at July 31, 1984                                                          2,444,891            2,445        3,223,065

Issuance of shares under stock grant program                                         48,332               48          478,057
Issuance of shares under stock bonus plan for directors and consultants              99,163               99          879,379
Shares canceled                                                                     (42,500)             (42)        (105,783)
Exercise of warrants, net                                                           334,957              335        1,971,012
Net loss                                                                               --               --               --
                                                                                -----------      -----------      -----------
Balance at July 31, 1985                                                          2,884,843            2,885        6,445,730

Issuance of shares under stock grant program                                         11,250               12          107,020
Issuance of shares under stock bonus plan for directors and consultants              15,394               15          215,385
Exercise of warrants, net                                                            21,565               21           80,977
Net loss                                                                               --               --               --
                                                                                -----------      -----------      -----------
Balance at July 31, 1986 (carried forward)                                        2,933,052            2,933        6,849,112

                                                                                                  Deficit
                                                                                                accumulated
                                                                                  Common          during
                                                                                stock to be     development      Subscription
                                                                                  issued           stage         Receivable
                                                                                -----------     -----------      -----------
Issuance of shares to officers and stockholders for equipment, research and
         development, and expense reimbursement                                 $      --       $      --        $      --
Issuance of shares for organizational legal services                                   --              --               --
Sale of shares for cash, net                                                           --              --               --
Adjustment for 3 for 2 stock split declared September 8, 1982                          --              --               --
Net loss                                                                               --          (121,486)            --
                                                                                -----------     -----------      -----------
Balance at July 31, 1982                                                               --          (121,486)            --

Issuance of shares for equipment                                                       --              --               --
Sale of shares to private investors                                                    --              --               --
Sale of shares in public offering, net                                                 --              --               --
Issuance of shares under stock grant program                                           --              --               --
Exercise of warrants, net                                                              --              --               --
Net loss                                                                               --          (558,694)            --
                                                                                -----------     -----------      -----------
Balance at July 31, 1983                                                               --          (680,180)            --

Exercise of warrants, net                                                              --              --               --
Issuance of shares under stock grant program                                           --              --               --
Issuance of shares under stock bonus plan for directors and consultants                --              --               --
Net loss                                                                               --        (1,421,083)            --
                                                                                -----------     -----------      -----------
Balance at July 31, 1984                                                               --        (2,101,263)            --

Issuance of shares under stock grant program                                           --              --               --
Issuance of shares under stock bonus plan for directors and consultants                --              --               --
Shares canceled                                                                        --              --               --
Exercise of warrants, net                                                              --              --               --
Net loss                                                                               --        (2,958,846)            --
                                                                                -----------     -----------      -----------
Balance at July 31, 1985                                                               --        (5,060,109)            --

Issuance of shares under stock grant program                                           --              --               --
Issuance of shares under stock bonus plan for directors and consultants                --              --               --
Exercise of warrants, net                                                              --              --               --
Net loss                                                                               --        (2,138,605)            --
                                                                                -----------     -----------      -----------
Balance at July 31, 1986 (carried forward)                                             --        (7,198,714)            --

                                                                                 Deferred
                                                                                  compen-
                                                                                  sation,       Total stock-
                                                                                 restricted   holders' equity
                                                                                   stock        (deficiency)
                                                                                -----------     -----------
Issuance of shares to officers and stockholders for equipment, research and
         development, and expense reimbursement                                 $      --       $   213,700
Issuance of shares for organizational legal services                                   --             5,000
Sale of shares for cash, net                                                           --           108,500
Adjustment for 3 for 2 stock split declared September 8, 1982                          --              --
Net loss                                                                               --          (121,486)
                                                                                -----------     -----------
Balance at July 31, 1982                                                               --           205,714

Issuance of shares for equipment                                                       --            14,000
Sale of shares to private investors                                                    --            41,250
Sale of shares in public offering, net                                                 --         1,308,446
Issuance of shares under stock grant program                                           --           110,000
Exercise of warrants, net                                                              --             3,495
Net loss                                                                               --          (558,694)
                                                                                -----------     -----------
Balance at July 31, 1983                                                               --         1,124,211

Exercise of warrants, net                                                              --           933,983
Issuance of shares under stock grant program                                           --           101,219
Issuance of shares under stock bonus plan for directors and consultants                --           385,917
Net loss                                                                               --        (1,421,083)
                                                                                -----------     -----------
Balance at July 31, 1984                                                               --         1,124,247

Issuance of shares under stock grant program                                           --           478,105
Issuance of shares under stock bonus plan for directors and consultants                --           879,478
Shares canceled                                                                        --          (105,825)
Exercise of warrants, net                                                              --         1,971,347
Net loss                                                                               --        (2,958,846)
                                                                                -----------     -----------
Balance at July 31, 1985                                                               --         1,388,506

Issuance of shares under stock grant program                                           --           107,032
Issuance of shares under stock bonus plan for directors and consultants                --           215,400
Exercise of warrants, net                                                              --            80,998
Net loss                                                                               --        (2,138,605)
                                                                                -----------     -----------
Balance at July 31, 1986 (carried forward)                                             --          (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)





            Statement of Stockholders' Equity (Deficiency), Continued

                                                                     (Continued)

                                                                                    Common Stock
                                                                            ----------------------------       Capital in
                                                                              Number of                       excess of par
                                                                               Shares           Amount           value
                                                                            ------------     ------------     ------------
Balance at July 31, 1986 (brought forward)                                     2,933,052     $      2,933     $  6,849,112

Exercise of warrants at $10.00 per share                                          14,745               15          147,435
Issuance of shares under stock bonus plan for directors and consultants            5,000                5           74,995
Issuance of shares for services                                                  250,000              250          499,750
Sale of shares to private investors, net                                           5,000                5           24,995
Net loss                                                                            --               --               --
                                                                            ------------     ------------     ------------
Balance at July 31, 1987                                                       3,207,797            3,208        7,596,287

Issuance of shares for legal and consulting services                             206,429              207          724,280
Issuance of shares under employment incentive program                            700,000              700        2,449,300
Issuance of shares under stock grant program                                      19,000               19           66,481
Exercise of options at $3.00 per share                                           170,000              170          509,830
Issuance of shares for litigation settlement                                      12,500               12           31,125
Exercise of warrants at $7.06 per share                                           63,925               64          451,341
Sale of shares to private investors                                               61,073               61          178,072
Amortization of deferred compensation, restricted stock                             --               --               --
Net loss                                                                            --               --               --
                                                                            ------------     ------------     ------------
Balance at July 31, 1988                                                       4,440,724            4,441       12,006,716

Sale of shares for litigation settlement                                         135,000              135        1,074,703
Conversion of debentures at $3.00 per share                                      133,333              133          399,867
Sale of shares to private investors                                              105,840              106          419,894
Exercise of options at $3.50 per share                                             1,000                1            3,499
Issuance of shares under employment agreement                                    750,000              750        3,749,250
Issuance of shares under the 1989 Stock Plan                                      30,000               30          149,970
Amortization of deferred compensation, restricted stock                             --               --               --
Net loss                                                                            --               --               --
                                                                            ------------     ------------     ------------
Balance at July 31, 1989                                                       5,595,897            5,596       17,803,899

Issuance of shares for legal and consulting services                              52,463               52          258,725
Issuance of shares under the 1989 Stock Plan                                      56,000               56          335,944
Sale of shares for litigation settlement                                          50,000               50          351,067
Exercise of options at $3.00 - $3.50 per share                                   105,989              106          345,856
Sale of shares to private investors                                               89,480               90          354,990
Issuance of shares under employment agreement                                    750,000              750        3,749,250
Conversion of debentures at $5.00 per share                                      100,000              100          499,900
Amortization of deferred compensation, restricted stock                             --               --               --
Net loss                                                                            --               --               --
                                                                            ------------     ------------     ------------
Balance at July 31, 1990 (carried forward)                                     6,799,829            6,800       23,699,631


                                                                                               Deficit
                                                                                             accumulated
                                                                               Common          during
                                                                             stock to be     development       Subscription
                                                                               issued           stage          Receivable
                                                                            ------------     ------------      ------------
Balance at July 31, 1986 (brought forward)                                  $       --       $ (7,198,714)     $       --

Exercise of warrants at $10.00 per share                                            --               --                --
Issuance of shares under stock bonus plan for directors and consultants             --               --                --
Issuance of shares for services                                                     --               --                --
Sale of shares to private investors, net                                            --               --                --
Net loss                                                                            --         (2,604,619)             --
                                                                            ------------     ------------      ------------
Balance at July 31, 1987                                                            --         (9,803,333)             --

Issuance of shares for legal and consulting services                                --               --                --
Issuance of shares under employment incentive program                               --               --                --
Issuance of shares under stock grant program                                        --               --                --
Exercise of options at $3.00 per share                                              --               --                --
Issuance of shares for litigation settlement                                        --               --                --
Exercise of warrants at $7.06 per share                                             --               --                --
Sale of shares to private investors                                                 --               --                --
Amortization of deferred compensation, restricted stock                             --               --                --
Net loss                                                                            --         (3,272,773)             --
                                                                            ------------     ------------      ------------
Balance at July 31, 1988                                                            --        (13,076,106)             --

Sale of shares for litigation settlement                                            --               --                --
Conversion of debentures at $3.00 per share                                         --               --                --
Sale of shares to private investors                                                 --               --                --
Exercise of options at $3.50 per share                                              --               --                --
Issuance of shares under employment agreement                                       --               --                --
Issuance of shares under the 1989 Stock Plan                                        --               --                --
Amortization of deferred compensation, restricted stock                             --               --                --
Net loss                                                                            --         (2,952,869)             --
                                                                            ------------     ------------      ------------
Balance at July 31, 1989                                                            --        (16,028,975)             --

Issuance of shares for legal and consulting services                                --               --                --
Issuance of shares under the 1989 Stock Plan                                        --               --                --
Sale of shares for litigation settlement                                            --               --                --
Exercise of options at $3.00 - $3.50 per share                                      --               --                --
Sale of shares to private investors                                                 --               --                --
Issuance of shares under employment agreement                                       --               --                --
Conversion of debentures at $5.00 per share                                         --               --                --
Amortization of deferred compensation, restricted stock                             --               --                --
Net loss                                                                            --         (4,860,116)             --
                                                                            ------------     ------------      ------------
Balance at July 31, 1990 (carried forward)                                          --        (20,889,091)             --

                                                                             Deferred
                                                                              compen-
                                                                              sation,         Total stock-
                                                                             restricted     holders' equity
                                                                               stock          (deficiency)
                                                                            ------------      ------------
Balance at July 31, 1986 (brought forward)                                  $       --        $   (346,669)

Exercise of warrants at $10.00 per share                                            --             147,450
Issuance of shares under stock bonus plan for directors and consultants             --              75,000
Issuance of shares for services                                                     --             500,000
Sale of shares to private investors, net                                            --              25,000
Net loss                                                                            --          (2,604,619)
                                                                            ------------      ------------
Balance at July 31, 1987                                                            --          (2,203,838)

Issuance of shares for legal and consulting services                                --             724,487
Issuance of shares under employment incentive program                         (2,450,000)             --
Issuance of shares under stock grant program                                        --              66,500
Exercise of options at $3.00 per share                                              --             510,000
Issuance of shares for litigation settlement                                        --              31,137
Exercise of warrants at $7.06 per share                                             --             451,405
Sale of shares to private investors                                                 --             178,133
Amortization of deferred compensation, restricted stock                          449,167           449,167
Net loss                                                                            --          (3,272,773)
                                                                            ------------      ------------
Balance at July 31, 1988                                                      (2,000,833)       (3,065,782)

Sale of shares for litigation settlement                                            --           1,074,838
Conversion of debentures at $3.00 per share                                         --             400,000
Sale of shares to private investors                                                 --             420,000
Exercise of options at $3.50 per share                                              --               3,500
Issuance of shares under employment agreement                                 (3,750,000)             --
Issuance of shares under the 1989 Stock Plan                                    (150,000)             --
Amortization of deferred compensation, restricted stock                        1,050,756         1,050,756
Net loss                                                                            --          (2,952,869)
                                                                            ------------      ------------
Balance at July 31, 1989                                                      (4,850,077)       (3,069,557)

Issuance of shares for legal and consulting services                                --             258,777
Issuance of shares under the 1989 Stock Plan                                    (336,000)             --
Sale of shares for litigation settlement                                            --             351,117
Exercise of options at $3.00 - $3.50 per share                                      --             345,962
Sale of shares to private investors                                                 --             355,080
Issuance of shares under employment agreement                                 (3,750,000)             --
Conversion of debentures at $5.00 per share                                         --             500,000
Amortization of deferred compensation, restricted stock                        3,015,561         3,015,561
Net loss                                                                            --          (4,860,116)
                                                                            ------------      ------------
Balance at July 31, 1990 (carried forward)                                    (5,920,516)       (3,103,176)

                              ALFACELL CORPORATION
                          (A Development Stage Company)





            Statement of Stockholders' Equity (Deficiency), Continued


                                                                     (Continued)

                                                                           Common Stock
                                                                   -----------------------------      Capital in
                                                                     Number of                       excess of par
                                                                      Shares           Amount           value
                                                                   ------------     ------------     ------------
Balance at July 31, 1990 (brought forward)                            6,799,829     $      6,800     $ 23,699,631

Exercise of options at $6.50 per share                                   16,720               16          108,664
Issuance of shares for legal consulting services                         87,000               87          358,627
Issuance of shares under the 1989 Stock Plan                            119,000              119          475,881
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --               --               --
                                                                   ------------     ------------     ------------
Balance at July 31, 1991                                              7,022,549            7,022       24,642,803

Exercise of options at $3.50 per share                                    1,000                1            3,499
Sale of shares to private investors                                      70,731               71          219,829
Conversion of debentures at $5.00 per share                              94,000               94          469,906
Issuance of shares for services                                          45,734               46          156,944
Issuance of shares under the 1989 Stock Plan                            104,000              104          285,896
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --               --               --
                                                                   ------------     ------------     ------------
Balance at July 31, 1992                                              7,338,014            7,338       25,778,877

Sale of share to private investors                                      352,667              353          735,147
Issuance of shares for legal services                                    49,600               50          132,180
Issuance of shares for services                                           5,000                5            9,995
Issuance of shares under the 1989 Stock Plan                            117,000              117          233,883
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --               --               --
                                                                   ------------     ------------     ------------
Balance at July 31, 1993                                              7,862,281            7,863       26,890,082

Conversion of debentures at $2.75 per share to $6.00 per share          425,400              425        1,701,575
Sale of shares to private investors, net                                743,000              743        1,710,048
Conversion of short-term borrowings                                      72,800               73          181,927
Issuance of shares for services                                          16,200               16           43,334
Issuance of shares under the 1989 Stock Plan, for services                5,000                5           14,995
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                   --               --          3,194,969
Repurchase of stock options from related party                             --               --           (198,417)
Issuance of options upon conversion of accrued interest                    --               --            142,441
Common stock to be issued                                                  --               --               --
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --               --               --
                                                                   ------------     ------------     ------------
Balance at July 31, 1994 (carried forward)                            9,124,681            9,125       33,680,954


                                                                                      Deficit
                                                                                     accumulated
                                                                      Common          during
                                                                    stock to be     development       Subscription
                                                                      issued           stage          Receivable
                                                                   ------------     ------------      -----------
Balance at July 31, 1990 (brought forward)                         $       --       $(20,889,091)     $      --

Exercise of options at $6.50 per share                                     --               --               --
Issuance of shares for legal consulting services                           --               --               --
Issuance of shares under the 1989 Stock Plan                               --               --               --
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --         (5,202,302)            --
                                                                   ------------     ------------      -----------
Balance at July 31, 1991                                                   --        (26,091,393)            --

Exercise of options at $3.50 per share                                     --               --               --
Sale of shares to private investors                                        --               --               --
Conversion of debentures at $5.00 per share                                --               --               --
Issuance of shares for services                                            --               --               --
Issuance of shares under the 1989 Stock Plan                               --               --               --
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --         (4,772,826)            --
                                                                   ------------     ------------      -----------
Balance at July 31, 1992                                                   --        (30,864,219)            --

Sale of share to private investors                                         --               --               --
Issuance of shares for legal services                                      --               --               --
Issuance of shares for services                                            --               --               --
Issuance of shares under the 1989 Stock Plan                               --               --               --
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --         (2,357,350)            --
                                                                   ------------     ------------      -----------
Balance at July 31, 1993                                                   --        (33,221,569)            --

Conversion of debentures at $2.75 per share to $6.00 per share             --               --               --
Sale of shares to private investors, net                                   --               --               --
Conversion of short-term borrowings                                        --               --               --
Issuance of shares for services                                            --               --               --
Issuance of shares under the 1989 Stock Plan, for services                 --               --               --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                   --               --               --
Repurchase of stock options from related party                             --               --               --
Issuance of options upon conversion of accrued interest                    --               --               --
Common stock to be issued                                                50,000             --               --
Amortization of deferred compensation, restricted stock                    --               --               --
Net loss                                                                   --         (2,234,428)            --
                                                                   ------------     ------------      -----------
Balance at July 31, 1994 (carried forward)                               50,000      (35,455,997)            --

                                                                    Deferred
                                                                     compen-
                                                                     sation,         Total stock-
                                                                    restricted     holders' equity
                                                                      stock          (deficiency)
                                                                   ------------      ------------
Balance at July 31, 1990 (brought forward)                         $ (5,920,516)     $ (3,103,176)

Exercise of options at $6.50 per share                                     --             108,680
Issuance of shares for legal consulting services                           --             358,714
Issuance of shares under the 1989 Stock Plan                           (476,000)             --
Amortization of deferred compensation, restricted stock               2,891,561         2,891,561
Net loss                                                                   --          (5,202,302)
                                                                   ------------      ------------
Balance at July 31, 1991                                             (3,504,955)       (4,946,523)

Exercise of options at $3.50 per share                                     --               3,500
Sale of shares to private investors                                        --             219,900
Conversion of debentures at $5.00 per share                                --             470,000
Issuance of shares for services                                            --             156,990
Issuance of shares under the 1989 Stock Plan                           (286,000)             --
Amortization of deferred compensation, restricted stock               3,046,726         3,046,726
Net loss                                                                   --          (4,772,826)
                                                                   ------------      ------------
Balance at July 31, 1992                                               (744,229)       (5,822,233)

Sale of share to private investors                                         --             735,500
Issuance of shares for legal services                                      --             132,230
Issuance of shares for services                                         (10,000)             --
Issuance of shares under the 1989 Stock Plan                           (234,000)             --
Amortization of deferred compensation, restricted stock                 664,729           664,729
Net loss                                                                   --          (2,357,350)
                                                                   ------------      ------------
Balance at July 31, 1993                                               (323,500)       (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per share             --           1,702,000
Sale of shares to private investors, net                                   --           1,710,791
Conversion of short-term borrowings                                        --             182,000
Issuance of shares for services                                            --              43,350
Issuance of shares under the 1989 Stock Plan, for services                 --              15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                   --           3,194,969
Repurchase of stock options from related party                             --            (198,417)
Issuance of options upon conversion of accrued interest                    --             142,441
Common stock to be issued                                                  --              50,000
Amortization of deferred compensation, restricted stock                 265,000           265,000
Net loss                                                                   --          (2,234,428)
                                                                   ------------      ------------
Balance at July 31, 1994 (carried forward)                              (58,500)       (1,774,418)

                              ALFACELL CORPORATION
                          (A Development Stage Company)





            Statement of Stockholders' Equity (Deficiency), Continued


                                                                    Common Stock
                                                            -----------------------------      Capital in
                                                              Number of                       excess of par
                                                               Shares           Amount           value
                                                            ------------     ------------     ------------
Balance at July 31, 1994 (brought forward)                     9,124,681     $      9,125     $ 33,680,954

Sale of shares to private investors, net                         961,000              961        2,023,241
Conversion of short-term borrowings                               17,600               17           43,983
Issuance of shares for services                                   30,906               31           77,234
Exercise of options at $2.27 - $2.50 per share                   185,000              185          437,015
Common stock to be issued                                           --               --               --
Common stock to be issued, for services                             --               --               --
Amortization of deferred compensation, restricted stock             --               --               --
Net loss                                                            --               --               --
                                                            ------------     ------------     ------------
Balance at July 31, 1995                                      10,319,187           10,319       36,262,427

Sale of shares to private investors, net                       2,953,327            2,953        8,969,655
Issuance of shares for services                                   19,995               20           70,858
Exercise of options at $2.50 - $3.87 per share                   566,700              567        1,657,633
Sale of warrants                                                    --               --             12,084
Issuance of options/warrants for services                           --               --             50,872
Common stock to be issued                                           --               --               --
Subscription receivable                                             --               --               --
Net loss                                                            --               --               --
                                                            ------------     ------------     ------------
Balance at July 31, 1996                                      13,859,209           13,859       47,023,529

Sale of shares to private investors, net                         112,000              112          503,888
Issuance of options for services                                    --               --             76,504
Exercise of options at $2.45 - $4.00 per share, net              729,134              729        2,620,359
Exercise of  warrants at $5.00 per share, net                    147,450              148          737,102
Net loss                                                            --               --               --
                                                            ------------     ------------     ------------
Balance at July 31, 1997                                      14,847,793           14,848       50,961,382

Sale of shares to private investors, net                       2,337,150            2,337        4,199,877
Issuance of options for services                                    --               --            199,954
Exercise of warrants at $2.20 - $2.50 per share                    4,950                5           11,080
Issuance of shares for services, net                              50,000               50           99,950
Net loss                                                            --               --               --
                                                            ------------     ------------     ------------
Balance at July 31, 1998                                      17,239,893           17,240       55,472,243

Issuance of options for services                                    --               --            205,593
Issuance of shares for services, net                              46,701               46           16,359
Net loss                                                            --               --               --
                                                            ------------     ------------     ------------
Balance at July 31, 1999                                      17,286,594     $     17,286     $ 55,694,195
                                                            ============     ============     ============

                                                                                Deficit
                                                                              accumulated
                                                               Common           during
                                                             stock to be      development       Subscription
                                                               issued            stage          Receivable
                                                            ------------      ------------      ------------

Balance at July 31, 1994 (brought forward)                  $     50,000      $(35,455,997)     $       --

Sale of shares to private investors, net                         (50,000)             --                --
Conversion of short-term borrowings                                 --                --                --
Issuance of shares for services                                     --                --                --
Exercise of options at $2.27 - $2.50 per share                      --                --                --
Common stock to be issued                                        339,008              --                --
Common stock to be issued, for services                            4,800              --                --
Amortization of deferred compensation, restricted stock             --                --                --
Net loss                                                            --          (1,993,123)             --
                                                            ------------      ------------      ------------
Balance at July 31, 1995                                         343,808       (37,449,120)             --

Sale of shares to private investors, net                        (339,008)             --                --
Issuance of shares for services                                   (4,800)             --                --
Exercise of options at $2.50 - $3.87 per share                      --                --                --
Sale of warrants                                                    --                --                --
Issuance of options/warrants for services                           --                --                --
Common stock to be issued                                        258,335              --                --
Subscription receivable                                             --                --            (254,185)
Net loss                                                            --          (2,942,152)             --
                                                            ------------      ------------      ------------
Balance at July 31, 1996                                         258,335       (40,391,272)         (254,185)

Sale of shares to private investors, net                            --                --                --
Issuance of options for services                                    --                --                --
Exercise of options at $2.45 - $4.00 per share, net             (258,335)             --             254,185
Exercise of  warrants at $5.00 per share, net                       --                --                --
Net loss                                                            --          (5,018,867)             --
                                                            ------------      ------------      ------------
Balance at July 31, 1997                                            --         (45,410,139)             --

Sale of shares to private investors, net                            --                --                --
Issuance of options for services                                    --                --                --
Exercise of warrants at $2.20 - $2.50 per share                     --                --                --
Issuance of shares for services, net                                --                --                --
Net loss                                                            --          (6,387,506)             --
                                                            ------------      ------------      ------------
Balance at July 31, 1998                                            --         (51,797,645)             --

Issuance of options for services                                    --                --                --
Issuance of shares for services, net                                --                --                --
Net loss                                                            --          (3,156,636)             --
                                                            ------------      ------------      ------------
Balance at July 31, 1999                                    $       --        $(54,954,281)     $       --
                                                            ============      ============      ============

                                                             Deferred
                                                              compen-
                                                              sation,         Total stock-
                                                             restricted     holders' equity
                                                               stock          (deficiency)
                                                            ------------      ------------
Balance at July 31, 1994 (brought forward)                  $    (58,500)     $ (1,774,418)

Sale of shares to private investors, net                            --           1,974,202
Conversion of short-term borrowings                                 --              44,000
Issuance of shares for services                                     --              77,265
Exercise of options at $2.27 - $2.50 per share                      --             437,200
Common stock to be issued                                           --             339,008
Common stock to be issued, for services                             --               4,800
Amortization of deferred compensation, restricted stock           58,500            58,500
Net loss                                                            --          (1,993,123)
                                                            ------------      ------------
Balance at July 31, 1995                                            --            (832,566)

Sale of shares to private investors, net                            --           8,633,600
Issuance of shares for services                                     --              66,078
Exercise of options at $2.50 - $3.87 per share                      --           1,658,200
Sale of warrants                                                    --              12,084
Issuance of options/warrants for services                           --              50,872
Common stock to be issued                                           --             258,335
Subscription receivable                                             --            (254,185)
Net loss                                                            --          (2,942,152)
                                                            ------------      ------------
Balance at July 31, 1996                                            --           6,650,266

Sale of shares to private investors, net                            --             504,000
Issuance of options for services                                    --              76,504
Exercise of options at $2.45 - $4.00 per share, net                 --           2,616,938
Exercise of  warrants at $5.00 per share, net                       --             737,250
Net loss                                                            --          (5,018,867)
                                                            ------------      ------------
Balance at July 31, 1997                                            --           5,566,091

Sale of shares to private investors, net                            --           4,202,214
Issuance of options for services                                    --             199,954
Exercise of warrants at $2.20 - $2.50 per share                     --              11,085
Issuance of shares for services, net                                --             100,000
Net loss                                                            --          (6,387,506)
                                                            ------------      ------------
Balance at July 31, 1998                                            --           3,691,838

Issuance of options for services                                    --             205,593
Issuance of shares for services, net                                --              16,405
Net loss                                                            --          (3,156,636)
                                                            ------------      ------------
Balance at July 31, 1999                                    $       --        $    757,200
                                                            ============      ============


See accompanying notes to financial statements.

                            Statements of Cash Flows

                    Years ended July 31, 1999, 1998 and 1997,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 1999


                                                                    August 24,
                                                                    1981 (date
                                                                     of incep-
                                                                     tion) to
                                                                     July 31,
                                                                       1999             1999              1998              1997
                                                                    ------------     ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                          $(54,954,281)    $ (3,156,636)    $ (6,387,506)    $ (5,018,867)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Gain on sale of marketable securities                              (25,963)            --               --               --
      Depreciation and amortization                                    1,324,095          101,231          102,836           72,799
      Loss on disposal of property and equipment                          18,926             --               --               --
      Noncash operating expenses                                       5,372,472          208,053          199,954           76,504
      Amortization of deferred compensation                           11,442,000             --               --               --
      Amortization of organization costs                                   4,590             --               --               --
      Changes in assets and liabilities:
        (Increase) decrease  in loan receivable, related party              --               --               --            112,250
        (Increase) decrease in other current assets                     (146,708)         (29,521)          47,919         (101,256)
        Decrease in other assets                                          36,184             --               --             31,877
        Increase in loans and interest payable, related party            744,539             --               --               --
        Increase (decrease) in accounts payable                          379,967         (513,338)         438,336          188,168
        Increase in accrued payroll and expenses, related parties      2,348,145             --               --               --
        Increase (decrease) in accrued expenses                        1,320,163         (314,248)         399,057          531,628
                                                                    ------------     ------------     ------------     ------------
           Net cash used in operating activities                     (32,135,871)      (3,704,459)      (5,199,404)      (4,106,897)
                                                                    ------------     ------------     ------------     ------------

Cash flows from investing activities:
      Purchase of marketable securities                                 (290,420)            --               --               --
      Proceeds from sale of marketable equity securities                 316,383             --               --               --
      Purchase of property and equipment                              (1,369,261)            --            (75,315)        (252,066)
      Patent costs                                                       (97,841)            --               --               --
                                                                    ------------     ------------     ------------     ------------

           Net cash used in investing activities                      (1,441,139)            --            (75,315)        (252,066)
                                                                    ------------     ------------     ------------     ------------

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)





                       Statements of Cash Flows, Continued

                                                                    August 24,
                                                                    1981 (date
                                                                     of incep-
                                                                     tion) to
                                                                     July 31,
                                                                       1999             1999             1998            1997
                                                                   ------------     ------------      ------------     ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                              $    849,500     $       --        $       --       $       --
  Payment of short-term borrowings                                     (623,500)            --                --               --
  Increase in loans payable, related party, net                       2,628,868             --                --               --
  Proceeds from bank debt and other long-term debt,
      net of deferred debt cost                                       2,410,883             --                --              4,200
  Reduction of bank debt and long-term debt                          (2,918,728)          (9,175)       (1,381,416          (92,578)
  Proceeds from issuance of common stock, net                        26,805,447           (2,686)        4,202,214          504,000
  Proceeds from exercise of stock options and warrants, net           5,460,673             --              11,085        3,354,188
  Proceeds from issuance of convertible debentures                      347,000             --                --               --
                                                                   ------------     ------------      ------------     ------------
      Net cash provided by financing activities                      34,960,143          (11,861)        2,831,883        3,769,810
                                                                   ------------     ------------      ------------     ------------

      Net increase (decrease) in cash and cash equivalents            1,383,133       (3,716,320)       (2,442,836)        (589,153)
Cash and cash equivalents at beginning of period                           --          5,099,453         7,542,289        8,131,442
                                                                   ------------     ------------      ------------     ------------

Cash and cash equivalents at end of period                         $  1,383,133     $  1,383,133      $  5,099,453     $  7,542,289
                                                                   ============     ============      ============     ============

Supplemental disclosure of cash flow information - interest paid   $  1,648,733     $      2,378      $     21,782     $    134,845
                                                                   ============     ============      ============     ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for
        loan payable to officer                                    $  2,725,000     $       --        $       --       $       --
                                                                   ============     ============      ============     ============
  Issuance of common stock upon the conversion of
        convertible subordinated debentures, related party         $  2,945,000     $       --        $       --       $       --
                                                                   ============     ============      ============     ============

  Conversion of short-term borrowings to common stock              $    226,000     $       --        $       --       $       --
                                                                   ============     ============      ============     ============

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)





                       Statements of Cash Flows, Continued

                                                                 August 24,
                                                                 1981 (date
                                                                  of incep-
                                                                  tion) to
                                                                  July 31,
                                                                    1999              1999              1998              1997
                                                                ------------      ------------      ------------      ------------
Conversion of accrued interest, payroll and expenses by
       related parties to stock options                         $  3,194,969      $       --        $       --        $       --
                                                                ============      ============      ============      ============

Repurchase of stock options from related party                  $   (198,417)     $       --        $       --        $       --
                                                                ============      ============      ============      ============

Conversion of accrued interest to stock options                 $    142,441      $       --        $       --        $       --
                                                                ============      ============      ============      ============

Conversion of accounts payable to common stock                  $    193,986      $     16,631      $    100,000      $       --
                                                                ============      ============      ============      ============

Conversion of notes payable, bank and accrued
       interest to long-term debt                               $  1,699,072      $       --        $       --        $       --
                                                                ============      ============      ============      ============

Conversion of loans and interest payable, related party
       and accrued payroll and expenses, related parties
       to long-term accrued payroll and other, related party    $  1,863,514      $       --        $       --        $       --
                                                                ============      ============      ============      ============

Issuance of common stock upon the conversion of
       convertible subordinated debentures, other               $    127,000      $       --        $       --        $       --
                                                                ============      ============      ============      ============

Issuance of common stock for services rendered                  $      2,460      $      2,460      $       --        $       --
                                                                ============      ============      ============      ============



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


                    Years ended July 31, 1999, 1998 and 1997
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 1999

(1)  Summary of Significant Accounting Policies

     Business Description

     Alfacell Corporation (the "Company") was incorporated in Delaware on August 24, 1981 for the purpose of engaging in the discovery, investigation and development of a new class of anti-cancer drugs and anti- viral agents. The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

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

     Research and Development

     Research and development costs are expensed as incurred.


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

     Comprehensive Income (Loss)

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $3,157,000, $6,388,000 and $5,019,000, recorded for the years ended July 31, 1999, 1998 and 1997, respectively, is equal to the comprehensive loss for those periods.

     Earnings Per Common Share

     "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,894,875, 5,911,557 and 4,592,631 at July 31, 1999, 1998 and 1997, respectively.

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

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(2)  Liquidity

     The Company has reported net losses of $3,156,636, $6,387,506, and $5,018,867 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively. The loss from date of inception, August 24, 1981, to July 31, 1999 amounts to $54,954,281. Also, the Company has limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company believes that its cash and cash equivalents as of July 31, 1999 will be sufficient to meet its anticipated cash needs through January 2000. The report of the Company's independent auditors on the Company's financial statements, included elsewhere herein, includes an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax loss carryforwards and research and development tax credits and revenues from the commercial sale of ONCONASE, however there can be no assurance that such additional funds will become available. The Company is currently in discussion with several potential strategic alliance partners for further development and marketing of ONCONASE and the other potential new products in the Company's pipeline, however there can be no assurance that any such alliances will materialize. The ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time maybe dependent upon other factors including without limitation, market conditions, and there can be no assurance that such funds will be available. The Company is in the process of analyzing the Phase III data of its clinical trial for unresectable malignant mesothelioma in preparation for a Pre-NDA meeting with the FDA.

     New Jersey has enacted legislation permitting certain New Jersey corporations to sell NOLs. The Company has state NOLs available for sale. In October 1999, the Company was notified by the state that it has qualified to sell their NOLs. The Company expects to receive net proceeds of approximately $675,000 by January 2000. However, there can be no assurance that the Company will be able to find a buyer for its NOLs and that such funds will be available in a timely manner.

     The Company's Common Stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, the Company's Common Stock was traded on the OTC Bulletin

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(2)  Liquidity, (Continued)

     Board under the symbol "ACEL". Delisting of the Company's Common Stock from Nasdaq, could have a material adverse effect on the Company including its ability to raise additional capital, stockholder liquidity and price of the Company's Common Stock.

(3)  Property and Equipment

     Property and equipment, at cost, consists of the following at July 31:


                                                   1999             1998
                                                ----------       ----------

     Laboratory equipment                       $  755,040          755,040
     Office equipment                              290,764          290,764
     Leasehold improvements                         97,833           97,833
                                                ----------       ----------
                                                $1,143,637        1,143,637
                                                ==========       ==========

(4)  Long-term Debt

     Long-term debt consists of the following at July 31:

                                                                1999      1998
                                                               -------   -------
Notes payable, interest at 8.45%, maturing through
           July 1999, secured by equipment                     $  --     $ 1,520

Note payable in monthly  installments of $729, including
     principal and interest commencing April 1996 and each
      month thereafter until May 2000, secured by equipment      6,727    14,382
                                                               -------   -------
                                                                 6,727    15,902
Less current portion                                             6,727     9,175
                                                               -------   -------
                                                               $  --     $ 6,727
                                                               =======   =======

(5)  Leases

     The Company leases its facility under a five-year operating lease which is due to expire on December 31, 2001. The annual rental obligation, which commenced January 1, 1997, is $96,775 and is subject to annual escalation amounts. Rent expense charged to operations was $108,000, $97,000, and $76,000 in 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancellable leases for the next three years ending July 31 are as follows:




                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(5)  Leases, (Continued)

                                           Operating leases
                                           ----------------

                   2000                $              127,497
                   2001                               136,000
                   2002                                56,667

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


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

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

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

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



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

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



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

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



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     In June 1996, the Company sold in a private placement 1,515,330 shares of common stock and three-year warrants to purchase 313,800 shares of common stock at an exercise price of $7.50 per share. Of these shares, 12,000 were issued for services rendered to the Company. The common stock was sold alone at a per share price of $3.70, in combination with warrants at a per unit price of $12.52 and warrants were sold alone at a per warrant price of $1.42. Each unit consisted of three shares of common stock and one warrant. The Company received proceeds of approximately $5.7 million. The warrants have expired in August and September 1999.

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

     In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events: 25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United
     States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE in the United States. The Company recorded research and development expense of $192,100 which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 1999.

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

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

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of July 31, 1999, the Company recorded general and administrative expense of $86,800, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

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

     On January 23, 1998 the Securities and Exchange Commission (the "SEC") declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,734,541 shares


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, upon the filing of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 the Company no longer qualified for the use of a Form S-3 registration statement for this offering and thus, this registration statement is no longer effective.

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

     In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $138,100 is being amortized over a five-year period which commenced in March 1998. As of July 31, 1999, the Company recorded general and administrative expense of $52,900, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     On April 20, 1998 the SEC declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,918,299 shares of common stock. Of these shares (i) an aggregate of 2,337,150 shares of Common Stock were issued to the private placement investors in the February 1998 Private Placement, (ii) an aggregate of 1,168,575 shares may be issued upon exercise of the Warrants which were issued to the private placement investors in the February 1998 Private Placement, (iii) 350,574 shares may be issued upon the exercise of the Placement Agent Warrant which was issued to the placement agent in the February 1998 Private Placement and the Warrants issuable upon exercise of the Placement Agent Warrant, (iv) 50,000 shares of Common Stock were issued to a Supplier in connection with conversion of an outstanding accounts payable, and (v) 12,000 shares may be issued upon the exercise of options which were issued as payment for services to be rendered. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, upon the filing of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 the Company no longer qualified for the use of a Form S-3 registration statement for this offering and thus, this registration statement is no longer effective.

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

     On October 1, 1998 (the "Effective Date"), the Company entered into an agreement with a consultant (the "Agreement"), resulting in the issuance of 200,000 five-year stock options with an exercise price of $1.00 per share as payment for services to be rendered. These options will vest as follows: an aggregate of20,000 shall vest on October 1, 1999 or upon signing of the first corporate partnering deal, whichever shall occur first; an aggregate of 2,500 of such options shall vest on the last day of each month over the first twelve months after the Effective Date of the Agreement; the remaining 150,000 options will vest on

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     the third anniversary of the Effective Date of the Agreement provided that the consultant is still providing consulting services to the Company under the Agreement at that time. The vesting of such remaining options shall be accelerated as follows: 50,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is less than $5,000,000; 100,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $5,000,000 but less than $10,000,000; 200,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $10,000,000. Should the Company sell a controlling interest in its assets and/or equity at any time after the signature of the Agreement, all options will vest. The Company has recorded approximately $40,200 of general and administrative expense based upon the fair value of the vested options through July 31, 1999. Additional expense will be recorded in subsequent periods through October 1, 2001 as the remainder of the options vest.

     During the fiscal year ended July 31, 1999, the Company issued 5,000 three-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $1.43 per share. The total general and administrative expense recorded for these options was $4,200, based upon the fair value of such options on the date of issuance.

     During the fiscal year ended July 31, 1999, the Company issued 40,701 shares of common stock for payment of legal services. The fair value of the common stock in the amount of $16,631 was charged to operations.

     During the fiscal year ended July 31, 1999, the Company issued 6,000 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $2,460 was charged to operations.

(7)  Common Stock Warrants

     During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and expired.

     The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 1999:




                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(7)   Common Stock Warrants, (Continued)

                                                               Warrants    Exercise Price          Expiration
                                                               --------    --------------          ----------
      Sold in March 1994 Private Placement                      800,000   $     5.00         3/21/97 to 6/21/97

      Outstanding at July 31, 1994                              800,000         5.00         3/21/97 to 6/21/97

      Sold in September 1994 Private Placement                  288,506         5.50         12/9/97 to 12/14/97
      Sold in October 1994 Private Placement                     40,000         5.50               1/21/98
      Sold in September 1995 Private Placement                   47,405          4.00              10/1/98
                                                             ----------

      Outstanding and exercisable at July 31, 1995            1,175,911      4.00 - 5.50     3/21/97 to 10/1/98

      Issued to bank in connection with an amendment
           to the Company's term loan                            10,000         4.19               8/31/97
      Sold in September 1995 Private Placement                    8,540         4.00               10/1/98
      Sold in June 1996 Private Placement                       313,800          7.50        8/29/99 to 9/10/99
                                                             ----------

      Outstanding and exercisable at July 31, 1996            1,508,251      4.00 - 7.50     3/21/97 to 9/10/99

      Exercised                                                 147,450         5.00         3/21/97 to 6/21/97
      Expired                                                   652,550         5.00         3/21/97 to 6/21/97
                                                             ----------

      Outstanding and exercisable at July 31, 1997              708,251      4.00 - 7.50     12/9/97 to 9/10/99

      Sold in February 1998 Private Placement                 1,168,575         2.50               5/19/01
      Issued to the Placement Agent in connection
          with the February 1998 Private Placement
          (see note 6)                                          350,574      2.20 - 2.50           5/19/01
      Exercised                                                   4,950      2.20 - 2.50           5/19/01
      Expired                                                   338,506      4.19 - 5.50     8/31/97 to 1/21/98
                                                             ----------

      Outstanding and exercisable at July 31, 1998            1,883,944      2.20 - 7.50     10/1/98 to 5/19/01

      Expired                                                    55,945         4.00               10/1/98
                                                             ----------

      Outstanding and exercisable at July 31, 1999            1,827,999      2.20 - 7.50     8/29/99 to 5/19/01
                                                              =========      ===========



                                                                     (Continued)

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

     1997 Stock Option Plan

     The Company's stockholders approved the 1997 stock option plan totaling 2,000,000 shares, which provide that options may be granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.

     The following table summarizes stock option activity for the period August 1, 1994 to July 31, 1999 including options issued under the 1997 and 1993 stock option plans and the 1989 stock plan:

                                                                                              Weighted Average
                                                      Shares Available                        Exercise Price Per
                                                         for Grant              Shares             Share
                                                         ---------              ------             -----
       Balance August 1, 1994                              1,926,841           5,935,337     $          3.76
            Granted                                         (818,850)            818,850                2.60
            Exercised                                           --              (185,000)               2.36
            Canceled                                            --            (1,897,500)               4.30
                                                       -------------          -----------
       Balance July 31, 1995                               1,107,991           4,671,687                3.39
            Granted                                         (296,205)            296,205                3.99
            Exercised                                              -            (656,334)               2.92
            Canceled                                           6,500            (235,333)               4.89
                                                         -----------            ---------
       Balance July 31, 1996                                 818,286           4,076,225                3.43
            1997 Plan                                      2,000,000                   -                  -
            Granted                                         (932,500)            932,500                4.90
            Exercised                                              -            (639,500)               3.82
            Canceled                                         484,845            (484,845)               4.70
                                                          ----------           ----------
       Balance July 31, 1997                               2,370,631           3,884,380                3.56
            Granted                                         (234,333)            234,333                3.31
            Canceled                                          91,100             (91,100)               3.81
                                                          ----------          -----------
      Balance July 31, 1998                                2,227,398           4,027,613                3.54
            Granted                                         (595,000)            595,000                 .62
            Canceled                                         443,934            (555,737)               3.97
                                                          ----------          -----------
       Balance July 31, 1999                               2,076,332           4,066,876                3.05
                                                           =========           =========                ====


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)

     The options outstanding at July 31, 1999 will expire between September 1, 1999 and March 24, 2008.

     In August 1998, Ms. Shogen and Dr. Mikulski settled, and the court approved the settlement, of a claim brought against them in the United States
     District Court, District of New Jersey at Newark, New Jersey, by a shareholder under Section 16(b) of the Securities Exchange Act of 1934 for profits alleged to have been realized by Ms. Shogen and Dr. Mikulski in transactions involving the Company's securities in 1988 and 1989. Claims under section 16(b) are for profits calculated under such statute to have been realized for sales and purchases of the Company's securities made within a six month period. In this case the purchases which formed the basis for this claim were issuances of shares of stock to Ms. Shogen and Dr. Mikulski under employment agreements with the Company based upon the Company's achievement of certain milestones. No allegations of fraud were made. Ms. Shogen agreed to pay the Company $91,971.00 and Dr. Mikulski agreed to pay the Company $72,903.00. Such payments are to be made in a form acceptable to the Company whether in cash, shares of the Company's common stock or options to purchase the Company's common stock, with 25% of such payments having been made in August 1998 and the remainder of such amounts payable in three equal installments in August 1999, 2000 and 2001. The initial payments were made by the cancellation of options to purchase 44,999 shares of common stock owned by Ms. Shogen and the cancellation of options to purchase 35,669 shares of common stock owned by Dr. Mikulski. The obligation to make the remaining payments is secured by the pledge to the Company of options to purchase 154,908 and 122,136 shares of common stock by Ms. Shogen and Dr. Mikulski, respectively. In August 1999, Ms. Shogen paid the balance in full by the cancellation of options to purchase 134,995 shares owned by Ms. Shogen and Dr. Mikulski paid an installment equal to one-third of the balance by the cancellation of options to purchase 35,367 shares owned by Dr. Mikulski.

     On August 31, 1999 the Company entered into a separation agreement and general release with Ms. Gail E. Fraser, former Chief Financial Officer pursuant to which the Company and Ms. Fraser agreed that an aggregate of 395,000 options granted to Ms. Fraser under the 1993 Plan, all of which had vested as of the Date of Resignation will remain vested and exercisable until December 30, 2000 and an aggregate of 70,000 options granted under the 1993 Plan which had not vested on the Date of Resignation will be deemed vested as of the Date of Resignation and will remain exercisable until December 30, 2000.

     The weighted-average fair value per option at the date of grant for options granted during the fiscal years 1999, 1998 and 1997 were $0.36, $2.03 and $3.02, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:


                                                1999       1998       1997
                                             -------    -------    -------

     Expected dividend yield                       0%         0%         0%
     Risk-free interest rate                    6.00%      6.00%      6.00%
     Expected stock price volatility           93.99%     88.15%     59.78%
     Expected term until exercise (years)       5.59       6.17       6.20



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)

     Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded are as follows:


                                   1999             1998             1997
                              -------------    -------------    -------------
     Net Loss:
      As reported             $  (3,156,636)   $  (6,387,506)   $  (5,018,867)
      Pro forma                  (3,429,057)      (6,697,066)      (5,724,076)
     Loss per common share:
      As reported             $       (0.18)   $       (0.40)   $       (0.34)
      Pro forma                       (0.22)           (0.42)           (0.39)

     The pro forma effects on net loss and loss per share for 1999, 1998 and 1997 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

     The following table summarizes information concerning options outstanding at July 31, 1999:

                            Options Outstanding                                     Options Exercisable
   -----------------------------------------------------------------        ----------------------------------
                                     Weighted Average       Weighted                                 Weighted
       Range of         Number           Remaining          Average             Number               Average
       Exercise       Outstanding       Contractual         Exercise         Exercisable             Exercise
        Prices        at 7/31/99       Term (Years)          Price            at 7/31/99              Price
        ------        ----------       ------------          -----            ----------              -----
   $  0.29 - 1.99            595,000       4.59          $    0.62                   375,000     $    0.48
      2.00 - 2.99            335,250       2.41               2.61                   260,250          2.58
      3.00 - 3.99          2,360,948       2.34               3.21                 2,305,948          3.19
      4.00 - 4.99            563,178       2.20               4.29                   514,178          4.26
      5.00 - 5.99            167,500       4.58               5.17                   102,500          5.18
      6.00 - 6.99             45,000       3.42               6.97                    45,000          6.97
      ===========          ---------       ====               ====                 ---------          ====
                           4,066,876                                               3,602,876
                           =========                                               =========

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

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)

     Non-Qualified Stock Options

     The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                       Shares       Price Range
                                                       ------       -----------

      Granted                                         1,782,000    $  3.00-3.87
      Exercised                                        (276,989)      3.00-3.50
      Canceled                                         (106,000)      3.00-3.50
      Expired                                          (649,011)      3.00-3.50
      Granted pursuant to conversion of
       certain liabilities:
        Related party                                 1,324,014          3.20
        Unrelated party                                  73,804          3.20
      Repurchased stock options                        (102,807)         3.20
                                                      ---------
      Balance at July 31, 1994                        2,045,011       3.20-3.87
                                                      =========     ===========

     In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:


                                                          Shares     Price Range
                                                          ------     -----------

      Granted (42,167 options were repriced and extended  894,887    $2.50-7.00
          as described in note 8)
      Exercised                                           (81,000)    3.97-6.50
      Expired                                            (201,720)    3.97-6.50
                                                         --------
      Balance at July 31, 1994                            612,167     2.50-7.00
                                                         ========    ==========

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


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)

                                                    Shares         Price Range
                                                    ------         -----------
          Granted, February 14, 1989              3,460,000       $  3.50-5.00
          Options issued in connection
              with share purchase                    36,365            2.75
          Expired                                (1,911,365)         2.75-5.00
          Canceled                                  (10,000)           5.00
                                                 ----------
          Balance at July 31, 1994                1,575,000          3.50-5.00
                                                 ==========        ===========

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

(9)  Stock Grant and Compensation Plans

     The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:


      Year                                                  Amount
     ended                                Fair                of
    July 31,          Shares              Value          Compensation
    --------          ------              -----          ------------

      1983            20,000      $       5.50                $  110,000
      1984            19,750              5.125                  101,219
      1985            48,332           5.125-15.00               478,105
      1986            11,250           5.125-15.00               107,032
      1988            19,000              3.50                     6,500
                      ======              ====                     =====

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


      Year                                                  Amount
     ended                                Fair                of
    July 31,          Shares              Value          Compensation
    --------          ------              -----          ------------

      1984            130,250       $    2.50-3.88           $  385,917
      1985             99,163            3.50-15.00             879,478
      1985            (42,500)              2.50               (105,825)*
      1986             15,394            9.65-15.00             215,400
      1987              5,000              15.00                 75,000
                       ======              =====                 =======

     * Shares granted in 1984 were renegotiated in 1985 and canceled as a result of the recipient's termination.

                                                                     (Continued)

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

     Awards and grants were authorized under the 1989 Stock Plan during the following fiscal years:


              Year ended                                             Amount of
               July 31,              Shares      Fair Value        Compensation
               --------              ------      ----------        ------------

                 1989                30,000     $     5.00         $    150,000
                 1990                56,000           6.00              336,000
                 1991               119,000           4.00              476,000
                 1992               104,000           2.75              286,000
                 1993               117,000           2.00              234,000
                 1994                 5,000           3.00               15,000
                                      =====           ====               ======

     Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 1999, 1998 or 1997.

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

     At July 31, 1999 and 1998, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                   1999             1998
                                                                ------------    ------------
     Deferred tax assets:
           Excess of book over tax depreciation                 $     37,035    $     21,035
           Accrued expenses                                          311,458         159,623
           Federal and state net operating loss carryforwards     15,227,316      14,407,990
           Research and experimentation and investment tax
               credit carry forwards                                 843,418         753,314
                                                                ------------    ------------
     Total gross deferred tax assets                              16,419,227      15,341,962

     Valuation allowance                                         (16,419,227)    (15,341,962)
                                                                ------------    ------------
     Net deferred tax assets                                    $       --      $       --
                                                                ============    ============

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(10)  Income Taxes, (Continued)

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At July 31, 1999, the Company has federal net operating loss carryforwards of approximately $40,296,000 that expire in the years 2000 to 2019. The
     Company also has investment tax credit carryforwards of $33,015 and research and experimentation tax credit carryforwards of $810,403 that expire in the years 2000 to 2019. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(11) Other Financial Information

     Accrued expenses as of July 31, consist of the following:


                                                  1999              1998
                                                --------         ----------

     Payroll and payroll taxes                  $ 50,160         $   38,147
     Professional fees                            28,000             98,568
     Clinical trial grants                       683,515            781,883
     Clinical supplies                              --              171,600
     Other                                        16,975              2,700
                                                --------         ----------
                                                $778,650         $1,092,898
                                                ========         ==========

     Other current assets as of July 31, consist of the following:


                                                  1999               1998
                                                --------           --------

     Insurance                                  $ 65,330           $ 65,661
     NIH research                                 14,579             31,625
     Other                                        66,799             19,901
                                                --------           --------
                                                $146,708           $117,187
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

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(12) Commitments and Contingencies, (Continued)

     The Company has product liability insurance coverage in the amount of $6,000,000 for clinical trials. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

(13) Research and Development Agreement

     In November 1992, the Company entered into a CRADA with the NIH. In accordance with this CRADA, the NIH will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in July 31, 1999, the Company is obligated to pay approximately $5,300 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000 for the three years ended July 31, 1999, 1998 and 1997.

     In August 1995, the Company entered into a CRADA with the NCI. In accordance with this CRADA, the NCI will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in August 1999, the Company was obligated to pay approximately $5,200 per month to the NCI. In September 1999, this research and development agreement was amended to expire in August 2000 without additional cost for the Company. Total research and development expenses under this arrangement amounted to $62,400, $60,400 and $59,100 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

(14) 401 (K) Savings Plan

     Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal year ended July 31, 1999, the Company's contribution to the Plan amounted to $16,052.