Form 10-Q
period 1999-10-31
ALFACELL CORP
filed 1999-12-15
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      October  31, 1999                                          0-11088
For the quarterly period ended                            Commission file number


                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                        22-2369085
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


  225 Belleville Avenue, Bloomfield, New Jersey                  07003
    (Address of principal executive offices)                   (Zip Code)


(Registrant's telephone number, including area code)         (973) 748-8082



                                       NOT APPLICABLE
          (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X\] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares of Common  Stock,  $.001 par value  outstanding  as of December 10, 1999:
17,341,194

                              ALFACELL CORPORATION
                          (A Development Stage Company)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       October 31, 1999 and July 31, 1999

                                                                                                   October 31,
                                                                                                      1999                July 31,
                                            ASSETS                                                 (Unaudited)              1999
                                            ------                                                ------------         -------------
Current assets:
     Cash and cash equivalents                                                                    $    821,470         $  1,383,133
     Other assets                                                                                      151,261              146,708
                                                                                                  ------------         ------------
         Total current assets                                                                          972,731            1,529,841
                                                                                                  ------------         ------------


Property and equipment, net of accumulated depreciation and amortization
   of $969,584 at October 31, 1999 and $944,830 at July 31, 1999                                       174,053              198,807
                                                                                                  ------------         ------------

         Total assets                                                                             $  1,146,784         $  1,728,648
                                                                                                  ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                            $      4,691         $      6,727
     Accounts payable                                                                                  277,927              186,071
     Accrued expenses                                                                                  751,069              778,650
                                                                                                  ------------         ------------
         Total current liabilities                                                                   1,033,687              971,448
                                                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value
         Authorized and unissued, 1,000,000 shares at October 31, 1999
            and July 31, 1999                                                                             --                   --
     Common stock $.001 par value
         Authorized 40,000,000 shares at October 31, 1999 and July 31, 1999;
         Issued and outstanding 17,341,194 shares at October 31, 1999
            and 17,286,594 shares at July 31, 1999                                                      17,341               17,286
     Capital in excess of par value                                                                 55,764,273           55,694,195
     Deficit accumulated during development stage                                                  (55,668,517)         (54,954,281)
                                                                                                  ------------         ------------
         Total stockholders' equity                                                                    113,097              757,200
                                                                                                  ------------         ------------

         Total liabilities and stockholders' equity                                               $  1,146,784         $  1,728,648
                                                                                                  ============         ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 1999 and 1998,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1999

                                   (Unaudited)

                                                                                                August 24, 1981
                                                            Three Months Ended                (Date of Inception)
                                                                October 31,                            to
                                                       1999                   1998              October 31, 1999
                                                    ------------          ------------          ----------------
REVENUE:
     Sales                                          $       --                    --                 553,489
     Investment income                                    14,953                61,398             1,322,973
     Other income                                           --                    --                  60,103
                                                    ------------          ------------          ------------
     TOTAL REVENUE                                        14,953                61,398             1,936,565
                                                    ------------          ------------          ------------

COSTS AND EXPENSES:
     Cost of sales                                          --                    --                 336,495
     Research and development                            571,908               595,204            34,660,537
     General and administrative                          156,392               201,568            19,671,452
     Interest:
         Related parties                                    --                    --               1,033,960
         Others                                              889                   374             1,902,638
                                                    ------------          ------------          ------------
       TOTAL COSTS AND EXPENSES                          729,189               797,146            57,605,082
                                                    ------------          ------------          ------------

       NET LOSS                                     $   (714,236)             (735,748)          (55,668,517)
                                                    ============          ============          ============

     Loss per basic and diluted common share        $       (.04)                 (.04)                (7.00)
                                                    ============          ============          ============

Weighted average number of shares outstanding         17,330,140            17,252,119             7,947,221
                                                    ============          ============          ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 1999 and 1998,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1999

                                   (Unaudited)

                                                                                                                   August 24, 1981
                                                                                   Three Months Ended            (Date of Inception)
                                                                                       October 31,                        to
                                                                               1999                   1998          October 31, 1999
                                                                            -----------           ------------    ------------------
Cash flows from operating activities:
  Net loss                                                                  $  (714,236)             (735,748)          (55,668,517)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                          --                    --                 (25,963)
    Depreciation and amortization                                                24,754                25,321             1,348,849
    Loss on disposal of property and equipment                                     --                    --                  18,926
    Noncash operating expenses                                                   43,557                49,769             5,416,029
    Amortization of deferred compensation                                          --                    --              11,442,000
    Amortization of organization costs                                             --                    --                   4,590
Changes in assets and liabilities:
    Increase in other current assets                                             (4,553)              (56,108)             (151,261)
    Decrease in other assets                                                       --                    --                  36,184
    Increase in interest payable-related party                                     --                    --                 744,539
    (Decrease) increase in accounts payable                                     118,432              (264,241)              498,399
    Increase in accrued payroll and
       expenses, related parties                                                   --                    --               2,348,145
    (Decrease) increase in accrued expenses                                     (27,581)             (305,290)            1,292,582
                                                                            -----------           -----------           -----------
    Net cash used in operating activities                                      (559,627)           (1,286,297)          (32,695,498)
                                                                            -----------           -----------           -----------

Cash flows from investing activities:
    Purchase of marketable equity securities                                       --                    --                (290,420)
    Proceeds from sale of marketable equity
       securities                                                                  --                    --                 316,383
    Purchase of property and equipment                                             --                    --              (1,369,261)
    Patent costs                                                                   --                    --                 (97,841)
                                                                            -----------           -----------           -----------

     Net cash used in investing activities                                         --                    --              (1,441,139)
                                                                            -----------           -----------           -----------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 1999 and 1998,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 1999

                                   (Unaudited)

                                                                                                           August 24, 1981
                                                                              Three Months Ended         (Date of Inception)
                                                                                   October 31,                  to
                                                                            1999                1998      October 31, 1999
                                                                        ------------        ------------  ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $       --                  --            849,500
  Payment of short-term borrowings                                              --                  --           (623,500)
  Increase in loans payable - related party, net                                --                  --          2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                                        --                  --          2,410,883
  Reduction of bank debt and long-term debt                                   (2,036)             (2,211)      (2,920,764)
  Proceeds from issuance of common stock, net                                   --                  (621)      26,805,447
  Proceeds from exercise of stock options and warrants, net                     --                  --          5,460,673
  Proceeds from issuance of convertible debentures                              --                  --            347,000
                                                                        ------------        ------------      -----------
     Net cash (used in) provided by financing activities                      (2,036)             (2,832)      34,958,107
                                                                        ------------        ------------      -----------
     Net (decrease) increase in cash and cash equivalents                   (561,663)         (1,289,129)         821,470
Cash and cash equivalents at beginning of period                           1,383,133           5,099,453             --
                                                                        ------------        ------------      -----------
Cash and cash equivalents at end of period                              $    821,470           3,810,324          821,470
                                                                        ============        ============      ===========
Supplemental disclosure of cash flow information -
   interest paid                                                        $        889                 374        1,649,622
                                                                        ============        ============      ===========
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan
     payable to officer                                                 $       --                  --          2,725,000
                                                                        ============        ============      ===========
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                 $       --                  --          2,945,000
                                                                        ============        ============      ===========
   Conversion of short-term borrowings to common stock                  $       --                  --            226,000
                                                                        ============        ============      ===========
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                   $       --                  --          3,194,969
                                                                        ============        ============      ===========
   Repurchase of stock options from related party                       $       --                  --           (198,417)
                                                                        ============        ============      ===========
   Conversion of accrued interest to stock options                      $       --                  --            142,441
                                                                        ============        ============      ===========
   Conversion of accounts payable to common stock                       $     26,576              10,425          220,562
                                                                        ============        ============      ===========
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                  $       --                  --          1,699,072
                                                                        ============        ============      ===========
   Conversion of loans and interest payable, related party
      and accrued payroll and expenses, related parties to
      long-term accrued payroll and other, related party                $       --                  --          1,863,514
                                                                        ============        ============      ===========
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                        $       --                  --            127,000
                                                                        ============        ============      ===========
   Issuance of common stock for services rendered                       $       --                  --              2,460
                                                                        ============        ============      ===========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1999 and the results of operations for the three month periods ended October 31, 1999 and 1998 and the period from August 24, 1981 (date of inception) to October 31, 1999. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $714,000 and $736,000, recorded for the three months ended October 31, 1999 and 1998, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent auditors on the Company's July 31, 1999 financial statements included an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31 or October 31, 1999 do not include any adjustments that might result from the outcome of this uncertainty.

2.   EARNINGS (LOSS) PER COMMON SHARE

     "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


2.       EARNINGS (LOSS) PER COMMON SHARE, continued

amounts are the same since the assumed exercise of stock options and warrants are all anti- dilutive. The amount of options and warrants excluded from the calculation was 5,665,715 and 5,970,944 at October 31, 1999 and 1998,
respectively.

3.       CAPITAL STOCK

         In August 1999, the Company issued 40,000 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $18,400 was charged to operations.

         In September 1999, the Company issued 14,600 shares of common stock for payment of legal services. The fair value of the common stock in the amount of $8,176 was charged to operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three month periods ended October 31, 1999 and 1998

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the three months ended October 31, 1999 and 1998. Investment income for the three months ended October 31, 1999 was $15,000 compared to $61,000 for the same period last year, a decrease of $46,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended October 31, 1999 was $572,000 compared to $595,000 for the same period last year, a decrease of $23,000 or 4%. This decrease was due to a decrease in costs in support of on-going clinical trials for ONCONASE, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma, and a decrease in personnel costs offset by an increase in expenses for preparation of a Pre-NDA meeting with the FDA and an increase in expenses associated with new patent and trademark applications.

     General and Administrative. General and administrative expense for the three months ended October 31, 1999 was $156,000 compared to $202,000 for the same period last year, a decrease of $46,000 or 23%. This decrease was primarily due to decreases in administrative personnel costs and public relations expenses.

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended October 31, 1999 was $714,000 as compared to $736,000 for the same period last year. The cumulative loss from the date of inception, August 24, 1981 to October 31, 1999, amounted to $55,669,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 1999, the Company had a net decrease in cash and cash equivalents of $562,000, which resulted primarily from net cash used in operating activities of $560,000. Total cash resources as of October 31, 1999 were $821,000 compared to $1,383,000 at July 31, 1999.

     The Company's current liabilities as of October 31, 1999 were $1,034,000 compared to $971,000 at July 31, 1999, an increase of $63,000. The increase was primarily due to an increase in expenses for preparation of a Pre-NDA meeting with the FDA.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company believes that its cash and cash equivalents as of October 31, 1999 will be sufficient to meet its anticipated cash needs through January 2000. The report of the Company's independent auditors on the Company's July 31, 1999 financial statements included an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31 or October 31, 1999 do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax loss carryforwards and research and development tax credits and revenues from the commercial sale of ONCONASE, however there can be no assurance that such additional funds will become available. The Company is in the process of analyzing the Phase III data of its clinical trial for unresectable malignant mesothelioma in preparation for a Pre-NDA meeting with the FDA and will continue to incur costs in conjunction with such meeting. The Company is currently in discussion with several potential strategic alliance partners for further development and marketing of ONCONASE and the other potential new products in the Company's pipeline, however there can be no assurance that any such alliances will materialize. The ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time maybe dependent upon other factors including without limitation, market conditions, and there can be no assurance that such funds will be available.

     New Jersey has enacted legislation permitting certain New Jersey corporations to sell tax loss carryforwards and research and development credits (the "NOLs"). The Company has state NOLs available for sale. In October 1999, the Company was notified by the state that it has qualified to sell its NOLs. The Company had secured a buyer of its NOLs and expects to receive net proceeds of approximately $755,000 by January 2000. However, there can be no assurance that such funds will be available in a timely manner. If this $755,000 is received it should provide the Company with sufficient cash to fund its operations through April 2000.

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

Year 2000

     The Company has completed the review and upgrade of its business systems, including its computer systems and computer controlled equipment for its Year 2000 compliance. The Company has determined that its suppliers and vendors had identified and addressed the problems that their systems may face in correctly interpreting and processing date information as the Year 2000 approaches and is reached. While there may be other areas that may affect the Company's operations upon commercialization of the Company's products under development, the Company has identified three major areas where Year 2000 compliance is critical for the normal functioning of the Company's business: Business and Accounting Computer Systems, Clinical Data Management Systems and Product Manufacturing Systems.

Business and Accounting Computer Systems

     The Company utilizes standard, widely-available software packages to perform its word processing, spreadsheet and accounting duties. The Company had completed the upgrade of its Business and Accounting Computer Systems to ensure Year 2000 compliance. While it appears that the Company's systems are Year 2000 compliant, there is no assurance at this time that its systems will perform without error during the transition of the Year 2000. Since the risks of an erroneous transition are minimal, the Company has not created a contingency plan for these systems.

Clinical Data Management Systems

     The Company utilizes the services of an outside vendor to handle all of its data management needs with regard to collection and reporting of its clinical trial data. This vendor has completed the testing of its computer system for Year 2000 compliance. While it appears that the computer systems utilized to process the Company's clinical trial data are Year 2000 compliant, non-compliance could have a material adverse impact on the Company's ability to process the data in a timely manner for submission to the FDA, if necessary. Since the likelihood of non-compliance is minimal, the Company has not created a contingency plan for these systems at this time.

Product Manufacturing Systems

     The Company utilizes the services of outside suppliers to manufacture ONCONASE and perform many of the FDA-required related testing of such product. These suppliers reported that they are in the process of completing their Year
2000 programs. However, there can be no assurance that these suppliers' remediation efforts will effectively address all of their Year 2000 problems. Due to regulatory restrictions, the Company does not believe it would be feasible to locate and retain the services of alternate suppliers at this time. However, if during the first half of 2000, it became apparent that a supplier would not be able to support commercialization of ONCONASE, if approved by the FDA, the Company will then undergo the expense of transferring its manufacturing processes to alternate suppliers. While the Company believes that alternate suppliers are available for the manufacture of ONCONASE, there can be no assurance that the Company can complete the transition to a new supplier in a timely manner.

Year 2000 Summary

     The Company has determined that Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company estimates the remaining cost to address its Year 2000 issues to be approximately $5,000. The total cost estimate is based on management's current assessment and is subject to change.

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

PART II.  OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

     In August 1999, the Company converted an $18,400 account payable into 40,000 shares of Common Stock in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") contained in Section 4(2) of the Securities Act.

     In September 1999, the Company converted an $8,176 account payable into 14,600 shares of Common Stock in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act.

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

#### Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 and incorporated herein by reference thereto.

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



                                       ALFACELL CORPORATION
                                       --------------------
                                           (Registrant)


December 14, 1999                      /s/ KUSLIMA SHOGEN
                                       ----------------------------------------
                                       Kuslima Shogen, Chief Executive
                                       Officer, Acting  Chief Financial
                                       Officer (Principal Executive Officer,
                                       Principal Accounting Officer) and
                                       Chairman of the Board