Form 10-Q
period 2000-01-31
ALFACELL CORP
filed 2000-03-16
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      January 31, 2000                                             0-11088
------------------------------                             ---------------------
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                 22-2369085
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082
                                                                  --------------

                                 NOT APPLICABLE
                    ----------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)


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

Shares  of Common  Stock,  $.001 par  value  outstanding  as of March 14,  2000:
17,516,559

                              ALFACELL CORPORATION
                          (A Development Stage Company)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       January 31, 2000 and July 31, 1999


                                                 ASSETS
                                                 ------                          January 31,
                                                                                   2000           July 31,
                                                                                (Unaudited)         1999
                                                                             ------------    ------------
Current assets:
    Cash and cash equivalents                                                $    859,537    $  1,383,133
    Other assets                                                                   88,053         146,708
                                                                             ------------    ------------
        Total current assets                                                      947,590       1,529,841
                                                                             ------------    ------------


Property and equipment, net of accumulated depreciation and amortization
 of $994,263 at January 31, 2000 and $944,830 at July 31, 1999                    149,374         198,807
                                                                             ------------    ------------

          Total assets                                                       $  1,096,964    $  1,728,648
                                                                             ============    ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities:
    Current portion of long-term debt                                        $      2,604    $      6,727
    Accounts payable                                                               78,825         186,071
    Accrued expenses                                                              774,013         778,650
                                                                             ------------    ------------

        Total current liabilities                                                 855,442         971,448
                                                                             ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value
        Authorized and unissued, 1,000,000 shares at January 31, 2000
          and July 31, 1999                                                          --              --
    Common stock $.001 par value
       Authorized 40,000,000 shares at January 31, 2000 and July 31, 1999;
       Issued and outstanding 17,471,559 shares at January 31, 2000
        and 17,286,594 shares at July 31, 1999                                     17,471          17,286
    Capital in excess of par value                                             55,868,289      55,694,195
    Deficit accumulated during development stage                              (55,644,238)    (54,954,281)
                                                                             ------------    ------------
       Total stockholders' equity                                                 241,522         757,200
                                                                             ------------    ------------
       Total liabilities and stockholders' equity                            $  1,096,964    $  1,728,648
                                                                             ============    ============

 See accompanying notes to financial statements

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 2000 and 1999, and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2000

                                   (Unaudited)

                                                     Three Months Ended                    Six Months Ended        August 24, 1981
                                                         January 31,                           January 31,       (Date of Inception)
                                                                                                                          to
                                                  2000              1999              2000              1999        January 31, 2000
                                               ------------      ------------      ------------      ------------   ----------------

REVENUE:
   Sales                                       $       --        $       --        $       --        $       --        $    553,489
   Investment income                                 11,267            47,394            26,220           108,792         1,334,240
   Other income                                        --                --                --                --              60,103
                                               ------------      ------------      ------------      ------------      ------------
   TOTAL REVENUE                                     11,267            47,394            26,220           108,792         1,947,832
                                               ------------      ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
   Cost of sales                                       --                --                --                --             336,495
   Research and development                         592,413           664,989         1,164,321         1,260,193        35,252,950
   General and administrative                       149,590           260,995           305,982           462,563        19,821,042
   Interest:
       Related parties                                 --                --                --                --           1,033,960
       Others                                           839               319             1,728               693         1,903,477
                                               ------------      ------------      ------------      ------------      ------------
TOTAL COSTS AND EXPENSES                            742,842           926,303         1,472,031         1,723,449        58,347,924
                                               ------------      ------------      ------------      ------------      ------------
NET INCOME (LOSS) BEFORE
   STATE TAX BENEFIT                           $   (731,575)     $   (878,909)     $ (1,445,811)     $ (1,614,657)     $(56,400,092)

STATE TAX BENEFIT                                   755,854              --             755,854              --             755,854
                                               ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                              $     24,279      $   (878,909)     $   (689,957)     $ (1,614,657)     $(55,644,238)
                                               ============      ============      ============      ============      ============
   Loss per basic and diluted
       common share                            $        .00      $       (.05)     $       (.04)     $       (.09)     $      (7.10)
                                               ============      ============      ============      ============      ============

Weighted average number of shares
    outstanding                                  17,374,655        17,260,356        17,352,397        17,256,238         7,841,030
                                               ============      ============      ============      ============      ============

     See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2000 and 1999,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2000

                                   (Unaudited)

                                                                                        Six Months Ended           August 24, 1981
                                                                                           January 31,           (Date of Inception)
                                                                                                                           to
                                                                                    2000               1999         January 31, 2000
                                                                               ------------        ------------     ----------------
Cash flows from operating activities:
  Net Loss                                                                     $   (689,957)       $ (1,614,657)       $(55,644,238)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
   Gain on sale of marketable securities                                               --                  --               (25,963)
   Depreciation and amortization                                                     49,433              50,641           1,373,528
   Loss on disposal of property and equipment                                          --                  --                18,926
   Noncash operating expenses                                                        78,008              94,741           5,450,480
   Amortization of deferred compensation                                               --                  --            11,442,000
   Amortization of organization costs                                                  --                  --                 4,590
Changes in assets and liabilities:
   (Increase) decrease in other current assets                                       58,655             (33,191)            (88,053)
   Decrease in other assets                                                            --                  --                36,184
   Increase in interest payable, related party                                         --                  --               744,539
   Increase (decrease) in accounts payable                                          (15,062)           (448,404)            364,905
   Increase in accrued payroll and expenses, related parties                           --                  --             2,348,145
   Increase (decrease) in accrued expenses                                           (4,637)           (394,623)          1,315,526
                                                                               ------------        ------------        ------------
 Net cash used in operating activities                                             (523,560)         (2,345,493)        (32,659,431)
                                                                               ------------        ------------        ------------
Cash flows from investing activities:
   Purchase of marketable equity securities                                            --                  --              (290,420)
   Proceeds from sale of marketable equity securities                                  --                  --               316,383
   Purchase of property and equipment                                                  --                  --            (1,369,261)
   Patent costs                                                                        --                  --               (97,841)
                                                                               ------------        ------------        ------------

          Net cash used in investing activities                                        --                  --            (1,441,139)
                                                                               ------------        ------------        ------------

See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2000 and 1999,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2000

                                   (Unaudited)

                                                                         Six Months Ended          August 24, 1981
                                                                            January 31,          (Date of Inception)
                                                                                                          to
                                                                        2000          1999          January 31, 2000
                                                                      ---------   ------------      ----------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                $    --     $       --            $    849,500
   Payment of short-term borrowings                                        --             --               (623,500)
   Increase in loans payable - related party, net                          --             --               2,628,868
   Proceeds from bank debt and other long-term debt, net
      of deferred debt costs                                                --             --              2,410,883
   Reduction of bank debt and long-term debt                             (4,123)        (4,476)           (2,922,851)
   Proceeds from issuance of common stock, net                             --             (765)           26,805,447
   Proceeds from exercise of stock options and warrants, net              4,087           --               5,464,760
   Proceeds from issuance of convertible debentures                        --             --                 347,000
                                                                      ---------   ------------          ------------

      Net cash provided (used) by financing activities                      (36)        (5,241)           34,960,107
                                                                      ---------   ------------          ------------
      Net increase (decrease) in cash and cash equivalents             (523,596)    (2,350,734)              859,537
 Cash and cash equivalents at beginning of period                     1,383,133      5,099,453                  --
                                                                      ---------   ------------          ------------
 Cash and cash equivalents at end of period                           $ 859,537   $  2,748,719          $    859,537
                                                                      =========   ============          ============
 Supplemental disclosure of cash flow information -
    interest paid                                                     $   1,728   $        693          $  1,650,461
                                                                      =========   ============          ============
 Noncash financing activities:
    Issuance of convertible subordinated
      debenture for loan payable to officer                           $    --     $       --            $  2,725,000
                                                                      =========   ============          ============
    Issuance of common stock upon the conversion of
      convertible subordinated debentures, related party              $    --     $       --            $  2,945,000
                                                                      =========   ============          ============
    Conversion of short-term borrowings to common stock               $    --     $       --            $    226,000
                                                                      =========   ============          ============
    Conversion of accrued interest, payroll and expenses by
      related parties to stock options                                $    --     $       --            $  3,194,969
                                                                      =========   ============          ============
    Repurchase of stock options from related party                    $    --     $       --            $   (198,417)
                                                                      =========   ============          ============
    Conversion of accrued interest to stock options                   $    --     $       --            $    142,441
                                                                      =========   ============          ============
    Conversion of accounts payable to common stock                    $  92,184   $     16,631          $    286,170
                                                                      =========   ============          ============
    Conversion of notes payable, bank and accrued interest to
          long-term debt                                              $    --     $       --            $  1,699,072
                                                                      =========   ============          ============
    Conversion of loans and interest payable, related party
          and accrued payroll and expenses, related parties to
          long-term accrued payroll and other, related party          $    --     $       --            $  1,863,514
                                                                      =========   ============          ============
    Issuance of common stock upon the conversion of
       convertible subordinated debentures, other                     $    --     $       --            $    127,000
                                                                      =========   ============          ============
    Issuance of common stock for services rendered                    $    --     $       --            $      2,460
                                                                      =========   ============          ============

     See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2000 and the results of operations for the three and six month periods ended
January 31, 2000 and 1999 and the period from August 24, 1981 (date of inception) to January 31, 2000. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $690,000 and $1,615,000, recorded for the six months ended January 31, 2000 and 1999, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent auditors on the Company's July 31, 1999 financial statements included an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 1999 or January 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   (Unaudited)


2.   EARNINGS PER COMMON SHARE, continued

amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,862,965 and 6,083,679 at January 31, 2000 and 1999,
respectively.

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

     In December 1999, the Company issued an aggregate total of 75,000 stock options to its outside board of directors.

     In January 2000, the Company issued 120,365 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $65,608 was charged to operations.

     In January 2000, the Company issued 10,000 shares of common stock upon the exercise of stock options by an unrelated party resulting in gross proceeds of $4,300 to the Company.

4.   SALE OF NET OPERATING LOSSES

     New Jersey has enacted legislation permitting certain New Jersey corporations to sell state tax loss carryforwards and research and development credits (the "Tax Benefits"). Approximately $2.4 million of the Company's Tax Benefits were approved for sale by the state, of which approximately $1 million was allocated to be sold for the State Fiscal Year 2000 (July 1, 1999 to

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)


4.   SALE OF NET OPERATING LOSSES, continued

June 30, 2000). In December 1999, the Company realized net proceeds of $755,854 from the sale of its allocated Tax Benefits. The Company will attempt to sell the remaining balance of its Tax Benefits in the amount of approximately $1.4 million for the State Fiscal Year 2001 (July 1, 2000 to June 30, 2001), subject to all existing laws of the State of New Jersey.

5.   SUBSEQUENT EVENT

     In February 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $625,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 687,500 shares of common stock at per share exercise prices ranging from $1.03 to $3.25. The warrants will expire during the period commencing May 2003 and ending in May 2005.

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

Results of Operations

Three and six month periods ended January 31, 2000 and 1999

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the six months ended January 31, 2000 and 1999. Investment income for the six months ended January 31, 2000 was $26,000 compared to $109,000 for the same period last year, a decrease of $83,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended January 31, 2000 was $592,000 compared to $665,000 for the same period last year, a decrease of $73,000 or 11%. This decrease was primarily due to a 38% decrease in costs in support of on-going clinical trials, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma, a 94% decrease in costs related to the preclinical research studies of ONCONASE, primarily due to the extension of the CRADA agreement with the NCI without cost to the Company and an 80% decrease in costs associated with the manufacture of clinical supplies of ONCONASE. These decreases were offset by an increase in expenses in preparation of a Pre-NDA meeting with the FDA and an 18% increase in rent expenses.

     Research and development expense for the six months ended January 31, 2000 was $1,164,000 compared to $1,260,000 for the same period last year, a decrease of $96,000 or 8%. This decrease was primarily due to a 42% decrease in costs in support of on-going clinical trials, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma, an 87% decrease in costs related to the preclinical research studies of ONCONASE, primarily due to the extension of the CRADA agreement with the NCI without cost to the Company, and a 42% decrease in costs associated with the manufacture of clinical supplies of ONCONASE. These decreases were offset by an increase in expenses in preparation of a Pre-NDA meeting with the FDA and a 19% increase in rent expenses.

     General and Administrative. General and administrative expense for the three months ended January 31, 2000 was $150,000 compared to $261,000 for the same period last year, a decrease of $111,000 or 43%. This decrease was primarily due to an 85% decrease in public relations expenses, a 46% reduction in administrative personnel costs and a 62% decrease in consulting fees, offset by a 20% increase in rent expenses.

     General and administrative expense for the six months ended January 31, 2000 was $306,000 compared to $463,000 for the same period last year, a decrease of $157,000 or 34%. This decrease was primarily due to a 45% reduction in administrative personnel costs, an 82% decrease in public relations expenses and a 29% decrease in consulting fees, offset by a 63% increase in legal fees and 20% increase in rent expenses.

     Income Taxes. New Jersey has enacted legislation permitting certain New Jersey corporations to sell state tax loss carryforwards and research and development credits (the "Tax Benefits"). Approximately $2.4 million of the Company's Tax Benefits were approved for sale by the state, of which approximately $1 million was allocated to be sold for the State Fiscal Year 2000 (July 1, 1999 to June 30, 2000). In December 1999, the Company realized net proceeds of $755,854 from the sale of its allocated Tax Benefits. The Company will attempt to sell the remaining balance of its Tax Benefits in the amount of approximately $1.4 million for the State Fiscal Year 2001 (July 1, 2000 to June 30, 2001), subject to all existing laws of the State of New Jersey.

     Net Income (Loss). The Company has incurred net losses during each year since its inception. The net income for the three months ended January 31, 2000 was $24,000 as compared to a net loss of $879,000 for the same period last year, an increase of $903,000. The net income for the three months ended January 31, 2000 was primarily due to the result of the sale of the Company's Tax Benefits. The net loss for the six months ended January 31, 2000 was $690,000 as compared to $1,615,000 for the same period last year, a decrease of $925,000 or 57%, primarily due to the result of the sale of the Company's Tax Benefits. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2000, amounted to $55,644,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 2000, the Company had a net decrease in cash and cash equivalents of $523,000, which resulted primarily from net cash used in operating activities. Total cash resources as of January 31, 2000 were $860,000 compared to $1,383,000 at July 31, 1999.

     The  Company's  current  liabilities  as of January 31, 2000 were  $855,000 compared to $971,000 at July 31, 1999, a decrease of $116,000 or 12%. The decrease was primarily due to the issuance of common stock in payment for services rendered and a decrease in costs in support of on-going clinical trials for ONCONASE, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma.

     In February 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $625,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 687,500 shares of common stock at per share exercise prices ranging from $1.03 to $3.25. The warrants will expire during the period commencing May 2003 and ending in May 2005.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company believes that its cash and cash equivalents as of January 31, 2000 will be sufficient to meet its anticipated cash needs through July 2000, after taking into account the approximately $650,000 in gross proceeds received from the private placement of common stock and warrants, and exercise of stock options in February 2000. The report of the Company's independent auditors on the Company's July 31, 1999 financial statements included an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 1999 or January 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax loss carryforwards and research and development tax credits and revenues from the commercial sale of ONCONASE. There can be no assurance that such additional funds will become available. The Company is in the process of analyzing the Phase III data of its clinical trial for unresectable malignant mesothelioma in preparation for a Pre-NDA meeting with the FDA and will continue to incur costs in conjunction with such meeting. The Company is currently in discussion with several potential strategic alliance partners for further development and marketing of ONCONASE and the other potential new products in the Company's pipeline. However, there can be no assurance that any such alliances will materialize. The ability of the Company to raise additional capital through the sale of its securities will primarily be dependent on the outcome of the Phase III clinical trial for unresectable malignant mesothelioma. However, the ability to raise funding at that time may be dependent upon other factors including without limitation, market conditions, and there can be no assurance that such funds will be available.

     New Jersey has enacted legislation permitting certain New Jersey corporations to sell state tax loss carryforwards and research and development credits (the "Tax Benefits"). Approximately $2.4 million of the Company's Tax Benefits were approved for sale by the state, of which approximately $1 million was allocated to be sold for the State Fiscal Year 2000 (July 1, 1999 to June 30, 2000). In December 1999, the Company realized net proceeds of $755,854 from the sale of its allocated Tax Benefits. The Company will attempt to sell the remaining balance of its Tax Benefits in the amount of approximately $1.4 million for the State Fiscal Year 2001 (July 1, 2000 to June 30, 2001), subject to all existing laws of the State of New Jersey.

     The Company's Common Stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "ACEL". Delisting of the Company's Common Stock from Nasdaq, could have a material adverse effect on the Company including its ability to raise additional capital, its stockholders= liquidity and the price of the Company's Common Stock.

     The market price of the Company's common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of the Company's common stock could also be materially affected by the results of the Phase III clinical trial for unresectable malignant mesothelioma.

Year 2000 Impact

     The Company has completed its year 2000 compliance without any interruption to its business operations. To date, the Company has not encountered any
unforseen   year  2000  problems.   The  Company   estimates  that  it  incurred
approximately $20,000 of costs related to its year 2000 compliance. It is possible that the Company may encounter problems with vendors and suppliers which could adversely affect the Company's financial condition, results of operations or cash flow, although the Company is not aware of such instances to date. The Company cannot accurately predict the occurrence and or outcome of any such problems in the future, nor can the cost of such problems be estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

PART II. OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

     In January 2000, the Company issued 120,365 shares of Common Stock for payment of services rendered in a private transaction effected in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") contained in Section 4(2) of the Securities Act.

Item 5. Other Information

     In February 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $625,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 687,500 shares of common stock at per share exercise prices ranging from $1.03 to $3.25. The warrants will expire during the period commencing May 2003 and ending in May 2005.

     Because the Company's common stock is no longer listed on The Nasdaq SmallCap Market, the Company is no longer eligible to use a Form S-3 registration statement to register its shares under the Securities Act of 1933. As a result, in February 2000, the Company filed a post-effective amendment to two Form S-3 registration statements it had on file with the SEC withdrawing such registration statements. These registration statements originally registered the resale of approximately 7,652,840 shares of the Company's common stock by certain of the Company's stockholders. The Company intends to file a new registration statement on Form S-1 to register such shares in the near future.

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

                                                                                          Exhibit No. or
Exhibit                                                                                    Incorporation
 No.                                       Item Title                                       by Reference
 ---                                       ----------                                       ------------

10.20 Form of Warrant Agreement issued to the Placement Agent in connection with the            +++
      Private Placement completed on February 20, 1998

10.21 Placement Agent Agreement dated December 15, 1997                                         +++

 27.1 Financial Data Schedule                                                                 #####

 99.1 Factors to Consider in Connection with Forward-Looking Statements                        ####
      Previously filed as exhibit to the Company's Registration Statement on Form S-18 (File
      No. 2-79975-NY) and incorporated herein by reference thereto.

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



                                                      ALFACELL CORPORATION
                                                      --------------------
                                                           (Registrant)


March 15, 2000                                        /s/ KUSLIMA SHOGEN
                                                      ------------------
                                                      Kuslima Shogen, Chief
                                                      Executive Officer, Acting
                                                      Chief Financial Officer
                                                      (Principal Executive
                                                      Officer,  Principal
                                                      Accounting Officer) and
                                                      Chairman of the Board