Form 10-Q
period 2000-04-30
ALFACELL CORP
filed 2000-06-14
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         April 30, 2000                                          0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                                22-2369085
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           225 Belleville Avenue, Bloomfield, New Jersey       07003
           (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

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

Shares  of  Common  Stock,  $.001 par  value  outstanding  as of June 12,  2000:
18,431,559

                              ALFACELL CORPORATION
                          (A Development Stage Company)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                BALANCE SHEETS
                        April 30, 2000 and July 31, 1999

                                                                                 April 30,
                                                                                   2000               July 31,
                                  ASSETS                                        (Unaudited)             1999
                                                                                 ----------          ----------
Current assets:
     Cash and cash equivalents                                                   $  895,134          $1,383,133
     Other assets                                                                   165,853             146,708
                                                                                 ----------          ----------
          Total current assets                                                    1,060,987           1,529,841
                                                                                 ----------          ----------


Property and equipment, net of accumulated depreciation and amortization
   of $1,016,057 at April 30, 2000 and $944,830 at July 31, 1999                    127,580             198,807
                                                                                 ----------          ----------

               Total assets                                                      $1,188,567          $1,728,648
                                                                                 ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                           $      464          $    6,727
     Accounts payable                                                               246,577             186,071
     Accrued expenses                                                               742,840             778,650
                                                                                 ----------          ----------
          Total current liabilities                                                 989,881             971,448
                                                                                 ----------          ----------


Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value
          Authorized and unissued, 1,000,000 shares at April 30, 2000
               and July 31, 1999                                                       --                  --
     Common stock $.001 par value
          Authorized 40,000,000 shares at April 30, 2000 and July 31, 1999;
          Issued and outstanding 18,421,559 shares at April 30, 2000
               and 17,286,594 shares at July 31, 1999                                18,421              17,286
     Capital in excess of par value                                              56,552,693          55,694,195
     Deficit accumulated during development stage                               (56,372,428)        (54,954,281)
                                                                                 ----------          ----------
          Total stockholders' equity                                                198,686             757,200
                                                                                 ----------          ----------

          Total liabilities and stockholders' equity                             $1,188,567          $1,728,648
                                                                                 ==========          ==========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


           Three months and nine months ended April 30, 2000 and 1999, and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2000

                                   (Unaudited)


                                                  Three Months Ended                  Nine Months Ended          August 24, 1981
                                                       April 30,                          April 30,            (Date of Inception)
                                                                                                                        to
                                                2000               1999             2000             1999         April 30, 2000
                                            ------------      ------------      ------------      ------------  -----------------
REVENUE:
        Sales                               $       --        $       --        $       --        $       --        $    553,489
        Investment income                         12,986            32,055            39,206           140,847         1,347,226
        Other income                                --                --                --                --              60,103
                                            ------------      ------------      ------------      ------------      ------------
        TOTAL REVENUE                             12,986            32,055            39,206           140,847         1,960,818
                                            ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
        Cost of sales                               --                --                --                --             336,495
        Research and development                 602,807           543,922         1,767,128         1,804,115        35,855,757
        General and administrative               137,497           199,796           443,479           662,359        19,958,539
        Interest:
               Related parties                      --                --                --                --           1,033,960
               Others                                872               739             2,600             1,432         1,904,349
                                            ------------      ------------      ------------      ------------      ------------
TOTAL COSTS AND EXPENSES                         741,176           744,457         2,213,207         2,467,906        59,089,100
                                            ------------      ------------      ------------      ------------      ------------

NET (LOSS) BEFORE STATE TAX
        BENEFIT                             $   (728,190)     $   (712,402)     $ (2,174,001)     $ (2,327,059)     $(57,128,282)

STATE TAX BENEFIT                                   --                --             755,854              --             755,854
                                            ------------      ------------      ------------      ------------      ------------

NET (LOSS)                                  $   (728,190)     $   (712,402)     $ (1,418,147)     $ (2,327,059)     $(56,372,428)
                                            ============      ============      ============      ============      ============

        Loss per basic and diluted
               common share                 $       (.04)     $       (.04)     $       (.08)     $       (.13)     $      (7.27)
                                            ============      ============      ============      ============      ============

Weighted average number of shares
     outstanding                              18,116,726        17,285,987        17,603,454        17,265,936         7,749,872
                                            ============      ============      ============      ============      ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS


                   Nine months ended April 30, 2000 and 1999,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2000

                                  (Unaudited)

                                                                              Nine Months Ended            August 24, 1981
                                                                                  April 30,              (Date of Inception)
                                                                                                                  to
                                                                           2000               1999          April 30, 2000
                                                                       ------------       ------------       ------------
Cash flows from operating activities:
  Net Loss                                                             $ (1,418,147)      $ (2,327,059)      $(56,372,428)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                      --                 --              (25,963)
    Depreciation and amortization                                            71,227             75,960          1,395,322
    Loss on disposal of property and equipment                                 --                 --               18,926
    Noncash operating expenses                                              112,459            142,244          5,484,931
    Amortization of deferred compensation                                      --                 --           11,442,000
    Amortization of organization costs                                         --                 --                4,590
Changes in assets and liabilities:
    Increase in other current assets                                        (19,145)          (130,135)          (165,853)
    Decrease in other assets                                                   --                 --               36,184
    Increase in interest payable, related party                                --                 --              744,539
    Increase (decrease) in accounts payable                                 152,690           (488,912)           532,657
    Increase in accrued payroll and expenses, related parties                  --                 --            2,348,145
    Increase (decrease) in accrued expenses                                 (35,810)          (344,119)         1,284,353
                                                                       ------------       ------------       ------------
  Net cash used in operating activities                                  (1,136,726)        (3,072,021)       (33,272,597)
                                                                       ------------       ------------       ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                                   --                 --             (290,420)
    Proceeds from sale of marketable equity securities                         --                 --              316,383
    Purchase of property and equipment                                         --                 --           (1,369,261)
    Patent costs                                                               --                 --              (97,841)
                                                                       ------------       ------------       ------------

        Net cash used in investing activities                                  --                 --           (1,441,139)
                                                                       ------------       ------------       ------------


See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS


                   Nine months ended April 30, 2000 and 1999,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2000

                                  (Unaudited)

                                                                              Nine Months Ended            August 24, 1981
                                                                                  April 30,              (Date of Inception)
                                                                                                                  to
                                                                           2000               1999          April 30, 2000
                                                                       ------------       ------------       ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                  $       --         $       --         $    849,500
  Payment of short-term borrowings                                             --                 --             (623,500)
  Increase in loans payable - related party, net                               --                 --            2,628,868
  Proceeds from bank debt and other long-term debt, net of
        deferred debt costs                                                    --                 --            2,410,883
  Reduction of bank debt and long-term debt                                  (6,263)            (6,797)        (2,924,991)
  Proceeds from issuance of common stock, net                               613,653               (766)        27,419,100
  Proceeds from exercise of stock options and warrants, net                  41,337               --            5,502,010
  Proceeds from issuance of convertible debentures                             --                 --              347,000
                                                                       ------------       ------------       ------------
        Net cash provided (used) by financing activities                    648,727             (7,563)        35,608,870
                                                                       ------------       ------------       ------------
        Net increase (decrease) in cash and cash equivalents               (487,999)        (3,079,584)           895,134
Cash and cash equivalents at beginning of period                          1,383,133          5,099,453               --
                                                                       ------------       ------------       ------------
Cash and cash equivalents at end of period                             $    895,134       $  2,019,869       $    895,134
                                                                       ============       ============       ============
Supplemental disclosure of cash flow information -
   interest paid                                                       $      2,600       $      1,432       $  1,651,333
                                                                       ============       ============       ============
Noncash financing activities:
   Issuance of convertible subordinated
     debenture for loan payable to officer                             $       --         $       --         $  2,725,000
                                                                       ============       ============       ============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                $       --         $       --         $  2,945,000
                                                                       ============       ============       ============
   Conversion of short-term borrowings to common stock                 $       --         $       --         $    226,000
                                                                       ============       ============       ============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                  $       --         $       --         $  3,194,969
                                                                       ============       ============       ============
   Repurchase of stock options from related party                      $       --         $       --         $   (198,417)
                                                                       ============       ============       ============
   Conversion of accrued interest to stock options                     $       --         $       --         $    142,441
                                                                       ============       ============       ============
   Conversion of accounts payable to common stock                      $     92,184       $     16,631       $    286,170
                                                                       ============       ============       ============
   Conversion of notes payable, bank and accrued interest to
        long-term debt                                                 $       --         $       --         $  1,699,072
                                                                       ============       ============       ============
   Conversion of loans and interest payable, related party
        and accrued payroll and expenses, related parties to long-
        term accrued payroll and other, related party                  $       --         $       --         $  1,863,514
                                                                       ============       ============       ============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                       $       --         $       --         $    127,000
                                                                       ============       ============       ============
   Issuance of common stock for services rendered                      $       --         $      2,460       $      2,460
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2000 and the results of operations for the three and nine month periods ended April 30, 2000 and 1999 and the period from August 24, 1981 (date of inception) to April 30, 2000. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $1,418,000 and $2,327,000, recorded for the nine months ended April 30, 2000 and 1999, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent auditors on the Company's July 31, 1999 financial statements included an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 1999 or April 30, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   (Unaudited)

2.   EARNINGS PER COMMON SHARE, continued

amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 6,180,945 and 5,927,875 at April 30, 2000 and 1999,
respectively.

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

     In February 2000, the Company issued 35,000 shares of common stock upon the exercise of stock options by unrelated parties resulting in gross proceeds of $20,050 to the Company.

     In February 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $625,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 875,000 shares of common stock, inclusive of additional warrants issued so that all investors in the private placements received substantially the same securities, at per share exercise prices ranging from $1.03 to $3.25. The warrants will expire during the period commencing May 2003 and ending in May 2005.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)

3.   CAPITAL STOCK, continued

     In March 2000, the Company issued 30,000 shares of common stock upon the exercise of stock options by an unrelated party resulting in gross proceeds of $12,900 to the Company.

     In April 2000, the Company issued 10,000 shares of common stock upon the exercise of stock options by an unrelated party resulting in gross proceeds of $4,300 to the Company.

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

Results of Operations

Three and nine month periods ended April 30, 2000 and 1999

     Revenues.  The  Company is a  development  stage  company as defined in the
Financial   Accounting  Standards  Board's  Statement  of  Financial  Accounting
Standards No. 7. As such, the Company is devoting substantially all of its present efforts to establishing a new business and developing new drug products. The Company's planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, no significant revenue has been derived therefrom. The Company focuses most of its productive and financial resources on the development of ONCONASE and as such has not had any sales in the nine months ended April 30, 2000 and 1999. Investment income for the nine months ended April 30, 2000 was $39,000 compared to $141,000 for the same period last year, a decrease of $102,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended April 30, 2000 was $603,000 compared to $544,000 for the same period last year, an increase of $59,000 or 11%. This increase was primarily due to an increase in expenses in preparation for a Pre-NDA meeting with the FDA offset by a 28% decrease in costs in support of on-going clinical trials, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma, an 11% decrease in personnel costs, a 54% decrease in costs related to preclinical research studies of ONCONASE and a 64% decrease in costs associated with the manufacture of clinical supplies of ONCONASE.

     Research and development expense for the nine months ended April 30, 2000 was $1,767,000 compared to $1,804,000 for the same period last year, a decrease of $37,000 or 2%. This decrease was primarily due to a 37% decrease in costs in support of on-going clinical trials, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma, a 52% decrease in costs related to the preclinical research studies of ONCONASE, a 54% decrease in costs associated with the manufacture of clinical supplies of ONCONASE and a 4% decrease in personnel costs. These decreases were offset by an increase in expenses in preparation for a Pre-NDA meeting with the FDA and a 54% increase in expenses associated with new patent and trademark applications for ONCONASE.

     General and Administrative. General and administrative expense for the three months ended April 30, 2000 was $137,000 compared to $200,000 for the same period last year, a decrease of $63,000 or 32%. This decrease was primarily due to a 50% reduction in administrative personnel costs and a 61% decrease in consulting fees offset by a 15% increase in insurance expenses.

     General and administrative expense for the nine months ended April 30, 2000 was $443,000 compared to $662,000 for the same period last year, a decrease of $219,000 or 33%. This decrease was primarily due to a 47% reduction in administrative personnel costs, a 69% decrease in public relations expenses and a 41% decrease in consulting fees.

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

     Net Loss. The Company has incurred net losses during each year since its inception. The net loss for the three months ended April 30, 2000 was $728,000 as compared to a net loss of $712,000 for the same period last year, an increase of $16,000. The net loss for the nine months ended April 30, 2000 was $1,418,000 as compared to $2,327,000 for the same period last year, a decrease of $909,000 or 39%, primarily due to the result of the sale of the Company's Tax Benefits. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2000, amounted to $56,372,000. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     Alfacell has financed its operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 2000, the Company had a net decrease in cash and cash equivalents of $488,000, which resulted primarily from net cash used in operating activities of $1,137,000 offset by net cash provided by financing activities of $649,000. Total cash resources as of April 30, 2000 were $895,000 compared to $1,383,000 at July 31, 1999.

     The Company's current liabilities as of April 30, 2000 were $990,000 compared to $971,000 at July 31, 1999, an increase of $19,000 or 2%. The increase was primarily due to an increase in expenses in preparation for a Pre-NDA meeting with the FDA and an increase in legal fees, primarily due to the filing of an S-1 registration statement to register the resale of up to 3,770,671 shares of the Company's common stock, offset by a decrease in costs in support of ongoing clinical trials for ONCONASE, primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma and a decrease in consulting fees.

     Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options exercised and services rendered, debt financing and financing provided by the Company's Chief Executive Officer. The Company believes that its cash and cash equivalents as of April 30, 2000 will be sufficient to meet its anticipated cash needs through July 2000. The report of the Company's independent auditors on the Company's July 31, 1999 financial statements included an explanatory paragraph which states that the Company's recurring losses and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 1999 or April 30, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of Tax Benefits and ultimately revenues from the commercial sale of ONCONASE. We may not be successful in obtaining additional funds as they are needed for our operations.

     The Company had a Pre-NDA meeting with the FDA and presented preliminary survival results of its Phase III clinical trial for unresectable malignant mesothelioma to determine if ONCONASE is a viable candidate for this indication. The Company discussed the scope and detail of its proposed NDA submission and has initiated a series of meetings with the FDA to establish mutually agreed upon parameters necessary for its NDA submission. If the preliminary results of the Phase III trial are confirmed by the ongoing study and all other requirements such as chemistry, manufacturing and controls, pharmacology and toxicology sections for filing an NDA are completed, the Company intends to file an NDA. The Company cannot estimate when the NDA may be filed, nor assure that an NDA will be filed, or if an NDA is filed that marketing approval for ONCONASE as a treatment for patients with malignant mesothelioma will be granted by the FDA.

     The Company will continue to incur costs in conjunction with its clinical program, data management and analyses, chemistry, manufacturing and controls, pharmacology and toxicology necessary for the filing. The Company is currently in discussion with several potential strategic alliance partners for further development and marketing of ONCONASE and the other potential new products in the Company's pipeline. In addition, we envision generating revenue through named-patient sales outside the U.S. However, there can be no assurance that any such alliances or named-patient sales will materialize. The ability to raise funding at this time may be dependent upon other factors including without limitation, market conditions, and there can be no assurance that such funds will be available.

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

     The Company's Common Stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "ACEL". Delisting of the Company's Common Stock from Nasdaq, could have a material adverse effect on the Company including its ability to raise additional capital, its stockholders' liquidity and the price of the Company's Common Stock.

     The market price of the Company's common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of the Company's common stock could also be materially affected by the filing of an NDA with the FDA or a non-US marketing registration of ONCONASE.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

PART II.  OTHER INFORMATION

Item 2.   (c) Recent Sales of Unregistered Securities

     In February 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $625,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 875,000 shares of common stock, inclusive of additional warrants issued so that all investors in the private placements received substantially the same securities, at per share exercise prices ranging from $1.03 to $3.25. The warrants will expire during the period commencing May 2003 and ending in May 2005.

Item 5.   Other Information

     Because the Company's common stock is no longer listed on The Nasdaq SmallCap Market, the Company is no longer eligible to use a Form S-3 registration statement to register its shares under the Securities Act of 1933. As a result, in February 2000, the Company filed a post- effective amendment to two Form S-3 registration statements it had on file with the SEC withdrawing such registration statements. These registration statements originally registered the resale of approximately 7,652,840 shares of the Company's common stock by certain of the Company's stockholders. The Company filed a registration statement on Form S-1 to register such shares which has not yet been declared effective.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).


                                                                  Exhibit No. or
Exhibit                                                            Incorporation
 No.                           Item Title                           by Reference
-----                          ----------                         --------------
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

                                                                  Exhibit No. or
Exhibit                                                            Incorporation
  No.                          Item Title                           by Reference
-------                        ----------                         --------------

  10.9   Debt Conversion Agreement dated March 30, 1994
         with John Schierloh                                            ****
  10.10  Option Agreement dated March 30, 1994 with
         Kuslima Shogen                                                 ****
  10.11  Option Agreement dated March 30, 1994 with
         Kuslima Shogen                                                 ****
  10.12  Amendment No. 1 dated June 20, 1994 to Option
         Agreement dated March 30, 1994 with Kuslima Shogen             ****
  10.13  Form of Amendment No. 1 dated June 20, 1994 to
         Option Agreement dated March 30, 1994 with Kuslima
         Shogen                                                        *****
  10.14  Form of Amendment No. 1 dated June 20, 1994 to
         Option Agreement  dated March 30, 1994 with
         Stanislaw  Mikulski                                           *****
  10.15  Form of Stock and Warrant  Purchase  Agreement and
         Warrant Agreement used in Private Placement
         completed on September 13, 1994                                 +
  10.16  Form of Subscription Agreements and Warrant
         Agreement used in Private Placements closed in
         October 1994 and September 1995                                 #
  10.17  Common Stock Purchase Agreement by and between the
         Company and Digital Creations, Inc. dated March 3, 1997        ###
  10.18  The Company's 1997 Stock Option Plan                           ###
  10.19  Separation Agreement with Michael C. Lowe dated as of
         October 9, 1997                                                ++
  10.20  Form of Subscription Agreement and Warrant Agreement
         used in Private Placement completed on February 20, 1998       +++
  10.21 Form of Warrant Agreement issued to the Placement Agent in connection with the Private Placement completed on February
         20, 1998                                                       +++
  10.22  Placement Agent Agreement dated December 15, 1997              +++
  10.23  Separation Agreement with Gail Fraser dated August 31, 1999    ####
  27.1   Financial Data Schedule                                       #####
  99.1   Factors to Consider in Connection with Forward-Looking        #####
         Statements

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



                                        ALFACELL CORPORATION
                                        --------------------
                                            (Registrant)


June 14, 2000                           /s/ KUSLIMA SHOGEN
                                        ------------------
                                        Kuslima Shogen, Chief Executive Officer,
                                        Acting    Chief    Financial     Officer
                                        (Principal Executive Officer,  Principal
                                        Accounting  Officer) and Chairman of the
                                        Board