Form 10-K
period 2000-07-31
ALFACELL CORP
filed 2000-10-30
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        July 31, 2000                                      0-11088
For the fiscal year ended                             Commission file number


                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                               22-2369085
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:              (973) 748-8082

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.001 par value
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on October 24, 2000 was $17,031,321. As of October 24, 2000 there were 18,816,691 shares of common stock, par value $.001 per share, outstanding.

     The Index to Exhibits appears on page 23.

                       Documents Incorporated by Reference

                                      None

                                Table of Contents

PART I                                                                      Page
                                                                            ----

         Item  1.   Business                                                   1

         Item  2.   Properties                                                 9

         Item  3.   Legal Proceedings                                         10

         Item  4.   Submission of Matters to a
                    Vote of Security Holders                                  10

PART II

         Item  5.   Market for Common Equity and
                    Related Stockholder Matters                               10

         Item  6.   Selected Financial Data                                   11

         Item  7.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                 12

         Item  7A.  Quantitative and Qualitative
                    Disclosure About Market Risk                              15

         Item  8.   Financial Statements and
                    Supplementary Data                                        15

         Item  9.   Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                                  15

PART III

         Item 10.   Directors and Executive Officers
                    of the Registrant                                         16

         Item 11.   Executive Compensation                                    18

         Item 12.   Security Ownership of Certain
                    Beneficial Owners and Management                          21

         Item 13.   Certain Relationships and
                    Related Transactions                                      22

PART IV

         Item 14.   Exhibits, Financial Statement
                    Schedules, and Reports on Form 8-K                        23


The following trademark appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for the anti-cancer indications.


                                       (i)

Information contained herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure that the future results covered by these forward-looking statements will be achieved. The matters set forth in
Exhibit 99.1 hereto constitute cautionary statements identifying important factors with respect to these forward- looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

                                     Part I

Item 1. BUSINESS.

Overview

We are a biopharmaceutical company organized in 1981 that went public in 1983 and are primarily engaged in the discovery and development of a new class of anti-cancer drugs from amphibian ribonucleases. Ribonucleases degrade ribonucleic acids causing an interruption in protein synthesis resulting in the inhibition of cell growth and induction of apoptosis (programmed cell death). Our first product under development is ONCONASE(R) which targets a variety of cancers, most of which are known to become resistant to other chemotherapeutic drugs.

ONCONASE(R) is a novel amphibian ribonuclease that has been isolated from the eggs of the leopard frog (Rana pipiens). Ribonucleases mediate several important biological functions in nature, including regulation of angiogenesis (formation of new blood vessels that supply tumors), anti-viral and anti-parasitic defenses. In addition to taking advantage of the natural biological functions of ribonucleases, amphibian ribonucleases may be more therapeutically effective in humans than mammalian ribonucleases because they do not appear to be adversely affected by inhibitors found in mammals. Therefore, developing amphibian ribonucleases into therapeutics, and thereby taking advantage of the natural role of ribonucleases, may result in a new class of compounds for proliferative diseases such as cancer and AIDS. We hold a number of patents and retain all commercial rights to compounds resulting from this program.

ONCONASE(R) has many potential commercial uses. Based on years of preclinical and clinical testing, it is believed that ONCONASE(R) and related compounds may have utility:

     o    as a single anti-cancer agent;

     o    in combination with other anti-cancer agents;

     o as an active ingredient or payload, in a targeted conjugate or fusion protein (new compound resulting from chemically joining two different molecules with targeted specificity); and

     o    in a delivery system such as standard or "stealth" liposomes.

To date, over 700 patients have been treated with ONCONASE(R) and a favorable safety profile has been demonstrated. Side effects associated with ONCONASE(R) treatment have been modest and reversible. Patients treated with ONCONASE(R) have shown virtually no evidence of myelosuppression (bone marrow suppression), alopecia (hair loss), or other severe organ toxicities frequently observed after treatment with most other chemotherapeutic drugs.

ONCONASE(R) has been used to treat patients with advanced stages of cancer. Based upon the Phase II and Phase III clinical data, ONCONASE(R) has been observed to be clinically active in treating unresectable (not surgically removable) malignant mesothelioma (a cancer found in the lining of the lung and abdomen associated with exposure to asbestos). Unresectable malignant mesothelioma afflicts approximately 2,500-3,500 newly diagnosed patients in the U.S. each year. Epidemiologists have predicted that during the next 35 years, over 250,000 people will die from this disease in Europe alone. Additionally, other pilot clinical studies have been conducted and produced promising results in non-small cell lung cancer, metastatic breast cancer and renal cell cancer.

In June 1997, we initiated a Phase III randomized, controlled clinical trial comparing ONCONASE(R) as a single therapeutic agent to doxorubicin (a widely used chemotherapy drug) in patients with unresectable malignant mesothelioma. This multicenter clinical trial was designed to compare the efficacy (survival) and safety of ONCONASE(R) versus doxorubicin for this indication (disease). In April 1999, the patient enrollment for this trial was completed. Thereafter, the trial was amended to compare the efficacy and safety of ONCONASE(R) and doxorubicin versus doxorubicin as a single therapeutic agent, and is currently ongoing. Our regulatory strategy for the amendment of this Phase III trial was:

o    to expand the visibility and interest in ONCONASE(R) worldwide;

o to confirm the observed synergism in vivo (studies performed on living animals) previously reported by National Cancer Institute, or NCI;

o    to provide confirmatory survival data; and

o to provide meaningful clinical data for potential marketing extension in this indication.

Currently, there is no standard Food and Drug Administration, or FDA, approved therapy for unresectable malignant mesothelioma.

We have produced a modified recombinant (cloned), version of ranpirnase which enables other molecules to be attached to it, including molecules with directed specificity, such as monoclonal antibodies, growth factors and specific peptides (which are short sequences of amino acids). This has resulted in the development of potential new product lines of ranpirnase conjugates. Our collaboration with NCI has produced a potential new product. A conjugate of ranpirnase with a monoclonal antibody has demonstrated preclinical activity in non- Hodgkin's lymphoma. Manufacturing scale-up and pre-clinical studies are ongoing at NCI in preparation for commencing clinical trials for the treatment of non-Hodgkin's lymphoma.

We have discovered a number of other biologically active proteins. In vitro studies (performed in established cell lines in test tubes) of these proteins have shown them to be involved in the regulation of both early embryonic and malignant cell growth and differentiation. However, it will require significant additional research and funding to develop these proteins into therapeutics. At this time, we are unable to fund such research and we do not know if we will be able to raise sufficient capital in the future.

We believe that ranpirnase may also be developed as an anti-viral agent. The National Institutes of Health have performed independent in vitro studies of ONCONASE(R) against the HIV virus type 1. The results show ONCONASE(R) to inhibit replication of HIV by up to 99.9%. In addition, the National Institutes of Health -

Division of AIDS found ONCONASE(R) to have in vitro anti-viral activity. Subject to the availability of the required capital, we plan to conduct further research concerning anti-viral activity and in other viral indications such as hepatitis C . We may not have sufficient capital to engage in further development for this application.

ONCONASE(R) (Ranpirnase) Profile

In 1987, we completed the molecular characterization of a specific protein, which we have trademarked as ONCONASE(R). In October 1998, the United States Adopted Names Council adopted the generic name ranpirnase as the United States adoptive name for ONCONASE(R). Based upon the complete amino acid sequence analysis (a protein structure blueprint), it has been established that ranpirnase has a unique structure. The unique nature of our protein was established after comparing its structure to those of over 10,000 protein sequences registered with the National Biomedical Research Foundation Protein Identification Resource, Georgetown University, Washington, DC.

Preclinical research

There is significant in vitro and in vivo data which indicates that the use of ONCONASE(R) with the number of drugs is synergistic, which means that the effect of ONCONASE(R) with certain drugs acting together is greater than the effect of them acting alone and greater than the sum of their effects. Results of these studies have been presented at scientific meetings as well as published in peer reviewed journals.

In Vitro:

NCI's in vitro screen has determined that ONCONASE(R) demonstrates a broad spectrum of anti-tumor activity. Scientists at the Harvard Medical School demonstrated that ONCONASE(R) can counteract the biological activity of angiogenin. Angiogenin is a protein which promotes angiogenesis (new blood vessel formation). Anti-angiogenic activity is the process in which a chemical interferes with the blood supply to cells, particularly tumors.


     Drug Combination                                 Cancer
 ONCONASE(R) + Tamoxifen                Prostatic, Ovarian, Renal Cell Carcinoma
 ONCONASE(R) + Phenothiazine            Non-Small Cell Lung Carcinoma
 ONCONASE(R) + Lovastatin               Non-Small Cell Lung, Ovarian
 ONCONASE(R) + Cisplatin                Ovarian
 ONCONASE(R) + All-trans-retinoic acid  Glioma
 ONCONASE(R) + Vincristine              Colorectal, Breast
 ONCONASE(R) + Doxorubicin              Colorectal, Resident Breast
 ONCONASE(R) + Taxol                    Resident Breast

In Vivo:

There is in vivo data which indicates ONCONASE(R) with the following drugs is synergistic:

          o    vincristine,

          o    doxorubicin, and

          o    tamoxifen.

These synergisms suggest a potential for the therapeutic utility of ONCONASE(R) in patients with chemotherapy- resistant tumors.

The National Cancer Institute reported the ability of ONCONASE(R) to overcome multiple drug resistance both in vitro and in vivo. Moreover, ONCONASE(R) has also been shown to overcome other forms of drug resistance such as that to cisplatin.

ONCONASE(R) as a Radiosensitizing and Anti-Angiogenic Agent

Collaborative research at the University of Medicine and Dentistry of New Jersey at Camden and University of Pennsylvannia Medical Center, Department of Radiation Oncology, revealed potential radiosensitizing (an increasing sensitivity to ionizing radiation) and co-antiangiogenic effects of ONCONASE(R). This research showed that systemic administration of ONCONASE(R) resulted in the diminution of interstitial tumor fluid pressure which could promote increased penetration of various drugs into tumor tissue.

Regulatory Strategy

We have been very selective in our product development strategy, which is focused on the use of ONCONASE(R) alone or in combination with drugs which have shown evidence of preclinical and clinical efficacy on tumor types for which median survivals are typically less than a year and there are no approved treatments.

Clinical Trials

ONCONASE(R) has been tested as a single agent in patients with a variety of cancers and in combination with tamoxifen in cancers such as prostate, advanced pancreatic and renal cell carcinoma.

In June 1997, we initiated a Phase III randomized, controlled clinical trial comparing ONCONASE(R) as a single therapeutic agent to doxorubicin (a widely used chemotherapy drug) in patients with unresectable malignant mesothelioma in 35 cancer centers across the United States, including major centers such as Columbia-Presbyterian, University of Chicago, M.D. Anderson and Cedars-Sinai Cancer Centers. This multicenter clinical trial was designed to compare the efficacy and safety of ONCONASE(R) versus doxorubicin for this indication. In April 1999, the patient enrollment for this trial was completed. Thereafter, the trial was amended to compare the efficacy and safety of ONCONASE(R) and doxorubicin versus doxorubicin as a single therapeutic agent, and is currently ongoing. Our regulatory strategy for the amendment of this Phase III trial was:

o    to expand the visibility and interest in ONCONASE(R) worldwide;

o    to confirm the observed synergism in vivo previously reported by NCI;

o    to provide confirmatory survival data; and

o to provide meaningful clinical data for potential marketing extension in this indication.

Most patients with advanced unresectable malignant mesothelioma die of this progressive disease within 6 to 12 months of diagnosis. No standard FDA-approved therapy exists to treat this deadly cancer.

Gaining Marketing Approval

In order to gain marketing approval for ONCONASE(R) for the treatment of unresectable malignant mesothelioma, its safety and efficacy must be demonstrated. A pre-NDA (New Drug Application) meeting with the FDA was held to discuss the preliminary efficacy and safety results as well as the scope and details of the proposed NDA filing. Our preliminary survival results indicated a subset of patients defined as the Treatment Target Group, or TTG, demonstrated a clear survival benefit for ONCONASE(R)-treated patients compared to doxorubicin-treated patients. No safety concerns related to treatment with ONCONASE(R) were identified from the analyses of over 700 patients. Following the pre-NDA meeting, we met and communicated with the FDA to establish mutually agreed upon parameters for the NDA submission. In order to file the NDA, we must complete all chemistry, manufacturing and controls requirements, pharmacology studies and provide confirmatory survival data in the TTG patient population from the ongoing trial. Since survival results are determined only from dead patients, we cannot accurately project the date of the NDA filing at this time. In addition, we are taking steps to insure a timely European marketing registration for ONCONASE(R). We cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted by the FDA or by other foreign regulatory agencies.

A Phase I/II clinical trial testing ONCONASE(R) in combination with 13-cis-retinoic acid and alpha-interferon in metastatic renal cell carcinoma has been conducted. A metastatic renal cell carcinoma is a cancer of the kidney which originates in the kidney and spreads to the other parts of the body. The Phase I results have led to the modification of the trial design. The new study has not yet been initiated.

We initially focused our development efforts on clinical trials in advanced pancreatic cancer. However, due to the lack of a demonstrated statistically significant survival benefit, in July 1998 we discontinued two Phase III clinical trials testing ONCONASE(R) in combination with tamoxifen in pancreatic cancer.

Research and Development Programs

Research and development expenses for the fiscal years ended July 31, 2000, 1999, and 1998 were $1,880,000, $2,402,000, and $5,265,000, respectively. Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Ribonucleases are enzymes which have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and apoptosis. Apoptosis is programmed cell death. Therefore, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including HIV infection, that require anti- proliferative and pro-apoptotic properties.

The following table outlines our research and development program. We are pursuing some of these programs independently, while others are being undertaken in collaboration with NCI.


             Program                                Disease
Cancer:
      ONCONASE(R)(ranpirnase)          Mesothelioma (ongoing clinical trials)
                                         and other solid tumors

      Ranpirnase conjugate(1)          Non-Hodgkin's lymphoma(1)

      Other novel amphibian
        ribonuclease variants          Broad spectrum of cancers

      Proteasome inhibitors            Broad spectrum of cancers

      Ranpirnase variant conjugate
        and fusion protein             Broad spectrum of cancers

      Gene therapy                     Broad spectrum of cancers

Viral Disease:
      ONCONASE(R)(ranpirnase)          HIV infection

Anti-inflammatory Diseases:
      Ranpirnase variant conjugate     Anti-inflammatory and autoimmune diseases

(1) In collaboration with the National Institutes of Health - National Cancer Institute

Ranpirnase Conjugates and Fusion Proteins

In addition to use in its native form, ranpirnase is being combined with targeting molecules to ensure its delivery to specific targets. We have developed a number of ONCONASE(R) conjugates which demonstrate significant bio-activity. In addition, several genes of ranpirnase, its variants and other amphibian ribonucleases are being synthesized using "state-of-the-art"
recombinant technologies. We intend to use these genes to develop novel therapeutics that selectively target specific tumors. Production of these engineered genes and products may also lead to their use in gene therapy and other therapeutic applications such as cancer and other pathological conditions.

In collaboration with the National Cancer Institute, we are developing a ranpirnase conjugate for the treatment of patients with non-Hodgkin's lymphoma. The National Cancer Institute is preparing for the initiation of clinical trials by doing manufacturing scale up and preclinical studies. However, we cannot ascertain at this time when the clinical trials will commence.

Proteasome Inhibitors

Cyclins and cyclin-dependent kinases are two major groups of protein regulators of cell cycle progression. Cancer can be defined as the uncontrolled growth and proliferation of cells often associated with a de-regulated pattern of the expression of these proteins. In vitro studies of ONCONASE(R) have shown its ability to inhibit cell cycle progression. Given that ONCONASE(R) and proteasome inhibitors both have been shown in vitro to modulate fundamental mechanisms governing tumor cell growth, proliferation and death, we are testing ONCONASE(R) and proteasome inhibitors in combination and have discovered synergistic anti-tumor effects. We believe that a new class of anti-cancer compounds can be developed combining ranpirnase and its variants with proteasome inhibitors.

HIV Infection

The drugs currently approved in the United States for the treatment of the HIV infection consist primarily of reverse transcriptase inhibitors and protease inhibitors. There is a high rate of resistance developing to several currently available anti-viral drugs, primarily due to the exponentially increasing rate of mutations of HIV that occur during infection, and drug non-compliance.

Experimental data shows that anti-HIV effects of ONCONASE(R) are quite selective, independent of the HIV envelope and therefore likely to inhibit replication of the different HIV-1 subtypes. In vitro studies have been performed by independent scientific collaborators, including the National Institutes of Health - Division of AIDS. Ranpirnase is an enzyme highly specialized in the breakdown of RNA molecules and might be an effective anti-HIV agent, irrespective of viral mutations that may render other antiviral agents ineffective. Other viral indications such as hepatitis C will be further investigated as resources allow.

Ranpirnase Variant Conjugates

We have developed a variant of ranpirnase and conjugated it to a variety of proteins and peptides which are potentially important from a clinical viewpoint. These conjugates are designed to specifically target relevant molecules in the body. These conjugates may have therapeutic applications in the treatment of anti- inflammatory diseases, such as arthritis and other autoimmune diseases. However, we cannot assure you that these products will be successfully developed.

Raw Materials

The major active ingredient derived from leopard frog eggs is the protein ranpirnase. Although we currently acquire our natural source material from a single supplier, we believe that it is abundantly available from other sources. We have sufficient egg inventory on hand to produce enough ONCONASE(R) to complete the current clinical trials and supply ONCONASE(R) for up to two years after commercialization. We have successfully cloned the gene of the natural protein ranpirnase. The use of recombinant technology may not be more cost effective than the natural source.

Manufacturing

We have signed an agreement with Scientific Protein Laboratories, or SPL, a subsidiary of a division of American Home Products Corp., which will perform the intermediary manufacturing process of purifying ranpirnase. Subsequently, the intermediate product will be sent to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, no specific arrangements have been made for the manufacture of our product. Compliance with Current Good Manufacturing Practices, or cGMP, is a requirement for products manufactured for use in Phase III clinical trials and for commercial sale. Both SPL, and the contract filler to whom the intermediate product is sent, manufacture in accordance with cGMP. For the foreseeable future, we intend to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture our product. We cannot assure you that we would be able to find substitute manufacturers, if necessary. We are dependent upon our contract manufacturers to comply with cGMPs and to meet our production requirements. There can be no assurance that our contract manufacturers will comply with cGMPs or timely deliver sufficient quantities of our products.

Marketing

We intend to market products for which we gain approval, either directly or through co-promotion or other licensing arrangements with pharmaceutical, biopharmaceutical or biotechnology companies. We may:

o grant exclusive marketing rights to corporate partners in return for such corporate partners' assuming further research and development costs, up-front fees, milestone payments and royalties on sales; or

o build or rent a targeted oncology sales force to market ONCONASE(R) and subsequent products; or

o establish a strategic relationship with a larger biopharmaceutical company to co-promote ONCONASE(R) in the United States and other territories.

However, we cannot assure you that any of these arrangements will materialize.

Government Regulation

The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable regulatory agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacturing and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic may take many years and involve substantial expenditures. State, local and other authorities also regulate pharmaceutical manufacturing facilities.

As an initial step in the FDA regulatory approval process, preclinical studies are conducted in laboratory dishes and animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the Investigational New Drug application, or IND, which is filed to obtain approval to begin human testing. The human clinical testing program typically involves up to three phases. Data from human trials as well as other regulatory requirements such as chemistry, manufacturing and controls; pharmacology and toxicology sections, are submitted to the FDA in a New Drug Application or Biologics License Application, or BLA. Preparing an NDA or BLA involves considerable data collection, verification and analysis.

We have not received United States or other marketing approval for any of our product candidates and may not receive any approvals. We may encounter difficulties or unanticipated costs in our effort to secure necessary governmental approvals, which could delay or preclude us from marketing our products.

With respect to patented products, delays imposed by the governmental approval process may materially reduce the period during which we may have the exclusive right to exploit them. See "Patents and Trademarks."

Patents and Trademarks

We believe it is important to develop new technology and to improve our existing technology. When appropriate, we file patent applications to protect inventions in which we have an ownership interest.

We own six legally effective United States patents:

o U.S. Patent No. 4,888,172 issued in 1989, which covers a pharmaceutical produced from fertilized frog eggs (Rana pipiens) and methodology for so producing it.

o U.S. Patent No. 5,559,212 issued in 1996, which covers the amino acid sequence of ONCONASE(R).

o U.S. Patents Nos. 5,529,775 and 5,540,925 issued in 1996 and U.S. Patent No. 5,595,734 issued in 1997, which cover combinations of ONCONASE(R) with certain other pharmaceuticals.

o U.S. Patent No. 5,728,805 issued in 1998 which covers a family of variants of ONCONASE(R).

We own three European patents, which have been validated in certain European countries. These European patents cover ONCONASE(R), process technology for making ONCONASE(R), and combinations of ONCONASE(R) with certain other chemotherapeutics. We also own other patent applications, which are pending in the United States, Europe, and Japan. Additionally, we own one Japanese patent and an undivided interest in two applications that are pending in the United States. Each of these applications relate to a Subject Invention, as that term is defined in Collaborative Research and Development Agreements to which we and the National Institutes of Health are parties.

Patents covering biotechnological inventions have an uncertain scope, and we are subject to this uncertainty. Our patent applications may not issue as patents. Moreover, our patents may not provide us with competitive advantages and may not withstand challenges by others. Likewise, patents owned by others may adversely affect our ability to do business. Furthermore, others may independently develop similar products, may duplicate our products, and may design around patents owned by us.

We also rely on proprietary know-how and on trade secrets to develop and maintain our competitive position. Others may independently develop such know-how or trade secrets or may otherwise obtain access thereto. Although our employees and consultants have access to proprietary information and are required to sign agreements which require them to keep such information confidential. However, such agreements may be breached or held to be unenforceable.

Competition

There are several companies, universities, research teams and scientists, both private and government- sponsored, which engage in research similar, or potentially similar, to that performed by us. Most of these entities and associations have far greater financial resources, larger research staffs and more extensive physical facilities. These competitors may develop products that are more effective than ours and may be more successful than us at producing and marketing their products. We are not aware of any product currently being marketed which has the same mechanism of action as ONCONASE(R) or of any FDA approved drug for the treatment of malignant mesothelioma.

Employees

As of October 24, 2000, we employed 14 persons, of whom 12 were engaged in research and development activities and 2 were engaged in administration and management. We have 5 employees who hold Ph.D. or M.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be very good. None of our employees are covered by a collective bargaining agreement.

Environmental Matters

Our operations are subject to comprehensive regulation with respect to environmental, safety and similar matters by the United States Environmental Protection Agency and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If we expand or change our existing operations or propose any new operations, we may need to obtain additional or amend existing permits or authorizations. We spend time, effort and funds in operating our facilities to ensure compliance with environmental and other regulatory requirements. Such efforts and expenditures are common throughout the biotechnology industry and generally should have no material adverse effect on our financial condition. The principal environmental regulatory requirements and matters known to us requiring or potentially requiring capital expenditures by us do not appear likely, individually or in the aggregate, to have a material adverse effect on our financial condition. We believe that we are in compliance with all current laws and regulations.

Item 2. PROPERTIES.

We lease a total of approximately 17,000 square feet in an industrial office building located in Bloomfield, New Jersey. We lease the facility under a five-year operating lease which is due to expire December 31, 2001. The annual rental obligation, which commenced January 1, 1997, is $96,775 and is subject to escalation amounts. We believe that the facility is sufficient for our needs in the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

We are presently not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board, or OTCBB, under the symbol "ACEL". At the close of business April 27, 1999, we were delisted from The Nasdaq SmallCap Market, or Nasdaq, for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of October 24, 2000, there were approximately 1,265 stockholders of record of our common stock.

The following table sets forth the range of high and low sale prices of the common stock for the two fiscal years ended July 31, 2000 and 1999. The prices for the periods commencing April 28, 1999 were obtained from OTCBB and the prices for the periods prior to such date were obtained from Nasdaq. These prices are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                                    High           Low
                                                    ----           ---
Year Ended July 31, 2000:
      First Quarter                                15/16         13/32
      Second Quarter                             1-15/16           3/8
      Third Quarter                                3-7/8         23/32
      Fourth Quarter                               2-5/8         11/16

Year Ended July 31, 1999:
      First Quarter                                1-1/4         13/32
      Second Quarter                                 1/2          7/32
      Third Quarter                                  7/8         13/64
      Fourth Quarter                                9/16          3/16

We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

Recent Sales of Unregistered Securities

In August 2000, we issued 11,800 shares of common stock for payment of services rendered, in a private transaction consummated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In August and September 2000, we sold an aggregate of 333,332 shares of common stock to private investors at a price of $1.50 per share resulting in gross proceeds of $499,998. In addition, the private investors were granted five-year warrants to purchase an aggregate of 166,666 shares of common stock at per share exercise price of $3.00. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In September 2000, we issued 40,000 shares of common stock upon the exercise of stock options by a related party resulting in gross proceeds of $16,100, in a transaction consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for our company for the five fiscal years ended July 31.


Year Ended                                                        July 31,
-----------           ----------------------------------------------------------------------------------------------
                            2000                1999                1998                1997                1996
                        -----------         -----------         -----------         -----------         -----------
Revenue                     $51,144            $168,372            $311,822            $442,572            $184,250
Net Loss (1)            $(1,722,298)        $(3,156,636)        $(6,387,506)        $(5,018,867)        $(2,942,152)
Net Loss Per Basic
and Diluted Share             $(.10)              $(.18)              $(.40)              $(.34)              $(.25)
Dividends                      None                None                None                None                None

At Year End:                                                      July 31,
-----------           ----------------------------------------------------------------------------------------------
                            2000                1999                1998                1997                1996
                        -----------         -----------         -----------         -----------         -----------
Total Assets               $488,099          $1,728,648          $5,516,678          $8,034,954          $8,487,711
Long-term                    30,251                None              $6,727             $15,902          $1,398,760
Obligations
Total Equity
(Deficiency)              $(131,860)           $757,200          $3,691,838          $5,566,091          $6,650,266


(1) Included in the net loss of $(1,722,298) for fiscal year ended July 31, 2000 is a tax benefit of $755,854 related to the sale of certain state tax operating loss carryforwards.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Since our inception, we have devoted the majority of our resources to the research and development of ONCONASE(R). After we obtained the results of our preliminary analysis of the Phase III clinical trial results for advanced pancreatic cancer, we closed the pancreatic cancer trials and redirected our resources towards the completion of the ongoing Phase III clinical trial for unresectable malignant mesothelioma. We have presented our preliminary results of the Phase III trial in patients with malignant mesothelioma to the FDA and have begun a series of meetings and communications with the FDA to establish mutually agreed upon parameters for the NDA submission. We must complete all chemistry, manufacturing and controls and pharmacology requirements of the NDA, as well as provide confirmatory survival data from the ongoing trial. We are also exploring various strategic alternatives for our business and our research and development operations.

We are currently funding the research and development of our products from cash reserves resulting from the previous sales of our securities. The termination of the Phase III clinical trials for advanced pancreatic cancer had a significant and detrimental impact on the price of our common stock and our ability to raise additional capital for future operations. We may not have, or be able to obtain, the financial resources required to pay for all the associated costs of the malignant mesothelioma program to file a Unites States and/or foreign registration for the marketing approval of ONCONASE(R) for this indication.

Results of Operations

Fiscal Years Ended July 31, 2000, 1999 and 1998

Revenues

We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We have not had any sales in fiscal 2000, 1999 and 1998. Investment income for fiscal 2000 was $51,000 compared to $168,000 for fiscal 1999, a decrease of $117,000. This decrease was due to lower balances of cash and cash equivalents. Investment income for fiscal 1999 was $168,000 compared to $312,000 for fiscal 1998, a decrease of $144,000. This decrease was due to lower balances of cash and cash equivalents.

Research and Development

Research and development expense for fiscal 2000 was $1,880,000 compared to $2,402,000 for fiscal 1999, a decrease of $522,000 or 22%. This decrease was primarily due to an 80% decrease in costs in support of ongoing clinical trials, primarily due to lower clinical costs related to the Phase III clinical trials for malignant mesothelioma and pancreatic cancer, an 82% decrease in costs related to the preclinical research studies of ONCONASE(R) and a 44% decrease in costs related to the manufacture of clinical supplies of ONCONASE(R). These decreases were offset by an increase in expenses in preparation of an NDA filing for ONCONASE(R) and an 82% increase in expenses associated with the new patent and trademark applications for ONCONASE(R).

Research and development expense for fiscal 1999 was $2,402,000 compared to $5,265,000 for fiscal 1998, a decrease of $2,863,000 or 54%. This decrease was primarily due to a 96% decrease in costs related to the manufacture of clinical supplies of ONCONASE(R), a 47% decrease in costs in support of ongoing clinical trials, an 82% decrease in expenses for preparation of an NDA for ONCONASE(R) and a 4% decrease in personnel costs. These decreases were primarily due to the completion of the patient enrollment of the Phase III clinical trial for malignant mesothelioma in April 1999 and the closing of the Phase III clinical trials for pancreatic cancer in July 1998.

General and Administrative

General and administrative expense for fiscal 2000 was $645,000 compared to $921,000 for fiscal 1999, a decrease of $276,000 or 29%. This decrease was primarily due to a 45% reduction in administrative personnel costs, primarily due to the resignation of our chief financial officer, a 46% decrease in consulting fees and a 55% decrease in public relations expenses, offset by a $20,000 increase in legal fees.

General and administrative expense for fiscal 1999 was $921,000 compared to $1,413,000 for fiscal 1998, a decrease of $492,000 or 35%. This decrease was primarily due to a 94% decrease in legal costs, a 25% reduction in administrative personnel costs and a 56% decrease in public relations expenses, offset by an $84,000 increase in consulting fees.

Interest

Interest expense for fiscal 2000 was $5,000 compared to $2,000 in fiscal 1999, an increase of $3,000. The increase was primarily due to the financing of office equipment during the fiscal year ended July 31, 2000.

Interest expense for fiscal 1999 was $2,000 compared to $22,000 in fiscal 1998, a decrease of $20,000 or 91%. The decrease was primarily due to the payment of the entire principal amount of our $1.4 million term loan agreement with our bank during the fiscal year ended July 31, 1998.

Income Taxes

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. Approximately $2.4 million of our tax benefits were approved for sale by the state in December 1999, of which approximately $1 million was allocated to be sold between July 1, 1999 and June 30, 2000. In December 1999, we received $755,854 from the sale of $1 million of our tax benefits which was recognized as a tax benefit for fiscal year 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1.4 million between July 1, 2000 and June 30, 2001, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

Net Loss

We have incurred net losses during each year since our inception. The net loss for fiscal 2000 was $1,722,000 as compared to $3,157,000 in fiscal 1999 and $6,388,000 in fiscal 1998. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2000 amounted to $56,677,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the fiscal year 2000, we had a net decrease in cash and cash equivalents of $1,126,000. This decrease primarily resulted from net cash used in operating activities of $1,713,000 and net cash used in investing activities of $38,000, offset by net cash provided by financing activities in the amount of $625,000, primarily from the private placement of common stock and warrants and proceeds from the exercise of stock options. Total cash resources as of July 31, 2000 were $257,000 compared to $1,383,000 at July 31, 1999.

Our current liabilities as of July 31, 2000 were $590,000 compared to $971,000 at July 31, 1999, a decrease of $375,000 or 39%. The decrease was primarily due to a reduction in our accrued expenses, primarily due to the reduction of an accrual related to the Phase III clinical trials for pancreatic cancer and decrease in costs in support of ongoing clinical trials, offset by an increase in expenses for the preparation of an NDA filing for ONCONASE(R) and an increase in legal fees, primarily due to the filing of an S-1 registration statement to register the resale of up to 3,764,671 shares of our common stock. As of July 31, 2000 our current liabilities exceeded our current assets and we had a working capital deficit of $304,000.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. Approximately $2.4 million of our tax benefits were approved for sale by the state in December 1999, of which approximately $1 million was allocated to be sold between July 1, 1999 and June 30, 2000. In December 1999, we received $755,854 from the sale of a portion of our tax benefits. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1.4 million between July 1, 2000 and June 30, 2001, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely fashion.

Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. In August and September 2000, we received gross proceeds of approximately $516,000 from the private placement of various individual investors and an exercise of stock options by a related party. After taking into account the net proceeds received and the anticipated proceeds from the sale of the balance of our tax benefits, we believe that our cash and cash equivalents as of July 31, 2000 will be sufficient to meet our anticipated cash needs through February 2001. We may not be able to receive such funds in a timely manner. If we are unable to obtain funds from the sale of our tax benefits in a timely basis, our current cash reserves will be exhausted in December 2000. The report of our independent auditors on our financial statements includes an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussion with several potential strategic alliance partners including major international biopharmaceutical companies to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot assure you that any such alliances will materialize. We intend to seek foreign marketing approvals for ONCONASE(R) for the treatment of malignant mesothelioma. Clinical data is required in certain European countries for registration. Therefore, we have initiated a plan to expand our ongoing clinical trial internationally.

Our common stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, our common stock trades on the OTC Bulletin Board under the symbol "ACEL". Delisting of our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

The market price of our common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of our common stock could also be materially affected by the marketing approval or lack of approval of ONCONASE.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 1993, certain shareholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of KPMG LLP with respect to our financial statements from inception to July 31, 2000 is based on the report of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act on the basis of the use of such report in any registration statement into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our common stock or otherwise.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                                 Age        Director Since    Position with the Company
----                                 ---        --------------    -------------------------

Kuslima Shogen                        55           1981           Chairman of the Board, Chief Executive
                                                                  Officer and Acting Chief Financial Officer

Stanislaw M. Mikulski, M.D.           56           1986           Executive Vice President, Medical Director
                                                                  and Director

Stephen K. Carter, M.D.(1)            62           1997           Director and Chairman of the Scientific
                                                                  Advisory Board

Donald R. Conklin(1)(2)               64           1997           Director

Martin F. Stadler(1)(2)               58           1997           Director

(1)  Member of Compensation Committee

(2)  Member of Audit Committee

Business Experience of Directors and Executive Officers

Kuslima Shogen has served as our Chief Executive Officer since September 1986, as Chairman of the Board since August 1996, as a Director since our inception and as Acting Chief Financial Officer since June 23, 1999. She also served as our Chief Financial Officer from September 1986 through July 1994 and as our President from September 1986 through July 1996. Ms. Shogen formed the company in 1981 to pursue research that she had initiated while a biology student in the University Honors Program at Fairleigh Dickenson University. Prior to our founding, from 1976 to 1981 she was founder and president of a biomedical research consortium specializing in Good Laboratory Practices and animal toxicology. During that time, she also served as a consultant for the Lever Brothers Research Group. Ms. Shogen has received numerous awards for achievements in biology, including the Sigma Xi first prize from the Scientific Research Society of North America in 1974 and first prize for the most outstanding research paper in biology at the Eastern College Science Conferences competitions in 1972, 1973, and 1974. She earned a B.S. degree in 1974 and an M.S. degree in 1976 in biology from Fairleigh Dickenson University, or FDU, and also completed graduate studies in 1978 in embryology. She is a Phi Beta Kappa graduate. In April 1998, Ms. Shogen received the Pinnacle Award from FDU, the highest honor the University bestows on its graduates.

Stanislaw M. Mikulski, M.D., F.A.C.P. has served as our Executive Vice President and Medical Director since 1987 and as a Director since 1986. Prior to his affiliation with us, Dr. Mikulski was Special Assistant to the Chief of the Investigational Drug Branch of the National Cancer Institute, and the Coordinator for Immunotherapy Trials in Cancer for the Division of Cancer Treatment. Prior to joining us, he maintained a private practice in medical oncology for over eight years. He is a diplomate of the American Board of Internal Medicine and Medical Oncology as well as a Fellow of the American College of Physicians and a member of the American Society of Clinical Oncology, The American Association for Cancer Research and the American Association for the Advancement of Science. Dr. Mikulski is currently a clinical assistant Professor of Medicine at the University of Medicine and Dentistry of New Jersey. He received his M.D. in 1967 from the Medical School of Warsaw, Poland and subsequently performed post-doctoral studies in human tumor immunology at the University of California in Los Angeles.

Stephen K. Carter, M.D. joined the Board of Directors in May 1997 and serves as Chairman of our Scientific Advisory Board. In addition to his positions with us, Dr. Carter also serves as a senior clinical consultant to Sugen, Inc. From 1995 through 1997, he served as Senior Vice President of Research and Development for Boehringer-Ingelheim Pharmaceuticals. Before this, Dr. Carter spent over 13 years with Bristol-Myers Squibb, an international leader in the development of innovative anti-cancer and anti-viral therapies. He held a variety of senior executive research and development positions while at Bristol-Myers, including serving for five years as Senior Vice President of worldwide clinical research and development of its Pharmaceutical Research Institute. From 1976 to 1982, he established and directed the Northern California Cancer Program. Prior to this, he held a number of positions during a nine-year tenure at the National Cancer Institute, including the position of Deputy Director at the National Institutes of Health. He has also been a member of the faculties of the medical schools of Stanford University, the University of California at San Francisco and New York University. Dr. Carter has published extensively on the development of anti-cancer drugs, was the co-founding editor of journals devoted to cancer therapeutics or immunology, and has served on the editorial boards of a number of additional journals dedicated to cancer treatment. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, and the Society of Surgical Oncology, as well as several other medical societies. Dr. Carter earned his B.A. from Columbia University and his M.D. from New York Medical College. He currently serves on the Board of Directors of Allos Therapeutics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our stock by our executive officers and directors and owners of 10% or more of our outstanding common stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the fiscal year ended July 31, 2000, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed in a timely manner.

Item 11. EXECUTIVE COMPENSATION.

Directors' Compensation

Directors receive no cash compensation in consideration for their serving on the Board of Directors.

In November 1993 and January 1994, the Board of Directors and the stockholders, respectively, approved our 1993 Stock Option Plan or 1993 Plan which, among other things, provides for automatic grants of options under a formula to non-employee directors or independent directors on an annual basis.

The formula provides that (i) on each December 31st each independent director receives automatically an option to purchase 15,000 shares of our common stock, or the regular grant; and (ii) on the date of each independent director's initial election to the Board of Directors, the newly elected independent director automatically receives an option to purchase the independent director's pro rata share of the regular grant which equals the product of 1,250 multiplied by the number of whole months remaining in the calendar year, or the pro rata grant. Each option granted pursuant to a regular grant and a pro rata grant vests and becomes exercisable on December 30th following the date of grant. An option will not become exercisable as to any shares unless the independent director has served continuously on the Board during the year preceding the date on which such options are scheduled to vest and become exercisable, or from the date the independent director joined the Board until the date on which the options are scheduled to vest and become exercisable. However, if an independent director does not fulfill such continuous service requirement due to the independent director's death or disability all options held by the independent director nonetheless vest and become exercisable as described herein. An option granted pursuant to the formula remains exercisable for a period of five years after the date the option first becomes exercisable. The per share exercise price of an option granted under the formula is equal to the average of the high and low trade prices of our common stock for the twenty (20) trading days preceding the date of grant.

During the fiscal year ended July 31, 2000, the following independent directors were granted the options listed below pursuant to the formula under the 1993 Plan. The exercise prices of the options are equal to the formula set forth above.


Name                    Number of Options       Exercise Price       Expiration
----                    -----------------       --------------       ----------

Stephen K. Carter             15,000                $ 0.48            12/30/05
Donald R. Conklin             15,000                $ 0.48            12/30/05
Martin F. Stadler             15,000                $ 0.48            12/30/05

Additionally, in December 1999 our compensation committee approved the issuance of an aggregate total of 75,000 stock options to our outside board of directors, which vested on the date of grant. The exercise price of the stock options was $0.47 per share which was based on the average of the high and low trade prices of our common stock for the twenty (20) trading days preceding the date of grant.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended July 31, 2000, the members of our Board of Directors who served on the Compensation Committee were Stephen K. Carter, Donald R. Conklin and Martin F. Stadler, all of whom are non-employee directors.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 2000, 1999 and 1998 earned by our Chief Executive Officer and Executive Vice President or our executive officers during the last fiscal year.

                                                                                              Long Term
                                              Annual Compensation                           Compensation
                        ---------------------------------------------------------------   -----------------
                                                                                             Securities
                                                                         Other Annual        Underlying          All Other
      Name and                          Salary           Bonus           Compensation       Options/SARs        Compensation
 Principal Position       Year           ($)              ($)               ($)(1)               (#)               ($)(2)
---------------------   --------     ------------     -----------      ----------------   -----------------   ----------------

Kuslima Shogen            2000           $150,000        - 0 -              - 0 -               215,000            3,615
Chief Executive           1999            150,000        - 0 -              - 0 -                - 0 -             3,289
Officer, Chairman         1998            150,000        - 0 -              - 0 -                - 0 -             - 0 -
of the Board of
Directors and
Acting Chief
Financial Officer

Stanislaw M.              2000           $130,000        - 0 -              - 0 -               130,000            3,600
Mikulski                  1999            130,000        - 0 -              - 0 -                50,000            2,850
Executive Vice            1998            130,000        - 0 -              - 0 -                - 0 -             - 0 -
President and
Medical Director


(1) Excludes perquisites and other personal benefits which in the aggregate do not exceed 10% of our executive officers' total annual salary and bonus.

(2)  Consists of our contributions to a 401(k) plan.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options to our executive officers during the fiscal year ended July 31, 2000:

                                    Individual Grants
                                                                                             Potential Realizable Value at
                                                                                                Assumed Annual Rates of
                                                                                             Stock Price Appreciation for
                                                                                                    Option Term(2)
----------------------------------------------------------------------------------------- -----------------------------------
                         Number of
                        Securities        % of Total
                        Underlying      Options Granted     Exercise or
                          Options       to Employees in      Base Price     Expiration
        Name            Granted (#)       Fiscal Year       ($/Share)(1)       Date
                                                                                            0%($)      5%($)        10%($)
--------------------  ---------------  ------------------  -------------- --------------- --------- -----------  ------------
Kuslima Shogen           23,000(3)           3.25%              $.54         10/15/04         --       $  621       $ 1,242
                         23,000(3)           3.25%               .54         10/15/05         --          621         1,242
                         23,000(3)           3.25%               .54         10/15/06         --          621         1,242
                         23,000(3)           3.25%               .54         10/15/07         --          621         1,242
                         23,000(3)           3.25%               .54         10/15/08         --          621         1,242
                        100,000(4)          14.14%               .48         12/31/01(4)      --        2,400         4,800

                                    Individual Grants
                                                                                             Potential Realizable Value at
                                                                                                Assumed Annual Rates of
                                                                                             Stock Price Appreciation for
                                                                                                    Option Term(2)
------------------------------------------------------------------------------------------------------------------------------
                         Number of
                        Securities        % of Total
                        Underlying      Options Granted     Exercise or
                          Options       to Employees in      Base Price     Expiration
        Name            Granted (#)       Fiscal Year       ($/Share)(1)       Date
                                                                                            0%($)      5%($)        10%($)
--------------------  ---------------  ------------------  -------------- --------------- --------- -----------  ------------
Stanislaw M.             11,000(3)            1.56%             $.54         10/15/04         --       $  297        $  594
Mikulski                 11,000(3)            1.56%              .54         10/15/05         --          297           594
                         11,000(3)            1.56%              .54         10/15/06         --          297           594
                         11,000(3)            1.56%              .54         10/15/07         --          297           594
                         11,000(3)            1.56%              .54         10/15/08         --          297           594
                         75,000(4)           10.61%              .48         12/31/01(4)      --        1,800         3,600


(1) The exercise prices of these options were based on the average of the high and low trade prices of our common stock for the twenty (20) trading days preceding the date of grant.

(2) The amounts set forth in the three columns represent hypothetical gains that might be achieved by the optionees if the respective options are exercised at the end of their terms. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10%. The 0% appreciation column is included because the exercise prices of the options equal the market price of the underlying common stock on the date the options were granted, and thus the options will have no value unless our stock price increases above the exercise prices.

(3) These options vested and became exercisable as to 20% of the shares on the date of the grant and 20% of the shares each year thereafter.

(4) These options will vest and become exercisable upon FDA approval of ONCONASE(R) for malignant mesothelioma provided that ONCONASE(R) must be approved on or before December 31, 2001, or these options will terminate, and the executive officers must be actively employed by Alfacell through the date of the approval. These options will expire five years after the vesting date.

Option Exercises and Fiscal Year-End Values

The following table sets forth the information with respect to our executive officers concerning the exercise of options during the fiscal year ended July 31, 2000 and unexercised options held as of July 31, 2000.

                                                             Number of Securities              Value of Unexercised
                                                            Underlying Unexercised              In-The-Money Options
                                                          Options at Fiscal Year-End          at Fiscal Year-End($)(1)
                                                                      (#)
                            Shares          Value
        Name              Acquired on      Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
                         Exercise (#)        ($)
---------------------  ----------------- ------------  -------------- ------------------ -------------- ------------------
Kuslima Shogen               None            None         1,127,723         192,000          $8,510          $77,040

Stanislaw M. Mikulski        None            None           339,845         119,000         $28,070          $48,530

(1) The fair market value of the common stock at the fiscal year end was based on the average of the high and low trade prices ($0.91) for the common stock obtained from the OTC Bulletin Board on the last trading day of the fiscal year July 31, 2000.

Employment and Termination Agreements

On August 31, 1999 we entered into a separation agreement and general release with Ms. Gail E. Fraser pursuant to which:

o Ms. Fraser confirmed her resignation as vice president, finance, chief financial officer, director and employee effective as of June 23, 1999,

o we agreed to pay Ms. Fraser her regular salary for the period commencing on the date of resignation through July 31, 1999,

o we agreed with Ms. Fraser that an aggregate of 395,000 options granted to Ms. Fraser under our 1993 Stock Option Plan, all of which had vested as of the date of her resignation, will remain vested and exercisable until December 30, 2000 and an aggregate of 70,000 options granted under our 1993 Stock Option Plan, which had not vested on the date of her resignation, will be deemed vested as of the date of resignation and will remain exercisable until December 30, 2000,

o we agreed to pay for health insurance for Ms. Fraser and her dependents until July 1999,

o    we and Ms. Fraser released each other from all claims and,

o    Ms. Fraser agreed not to compete with us until December 30, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning stock ownership of each person who is the beneficial owner of five percent or more of our outstanding common stock, each of the current directors, each of our executive officers and all directors and executive officers as a group as of September 30, 2000. Except as otherwise noted, each person has sole voting and investment power with respect to the shares shown as beneficially owned.



                                              Number       Percentage of Common
Directors, Officers or 5% Stockholders(1)    of Shares(2)  Stock Outstanding(3)
------------------------------------------   ---------     ---------------------
Kuslima Shogen                               2,442,343(4)          12.2%
Stanislaw M. Mikulski                          723,095(5)           3.8%
Stephen K. Carter                              103,750(6)            *
Donald R. Conklin                              169,250(7)            *
Martin F. Stadler                              161,250(8)            *
All executive officers and directors
as a group (five persons)                    3,599,688(9)          17.5%

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

(3) The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of September 30, 2000 by (ii) the sum of (A) the number of shares of common stock outstanding as of September 30, 2000 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000.

(4) Includes 1,173,723 shares underlying options which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000.

(5) Includes 361,845 shares underlying options which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000.

(6) Includes 103,750 shares underlying options which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000.

(7) Includes 103,750 shares underlying options which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000.

(8) Includes 46,250 shares underlying options which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000 and 25,000 shares underlying warrants which were exercisable as of September 30, 2000 or which will become exercisable within 60 days after September 30, 2000.

(9) Includes all shares owned beneficially by the directors and the executive officers named in the table.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 23, 1991, the Board of Directors authorized us to pay Kuslima Shogen an amount equal to 15% of any gross royalties which may be paid to us from any license(s) with respect to our principal product, ONCONASE(R), or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which we own or are a co-owner of the patent, or acquire such rights in the future, for a period not to exceed the life of the patents. If we manufacture and market the drugs ourselves, we will pay an amount equal to 5% of gross sales from any products sold during the life of the patents.

In August 1998, Ms. Shogen and Dr. Mikulski settled, and the court approved the settlement of a claim brought against them in the United States District Court, District of New Jersey at Newark, New Jersey, by a shareholder under Section 16(b) of the Securities Exchange Act of 1934, as amended, for profits alleged to have been realized by Ms. Shogen and Dr. Mikulski in transactions involving our securities in 1988 and 1989. Claims under Section 16(b) are for profits calculated under such statute to have been realized for sales and purchases of our securities made within a six month period. In this case the purchases which formed the basis for this claim were issuances of shares of stock to Ms. Shogen and Dr. Mikulski under employment agreements with us based upon our achievement of certain milestones. No allegations of fraud were made. Ms. Shogen agreed to pay us $91,971.00 and Dr. Mikulski agreed to pay us $72,903.00. Such payments are to be made in a form acceptable to us whether in cash, shares of our common stock or options to purchase our common stock, with 25% of such payments having been made in August 1998 and the remainder of such amounts payable in three equal installments in August 1999, 2000 and 2001. The August 1998 payments were made by the cancellation of options to purchase 44,999 shares of common stock owned by Ms. Shogen and the cancellation of options to purchase 35,669 shares of common stock owned by Dr. Mikulski. In August 1999, Ms. Shogen paid the balance in full by the cancellation of options to purchase 134,995 shares owned by Ms. Shogen and Dr. Mikulski paid an installment equal to one-third of the balance by the cancellation of options to purchase 35,367 shares owned by Dr. Mikulski. In February 2000 Dr. Mikulski paid the balance in full by the cancellation of options to purchase 31,599 shares owned by him.

In December 1999, our compensation committee approved the issuance of an aggregate total of 75,000 stock options to our outside board of directors, which vested on the date of grant. The exercise price of the stock options was $0.47 per share which was based on the average of the high and low trade prices of our common stock for the twenty (20) trading days preceding the date of grant.

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)    The response to these portions of Item 14 is submitted as
                  a separate section of this report commencing on page F-1.

(a)(3) and (4)    Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K).

                                                                                         Exhibit No.
                                                                                             or
Exhibit                                                                                 Incorporation
   No.                                 Item Title                                       by Reference
-------                                ----------                                       -------------
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


                                                                                         Exhibit No.
                                                                                             or
Exhibit                                                                                 Incorporation
   No.                                 Item Title                                       by Reference
-------                                ----------                                       -------------
  10.9       Option Agreement dated March 30, 1994 with Kuslima Shogen                    ****
  10.10      Amendment No. 1 dated June 20, 1994 to Option Agreement dated March
             30, 1994 with Kuslima Shogen                                                 ****
  10.11      Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
             March 30, 1994 with Kuslima Shogen                                          *****
  10.12      Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
             March 30, 1994 with Stanislaw Mikulski                                      *****
  10.13      Form of Stock and Warrant Purchase Agreement and Warrant Agreement
             used in Private Placement completed on September 13, 1994                       +
  10.14      Form of Subscription Agreements and Warrant Agreement used in Private
             Placements closed in October 1994 and September 1995                            #
  10.15      1997 Stock Option Plan                                                        ###
  10.16      Separation Agreement with Michael C. Lowe dated October 9, 1997                ++
  10.17      Form of Subscription Agreement and Warrant Agreement used in Private
             Placement completed on February 20, 1998                                      +++
  10.18      Form of Warrant Agreement issued to the Placement Agent in connection
             with the Private Placement completed on February 20, 1998                     +++
  10.19      Placement Agent Agreement dated December 15, 1997                             +++
  10.20      Separation Agreement with Gail Fraser dated August 31, 1999                  ####
  10.21      Form of Subscription Agreement and Warrant Agreement used in Private
             Placements completed in February 2000                                       #####
  21.1       Subsidiaries of Registrant                                                     **
  23.1       Consent of KPMG LLP                                                         #####
  27.1       Financial Data Schedule                                                     #####
  99.1       Factors to Consider in Connection with Forward-Looking Statements           #####

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


                                      ALFACELL CORPORATION


Dated: October 27, 2000               By:   /s/ KUSLIMA SHOGEN
                                            Kuslima Shogen, Chief Executive
                                            Officer, Acting Chief Financial
                                            Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 27, 2000                   /s/ KUSLIMA SHOGEN
                                           Kuslima Shogen, Chief Executive
                                           Officer, Acting Chief Financial
                                           Officer (Principal Executive
                                           Officer, Principal Accounting
                                           Officer) and Chairman of the Board


Dated: October 27, 2000                    /s/ STANISLAW M. MIKULSKI
                                           Stanislaw M. Mikulski, M.D.,
                                           Executive Vice President and Director


Dated: October 27, 2000                    /s/ STEPHEN K. CARTER
                                           Stephen K. Carter, M.D., Director


Dated: October 27, 2000                    /s/ DONALD R. CONKLIN
                                           Donald R. Conklin, Director


Dated: October 27, 2000                    /s/ MARTIN F. STADLER
                                           Martin F. Stadler, Director

                              ALFACELL CORPORATION
                          (A Development Stage Company)




                                      Index

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report of KPMG LLP........................................................................F-2
Independent Auditors' Report of Armus, Harrison & Co. ..........................................................F-3


      Financial Statements:
           Balance Sheets - July 31, 2000 and 1999..............................................................F-5
           Statements of Operations - Years ended July 31, 2000, 1999 and 1998 and the Period from August 24, 1981 (Date of
             Inception) to July 31, 2000........................................................................F-6
           Statement of Stockholders' Equity (Deficiency) - Period from
            August 24, 1981 (Date of Inception) to July 31, 2000................................................F-7
           Statements of Cash Flows - Years ended July 31, 2000, 1999 and 1998 and the Period from August 24, 1981 (Date of
            Inception) to July 31, 2000........................................................................F-12
           Notes to Financial Statements - Years ended July 31, 2000,
            1999 and 1998 and the Period from August 24, 1981
            (Date of Inception) to July 31, 2000...............................................................F-15

                          Independent Auditors' Report


The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 2000 and the period from August 24, 1981 (date of inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation (a development stage company) for the period from August 24, 1981 (date of inception) to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 2000 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation (a development stage company) as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2000 and the period from August 24, 1981 (date of inception) to July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ KPMG LLP
                                            KPMG LLP


Short Hills, New Jersey
October 4, 2000

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


                                            -------------------------
                                            Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2000 and 1999


                       ASSETS                                                    2000            1999
                                                                            ------------    ------------
Current assets:

         Cash and cash equivalents                                          $    257,445    $  1,383,133
         Other assets                                                             28,617          87,308
                                                                            ------------    ------------
                  Total current assets                                           286,062       1,470,441
Property and equipment, net of accumulated depreciation and
  amortization of $1,006,808 in 2000 and $944,830 in 1999                        142,170         198,807

Other assets                                                                      59,867          59,400
                                                                            ------------    ------------

                  Total assets                                              $    488,099    $  1,728,648
                                                                            ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
         Current portion of long-term debt                                  $      7,074    $      6,727
         Accounts payable                                                        170,788         186,071
         Accrued expenses                                                        411,846         778,650
                                                                            ------------    ------------
                  Total current liabilities                                      589,708         971,448

Long-term debt, less current portion                                              30,251            --
                                                                            ------------    ------------
                  Total liabilities                                              619,959         971,448
                                                                            ------------    ------------

Commitments and contingencies
Stockholders' equity (deficiency)
         Preferred stock, $.001 par value.  Authorized and unissued,
            1,000,000 shares at July 31, 2000 and 1999                              --              --
         Common stock $.001 par value.  Authorized 40,000,000 shares;
            issued and outstanding 18,431,559 shares and 17,286,594
            shares at July 31, 2000 and 1999, respectively                        18,431          17,286
         Capital in excess of par value                                       56,526,288      55,694,195
            Deficit accumulated during development stage                     (56,676,579)    (54,954,281)
                                                                            ------------    ------------
                                                                                (131,860)        757,200)
                  Total stockholders' equity (deficiency)                   ------------    ------------

                  Total liabilities and stockholders' equity (deficiency)   $    488,099    $  1,728,648
                                                                            ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            Statements of Operations

                    Years ended July 31, 2000, 1999 and 1998,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2000

                                                  August 24,
                                                     1981
                                                   (date of
                                                  inception)
                                                      to
                                                   July 31,
                                                      2000            2000            1999            1998
                                                 ------------    ------------    ------------    ------------
Revenues:
         Sales                                   $    553,489            --              --              --
         Investment income                          1,359,164          51,144         168,372         311,822
         Other income                                  60,103            --              --              --
                                                 ------------    ------------    ------------    ------------
                                                    1,972,756          51,144         168,372         311,822
                                                 ------------    ------------    ------------    ------------

Costs and expenses:
         Cost of sales                                336,495            --              --              --
         Research and development                  35,968,357       1,879,728       2,401,945       5,264,578
         General and administrative                20,159,648         644,588         920,686       1,412,968
         Interest:
           Related parties                          1,033,960            --              --              --
           Others                                   1,906,729           4,980           2,377          21,782
                                                 ------------    ------------    ------------    ------------
Total costs and expenses                           59,405,189       2,529,296       3,325,008       6,699,328
                                                 ------------    ------------    ------------    ------------

Net (loss) before state tax benefit               (57,432,433)     (2,478,152)     (3,156,636)     (6,387,506)

State tax benefit                                     755,854         755,854            --              --
                                                 ------------    ------------    ------------    ------------

                    Net (loss)                   $(56,676,579)     (1,722,298)     (3,156,636)     (6,387,506)
                                                 ============    ============    ============    ============

         Loss per basic and diluted
            common share                                         $      (0.10)   $      (0.18)          (0.40)
                                                                 ============    ============    ============

Weighted average number of shares
   outstanding                                                     17,812,000      17,271,000      15,926,000
                                                                 ============    ============    ============

See accompanying notes to financial statements


                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2000

                                                                                                              Deficit
                                                            Common Stock                                    accumulated
                                                      ------------------------   Capital in      Common       during
                                                       Number of                excess of par  stock to be  development
                                                        Shares       Amount        value         issued        stage
                                                      ----------    ----------  -------------  -----------  -----------
Issuance of shares to officers and
  stockholders for equipment, research
  and development, and expense reimbursement             712,500    $      713    $  212,987    $    --     $      --
Issuance of shares for organizational legal services      50,000            50         4,950         --            --
Sale of shares for cash, net                              82,143            82       108,418         --            --
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                      422,321           422          (422)        --            --
Net loss                                                    --            --            --           --        (121,486)
                                                      ----------    ----------    ----------    ---------   -----------
Balance at July 31, 1982                               1,266,964         1,267       325,933         --        (121,486)

Issuance of shares for equipment                          15,000            15        13,985         --            --
Sale of shares to private investors                       44,196            44        41,206         --            --
Sale of shares in public offering, net                   660,000           660     1,307,786         --            --
Issuance of shares under stock grant program              20,000            20       109,980         --            --
Exercise of warrants, net                                  1,165             1         3,494         --            --
Net loss                                                    --            --            --           --        (558,694)
                                                      ----------    -----------   ----------    ---------   -----------
Balance at July 31, 1983                               2,007,325         2,007     1,802,384         --        (680,180)

Exercise of warrants, net                                287,566           287       933,696         --            --
Issuance of shares under stock grant program              19,750            20       101,199         --            --
Issuance of shares under stock bonus plan for
  directors and consultants                              130,250           131       385,786         --            --
Net loss                                                    --            --            --           --      (1,421,083)
                                                      ----------    ----------    ----------    ---------   -----------
Balance at July 31, 1984                               2,444,891         2,445     3,223,065         --      (2,101,263)

Issuance of shares under stock grant program              48,332            48       478,057         --            --
Issuance of shares under stock bonus plan for
directors and consultants                                 99,163            99       879,379         --            --
Shares canceled                                          (42,500)          (42)     (105,783)        --            --
Exercise of warrants, net                                334,957           335     1,971,012         --            --
Net loss                                                    --            --            --           --      (2,958,846)
                                                      ----------    ----------    ----------    ---------   -----------
Balance at July 31, 1985                               2,884,843         2,885     6,445,730         --      (5,060,109)

Issuance of shares under stock grant program              11,250            12       107,020         --            --
Issuance of shares under stock bonus plan for
directors and consultants                                 15,394            15       215,385         --            --
Exercise of warrants, net                                 21,565            21        80,977         --            --
Net loss                                                    --            --            --           --      (2,138,605)
                                                      ----------    ----------    ----------    ---------   -----------
Balance at July 31, 1986 (carried forward)             2,933,052         2,933     6,849,112        --       (7,198,714)



                                                                       Deferred
                                                                       Compens-
                                                                       sation       Total stock-
                                                        Subscription  restricted   holders' equity
                                                         Receivable     stock       (deficiency)
                                                         ----------   -----------   -----------
Issuance of shares to officers and
  stockholders for equipment, research
  and development, and expense reimbursement               $     --    $   --     $   213,700
Issuance of shares for organizational legal services             --        --           5,000
Sale of shares for cash, net                                     --        --         108,500
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                              --        --            --
Net loss                                                         --        --        (121,486)
                                                           ----------  --------   -----------
Balance at July 31, 1982                                         --        --         205,714

Issuance of shares for equipment                                 --        --          14,000
Sale of shares to private investors                              --        --          41,250
Sale of shares in public offering, net                           --        --       1,308,446
Issuance of shares under stock grant program                     --        --         110,000
Exercise of warrants, net                                        --        --           3,495
Net loss                                                         --        --        (558,694)
                                                           ----------  --------   -----------
Balance at July 31, 1983                                         --        --       1,124,211

Exercise of warrants, net                                        --        --         933,983
Issuance of shares under stock grant program                     --        --         101,219
Issuance of shares under stock bonus plan for
  directors and consultants                                      --        --         385,917
Net loss                                                         --        --      (1,421,083)
                                                           ----------  --------   -----------
Balance at July 31, 1984                                         --        --       1,124,247

Issuance of shares under stock grant program                     --        --         478,105
Issuance of shares under stock bonus plan for
directors and consultants                                        --        --         879,478
Shares canceled                                                  --        --        (105,825)
Exercise of warrants, net                                        --        --       1,971,347
Net loss                                                         --        --      (2,958,846)
                                                           ----------  --------   -----------
Balance at July 31, 1985                                         --        --       1,388,506

Issuance of shares under stock grant program                     --        --         107,032
Issuance of shares under stock bonus plan for
directors and consultants                                        --        --         215,400
Exercise of warrants, net                                        --        --          80,998
Net loss                                                         --        --      (2,138,605)
                                                           ----------  --------   -----------
Balance at July 31, 1986 (carried forward)                      --         --        (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                                                                       Deficit
                                                                  Common Stock                                       accumulated
                                                           --------------------------    Capital in      Common          during
                                                            Number of                   excess of par  stock to be    development
                                                             Shares         Amount          value        issued          stage
                                                           -----------    -----------   -------------  -----------   ------------
Balance at July 31, 1986 (brought forward)                   2,933,052    $     2,933   $  6,849,112     $  --      $ (7,198,714)

Exercise of warrants at $10.00 per share                        14,745             15        147,435        --              --
Issuance of shares under stock bonus plan
  for directors and consultants                                  5,000              5         74,995        --              --
Issuance of shares for services                                250,000            250        499,750        --              --
Sale of shares to private investors, net                         5,000              5         24,995        --              --
Net loss                                                          --             --             --          --        (2,604,619)
                                                           -----------    -----------   ------------     -------    ------------
Balance at July 31, 1987                                     3,207,797          3,208      7,596,287        --        (9,803,333)

Issuance of shares for legal and consulting services           206,429            207        724,280        --              --
Issuance of shares under employment incentive program          700,000            700      2,449,300        --              --
Issuance of shares under stock grant program                    19,000             19         66,481        --              --
Exercise of options at $3.00 per share                         170,000            170        509,830        --              --
Issuance of shares for litigation settlement                    12,500             12         31,125        --              --
Exercise of warrants at $7.06 per share                         63,925             64        451,341        --              --
Sale of shares to private investors                             61,073             61        178,072        --              --
Amortization of deferred compensation, restricted stock           --             --             --          --              --
Net loss                                                          --             --             --          --        (3,272,773)
                                                           -----------    -----------   ------------     -------    ------------
Balance at July 31, 1988                                     4,440,724          4,441     12,006,716        --       (13,076,106)

Sale of shares for litigation settlement                       135,000            135      1,074,703        --              --
Conversion of debentures at $3.00 per share                    133,333            133        399,867        --              --
Sale of shares to private investors                            105,840            106        419,894        --              --
Exercise of options at $3.50 per share                           1,000              1          3,499        --              --
Issuance of shares under employment agreement                  750,000            750      3,749,250        --              --
Issuance of shares under the 1989 Stock Plan                    30,000             30        149,970        --              --
Amortization of deferred compensation, restricted stock           --             --             --          --              --
Net loss                                                          --             --             --          --        (2,952,869)
                                                           -----------    -----------   ------------     -------    ------------
Balance at July 31, 1989                                     5,595,897          5,596     17,803,899        --       (16,028,975)

Issuance of shares for legal and consulting services            52,463             52        258,725        --              --
Issuance of shares under the 1989 Stock Plan                    56,000             56        335,944        --              --
Sale of shares for litigation settlement                        50,000             50        351,067        --              --
Exercise of options at $3.00 - $3.50 per share                 105,989            106        345,856        --              --
Sale of shares to private investors                             89,480             90        354,990        --              --
Issuance of shares under employment agreement                  750,000            750      3,749,250        --              --
Conversion of debentures at $5.00 per share                    100,000            100        499,900        --              --
Amortization of deferred compensation, restricted stock           --             --             --          --              --
Net loss                                                          --             --             --          --        (4,860,116)
                                                           -----------    -----------   ------------     -------    ------------
Balance at July 31, 1990 (carried forward)                   6,799,829          6,800     23,699,631        --       (20,889,091)



                                                                                     (Continued)

                                                                       Deferred
                                                                       Compens-
                                                                        sation       Total stock-
                                                      Subscription    restricted   holders' equity
                                                       Receivable       stock       (deficiency)
                                                      ------------    ----------   --------------
Balance at July 31, 1986 (brought forward)               $  --        $      --      $   (346,669)

Exercise of warrants at $10.00 per share                    --               --           147,450
Issuance of shares under stock bonus plan
     for directors and consultants                          --               --            75,000
Issuance of shares for services                             --               --           500,000
Sale of shares to private investors, net                    --               --            25,000
Net loss                                                    --               --        (2,604,619)
                                                         -------      -----------    ------------
Balance at July 31, 1987                                    --               --        (2,203,838)

Issuance of shares for legal and consulting services        --               --           724,487
Issuance of shares under employment incentive program       --         (2,450,000)           --
Issuance of shares under stock grant program                --               --            66,500
Exercise of options at $3.00 per share                      --               --           510,000
Issuance of shares for litigation settlement                --               --            31,137
Exercise of warrants at $7.06 per share                     --               --           451,405
Sale of shares to private investors                         --               --           178,133
Amortization of deferred compensation, restricted stock     --            449,167         449,167
Net loss                                                    --               --        (3,272,773)
                                                         -------      -----------    ------------
Balance at July 31, 1988                                    --         (2,000,833)     (3,065,782)

Sale of shares for litigation settlement                    --               --         1,074,838
Conversion of debentures at $3.00 per share                 --               --           400,000
Sale of shares to private investors                         --               --           420,000
Exercise of options at $3.50 per share                      --               --             3,500
Issuance of shares under employment agreement               --         (3,750,000)           --
Issuance of shares under the 1989 Stock Plan                --           (150,000)           --
Amortization of deferred compensation, restricted stock     --          1,050,756       1,050,756
Net loss                                                    --               --        (2,952,869)
                                                         -------      -----------    ------------
Balance at July 31, 1989                                    --         (4,850,077)     (3,069,557)

Issuance of shares for legal and consulting services        --               --           258,777
Issuance of shares under the 1989 Stock Plan                --           (336,000)           --
Sale of shares for litigation settlement                    --               --           351,117
Exercise of options at $3.00 - $3.50 per share              --               --           345,962
Sale of shares to private investors                         --               --           355,080
Issuance of shares under employment agreement               --         (3,750,000)           --
Conversion of debentures at $5.00 per share                 --               --           500,000
Amortization of deferred compensation, restricted stock     --          3,015,561       3,015,561
Net loss                                                    --               --        (4,860,116)
                                                         -------      -----------    ------------
Balance at July 31, 1990 (carried forward)                  --         (5,920,516)     (3,103,176)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued





                                                                                                                     (Continued)

                                                                                                                       Deficit
                                                                  Common Stock                                        accumulated
                                                           --------------------------    Capital in      Common         during
                                                            Number of                   excess of par  stock to be    development
                                                             Shares         Amount          value        issued          stage
                                                           -----------    -----------   -------------  -----------   ------------
Balance at July 31, 1990 (brought forward)                   6,799,829    $    6,800    $ 23,699,631   $    --      $(20,889,091)

Exercise of options at $6.50 per share                          16,720            16         108,664        --              --
Issuance of shares for legal consulting services                87,000            87         358,627        --              --
Issuance of shares under the 1989 Stock Plan                   119,000           119         475,881        --              --
Amortization of deferred compensation, restricted stock           --            --              --          --              --
Net loss                                                          --            --              --          --        (5,202,302)
                                                            ----------    ----------    ------------   ---------    ------------
Balance at July 31, 1991                                     7,022,549         7,022      24,642,803        --       (26,091,393)

Exercise of options at $3.50 per share                           1,000             1           3,499        --              --
Sale of shares to private investors                             70,731            71         219,829        --              --
Conversion of debentures at $5.00 per share                     94,000            94         469,906        --              --
Issuance of shares for services                                 45,734            46         156,944        --              --
Issuance of shares under the 1989 Stock Plan                   104,000           104         285,896        --              --
Amortization of deferred compensation, restricted stock           --            --              --          --              --
Net loss                                                          --            --              --          --        (4,772,826)
                                                            ----------    ----------    ------------   ---------    ------------
Balance at July 31, 1992                                     7,338,014         7,338      25,778,877        --       (30,864,219)

Sale of share to private investors                             352,667           353         735,147        --              --
Issuance of shares for legal services                           49,600            50         132,180        --              --
Issuance of shares for services                                  5,000             5           9,995        --              --
Issuance of shares under the 1989 Stock Plan                   117,000           117         233,883        --              --
Amortization of deferred compensation, restricted stock           --            --              --          --              --
Net loss                                                          --            --              --          --        (2,357,350)
                                                            ----------    ----------    ------------   ---------    ------------
Balance at July 31, 1993                                     7,862,281         7,863      26,890,082        --       (33,221,569)

Conversion of debentures at $2.75 per
  share to $6.00 per share                                     425,400           425       1,701,575        --              --
Sale of shares to private investors, net                       743,000           743       1,710,048        --              --
Conversion of short-term borrowings                             72,800            73         181,927        --              --
Issuance of shares for services                                 16,200            16          43,334        --              --
Issuance of shares under the 1989 Stock Plan, for services       5,000             5          14,995        --              --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                          --            --         3,194,969        --              --
Repurchase of stock options from related party                    --            --          (198,417)       --              --
Issuance of options upon conversion of accrued interest           --            --           142,441        --              --
Common stock to be issued                                         --            --              --        50,000            --
Amortization of deferred compensation, restricted stock           --            --              --          --              --
Net loss                                                          --            --              --          --        (2,234,428)
                                                            ----------    ----------    ------------   ---------    ------------
Balance at July 31, 1994 (carried forward)                   9,124,681         9,125      33,680,954      50,000     (35,455,997)







                                                                          Deferred
                                                                          Compens-
                                                                           sation        Total stock-
                                                         Subscription    restricted     holders' equity
                                                          Receivable       stock         (deficiency)
                                                         ------------    ----------     --------------
Balance at July 31, 1990 (brought forward)                  $  --        $ (5,920,516)   $ (3,103,176)

Exercise of options at $6.50 per share                         --                --           108,680
Issuance of shares for legal consulting services               --                --           358,714
Issuance of shares under the 1989 Stock Plan                   --            (476,000)           --
Amortization of deferred compensation, restricted stock        --           2,891,561       2,891,561
Net loss                                                       --                --        (5,202,302)
                                                            -------      ------------    ------------
Balance at July 31, 1991                                       --          (3,504,955)     (4,946,523)

Exercise of options at $3.50 per share                         --                --             3,500
Sale of shares to private investors                            --                --           219,900
Conversion of debentures at $5.00 per share                    --                --           470,000
Issuance of shares for services                                --                --           156,990
Issuance of shares under the 1989 Stock Plan                   --            (286,000)           --
Amortization of deferred compensation, restricted stock        --           3,046,726       3,046,726
Net loss                                                       --                --        (4,772,826)
                                                            -------      ------------    ------------
Balance at July 31, 1992                                       --            (744,229)     (5,822,233)

Sale of share to private investors                             --                --           735,500
Issuance of shares for legal services                          --                --           132,230
Issuance of shares for services                                --             (10,000)           --
Issuance of shares under the 1989 Stock Plan                   --            (234,000)           --
Amortization of deferred compensation, restricted stock        --             664,729         664,729
Net loss                                                       --                --        (2,357,350)
                                                            -------      ------------    ------------
Balance at July 31, 1993                                       --            (323,500)     (6,647,124)

Conversion of debentures at $2.75 per
  share to $6.00 per share                                     --                --         1,702,000
Sale of shares to private investors, net                       --                --         1,710,791
Conversion of short-term borrowings                            --                --           182,000
Issuance of shares for services                                --                --            43,350
Issuance of shares under the 1989 Stock Plan, for services     --                --            15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                       --                --         3,194,969
Repurchase of stock options from related party                 --                --          (198,417)
Issuance of options upon conversion of accrued interest        --                --           142,441
Common stock to be issued                                      --                --            50,000
Amortization of deferred compensation, restricted stock        --             265,000         265,000
Net loss                                                       --                --        (2,234,428)
                                                            -------      ------------    ------------
Balance at July 31, 1994 (carried forward)                     --             (58,500)     (1,774,418)

                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued


                                                                                                                   Deficit
                                                            Common Stock                                         accumulated
                                                     --------------------------    Capital in       Common         during
                                                      Number of                   excess of par   stock to be    development
                                                       Shares         Amount          value         issued          stage
                                                     -----------   ------------   -------------   -----------   ------------
Balance at July 31, 1994 (brought forward)             9,124,681   $     9,125     $33,680,954    $   50,000    $(35,455,997)

Sale of shares to private investors, net                 961,000           961       2,023,241       (50,000)           --
Conversion of short-term borrowings                       17,600            17          43,983          --              --
Issuance of shares for services                           30,906            31          77,234          --              --
Exercise of options at $2.27 - $2.50 per share           185,000           185         437,015          --              --
Common stock to be issued                                   --            --              --         339,008            --
Common stock to be issued, for services                     --            --              --           4,800            --
Amortization of deferred compensation,
  restricted stock                                          --            --              --            --              --
Net loss                                                    --            --              --            --        (1,993,123)
                                                     -----------   -----------     -----------    ----------    ------------
Balance at July 31, 1995                              10,319,187        10,319      36,262,427       343,808     (37,449,120)

Sale of shares to private investors, net               2,953,327         2,953       8,969,655      (339,008)           --
Issuance of shares for services                           19,995            20          70,858        (4,800)           --
Exercise of options at $2.50 - $3.87 per share           566,700           567       1,657,633          --              --
Sale of warrants                                            --            --            12,084          --              --
Issuance of options/warrants for services                   --            --            50,872          --              --
Common stock to be issued                                   --            --              --         258,335            --
Subscription receivable                                     --            --              --            --              --
Net loss                                                    --            --              --            --        (2,942,152)
                                                     -----------   -----------     -----------    ----------    ------------
Balance at July 31, 1996                              13,859,209        13,859      47,023,529       258,335     (40,391,272)

Sale of shares to private investors, net                 112,000           112         503,888          --              --
Issuance of options for services                            --            --            76,504          --              --
Exercise of options at $2.45 - $4.00 per share, net      729,134           729       2,620,359      (258,335)           --
Exercise of  warrants at $5.00 per share, net            147,450           148         737,102          --              --
Net loss                                                    --            --              --            --        (5,018,867)
                                                     -----------   -----------     -----------    ----------    ------------
Balance at July 31, 1997                              14,847,793        14,848      50,961,382          --       (45,410,139)

Sale of shares to private investors, net               2,337,150         2,337       4,199,877          --              --
Issuance of options for services                            --            --           199,954          --              --
Exercise of warrants at $2.20 - $2.50 per share            4,950             5          11,080          --              --
Issuance of shares for services, net                      50,000            50          99,950          --              --
Net loss                                                    --            --              --            --        (6,387,506)
                                                     -----------   -----------     -----------    ----------    ------------
Balance at July 31, 1998                              17,239,893        17,240      55,472,243          --       (51,797,645)

Issuance of options for services                            --            --           205,593          --              --
Issuance of shares for services, net                      46,701            46          16,359          --              --
Net loss                                                    --            --              --            --        (3,156,636)
                                                     -----------   -----------     -----------    ----------    ------------
Balance at July 31, 1999 (carried forward)            17,286,594   $    17,286     $55,694,195    $     --      $(54,954,281)



                                                                          Deferred
                                                                          Compens-
                                                                           sation        Total stock-
                                                         Subscription    restricted     holders' equity
                                                          Receivable       stock         (deficiency)
                                                         ------------    ----------     --------------
Balance at July 31, 1994 (brought forward)                  $    --      $   (58,500)   $(1,774,418)

Sale of shares to private investors, net                         --             --        1,974,202
Conversion of short-term borrowings                              --             --           44,000
Issuance of shares for services                                  --             --           77,265
Exercise of options at $2.27 - $2.50 per share                   --             --          437,200
Common stock to be issued                                        --             --          339,008
Common stock to be issued, for services                          --             --            4,800
Amortization of deferred compensation, restricted stock          --           58,500         58,500
Net loss                                                         --             --       (1,993,123)
                                                            ---------    -----------     ----------
Balance at July 31, 1995                                         --             --         (832,566)

Sale of shares to private investors, net                         --             --        8,633,600
Issuance of shares for services                                  --             --           66,078
Exercise of options at $2.50 - $3.87 per share                   --             --        1,658,200
Sale of warrants                                                 --             --           12,084
Issuance of options/warrants for services                        --             --           50,872
Common stock to be issued                                        --             --          258,335
Subscription receivable                                      (254,185)          --         (254,185)
Net loss                                                         --             --       (2,942,152)
                                                            ---------    -----------     ----------
Balance at July 31, 1996                                     (254,185)          --        6,650,266

Sale of shares to private investors, net                         --             --          504,000
Issuance of options for services                                 --             --           76,504
Exercise of options at $2.45 - $4.00 per share, net           254,185           --        2,616,938
Exercise of  warrants at $5.00 per share, net                    --             --          737,250
Net loss                                                         --             --       (5,018,867)
                                                            ---------    -----------     ----------
Balance at July 31, 1997                                         --             --        5,566,091

Sale of shares to private investors, net                         --             --        4,202,214
Issuance of options for services                                 --             --          199,954
Exercise of warrants at $2.20 - $2.50 per share                  --             --           11,085
Issuance of shares for services, net                             --             --          100,000
Net loss                                                         --             --       (6,387,506)
                                                            ---------    -----------     ----------
Balance at July 31, 1998                                         --             --        3,691,838

Issuance of options for services                                 --             --          205,593
Issuance of shares for services, net                             --             --           16,405
Net loss                                                         --             --       (3,156,636)
                                                            ---------    -----------     ----------
Balance at July 31, 1999 (carried forward)                  $    --      $      --       $  757,200

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued



                                                                                                                 Deficit
                                                           Common Stock                                        accumulated
                                                    --------------------------    Capital in       Common         during
                                                     Number of                   excess of par   stock to be    development
                                                      Shares         Amount          value         issued          stage
                                                    -----------   ------------   -------------   -----------   ------------
Balance at July 31, 1999 (brought forward)           17,286,594   $     17,286    $ 55,694,195      $    --    $(54,954,281)

Sale of shares to private investors, net                875,000            875         547,417           --            --
Exercise of options at $0.43 to $1.43 per share          95,000             95          45,755           --            --
Issuance of shares for services, net                    174,965            175          92,009           --            --
Vesting of options previously issued for services          --             --           146,912           --            --
Net loss                                                   --             --              --             --      (1,722,298)
                                                    -----------   ------------    ------------    -----------  ------------
Balance at July 31, 2000                             18,431,559   $     18,431    $ 56,526,288      $    --    $(56,676,579)
                                                    ===========   ============    ============    ===========  ============



                                                                       Deferred
                                                                       Compens-
                                                                        sation       Total stock-
                                                      Subscription    restricted   holders' equity
                                                       Receivable       stock       (deficiency)
                                                      ------------   -----------   --------------
Balance at July 31, 1999 (brought forward)            $      --      $      --     $   757,200

Sale of shares to private investors, net                     --             --         548,292
Exercise of options at $0.43 to $1.43 per share              --             --          45,850
Issuance of shares for services, net                         --             --          92,184
Vesting of options previously issued for services            --             --         146,912
Net loss                                                     --             --      (1,722,298)
                                                      -----------    -----------   -----------
Balance at July 31, 2000                              $      --      $      --     $  (131,860)
                                                      ===========    ===========   ===========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                         Years ended July 31, 2000, 1999
                          and 1998, and the Period from
                                 August 24, 1981
                      (Date of Inception) to July 31, 2000


                                                                     August 24,
                                                                     1981 (date
                                                                      of incep-
                                                                      tion) to
                                                                      July 31,
                                                                        2000            2000            1999            1998
                                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $(56,676,579)   $ (1,722,298)   $ (3,156,636)   $ (6,387,506)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Gain on sale of marketable securities                              (25,963)           --              --              --
      Depreciation and amortization                                    1,417,843          93,748         101,231         102,836
      Loss on disposal of property and equipment                          18,926            --              --              --
      Noncash operating expenses                                       5,519,384         146,912         208,053         199,954
      Amortization of deferred compensation                           11,442,000            --              --              --
      Amortization of organization costs                                   4,590            --              --              --
      Changes in assets and liabilities:
        (Increase) decrease  in loan receivable, related party              --              --              --              --
        (Increase) decrease in other current assets                      (88,484)         58,224         (29,521)         47,919
        Decrease in other assets                                          36,184            --              --              --
        Increase in loans and interest payable, related party            744,539            --              --              --
        Increase (decrease) in accounts payable                          456,868          76,901        (513,338)        438,336
        Increase in accrued payroll and expenses, related parties      2,348,145            --              --              --
        Increase (decrease) in accrued expenses                          953,359        (366,804)       (314,248)        399,057
                                                                    ------------    ------------    ------------    ------------
           Net cash used in operating activities                     (33,849,188)     (1,713,317)     (3,704,459)     (5,199,404)
                                                                    ------------    ------------    ------------    ------------

Cash flows from investing activities:
      Purchase of marketable securities                                 (290,420)           --              --              --
      Proceeds from sale of marketable equity securities                 316,383            --              --              --
      Purchase of property and equipment                              (1,406,836)        (37,575)           --           (75,315)
      Patent costs                                                       (97,841)           --              --              --
                                                                    ------------    ------------    ------------    ------------
           Net cash used in investing activities                      (1,478,714)        (37,575)           --           (75,315)
                                                                    ------------    ------------    ------------    ------------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued


                                                                     August 24,
                                                                     1981 (date
                                                                      of incep-
                                                                      tion) to
                                                                      July 31,
                                                                        2000            2000            1999            1998
                                                                    ------------    ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                               $    849,500    $       --      $       --      $       --
  Payment of short-term borrowings                                      (623,500)           --              --              --
  Increase in loans payable, related party, net                        2,628,868            --              --              --
  Proceeds from bank debt and other long-term debt,
   net of deferred debt costs                                          2,452,460          41,577            --              --
  Reduction of bank debt and long-term debt                           (2,929,243)        (10,515)         (9,175)     (1,381,416)
  Proceeds from issuance of common stock, net                         27,353,739         548,292          (2,686)      4,202,214
  Proceeds from exercise of stock options and warrants, net            5,506,523          45,850            --            11,085
  Proceeds from issuance of convertible debentures                       347,000            --              --              --
                                                                    ------------    ------------    ------------    ------------
      Net cash provided by financing activities                       35,585,347         625,204         (11,861)      2,831,883
                                                                    ------------    ------------    ------------    ------------

      Net increase (decrease) in cash and cash equivalents               257,445      (1,125,688)     (3,716,320)     (2,442,836)
Cash and cash equivalents at beginning of period                            --         1,383,133       5,099,453       7,542,289
                                                                    ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                          $    257,445    $    257,445    $  1,383,133    $  5,099,453
                                                                    ============    ============    ============    ============

Supplemental disclosure of cash flow information - interest paid    $  1,653,713    $      4,980    $      2,378    $     21,782
                                                                    ============    ============    ============    ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for loan
   payable to officer                                               $  2,725,000    $       --      $       --      $       --
                                                                    ============    ============    ============    ============
  Issuance of common stock upon the conversion of convertible
   subordinated debentures, related party                           $  2,945,000    $       --      $       --      $       --
                                                                    ============    ============    ============    ============

  Conversion of short-term borrowings to common stock               $    226,000    $       --      $       --      $       --
                                                                    ============    ============    ============    ============

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued


                                                           August 24,
                                                           1981 (date
                                                            of incep-
                                                            tion) to
                                                            July 31,
                                                              2000         2000       1999        1998
                                                          -----------    --------   --------   -----------
Conversion of accrued interest, payroll and
  expenses by related parties to stock options            $ 3,194,969    $   --     $   --     $      --
                                                          ===========    ========   ========   ===========

Repurchase of stock options from related party            $  (198,417)   $   --     $   --     $      --
                                                          ===========    ========   ========   ===========

Conversion of accrued interest to stock options           $   142,441    $   --     $   --     $      --
                                                          ===========    ========   ========   ===========

Conversion of accounts payable to common stock            $   286,170    $ 92,184   $ 16,631   $   100,000
                                                          ===========    ========   ========   ===========

Conversion of notes payable, bank and accrued
  interest to long-term debt                              $ 1,699,072    $   --     $   --     $      --
                                                          ===========    ========   ========   ===========

Conversion of loans and interest payable, related party
  and accrued payroll and expenses, related parties to
  long-term accrued payroll and other, related party      $ 1,863,514    $   --     $   --     $      --
                                                          ===========    ========   ========   ===========

Issuance of common stock upon the conversion of
  convertible subordinated debentures, other              $   127,000    $   --     $   --     $      --
                                                          ===========    ========   ========   ===========

Issuance of common stock for services rendered            $    94,644    $ 92,184   $  2,460   $      --
                                                          ===========    ========   ========   ===========



See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


                    Years ended July 31, 2000, 1999 and 1998
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2000

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

     Certain reclassifications to the prior year financial information were made to conform with the July 31, 2000 presentation.

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

     Comprehensive Income (Loss)

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $1,722,000, $3,157,000 and $6,388,000, recorded for the years ended July 31, 2000, 1999 and 1998, respectively, is equal to the comprehensive loss for those periods.

     Earnings Per Common Share

     "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The number of options and warrants excluded from the calculation was 6,156,195, 5,894,875 and 5,911,557 at July 31, 2000, 1999 and 1998, respectively.

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

(2)  Liquidity

     The Company has reported net losses of $1,722,000, $3,157,000, and $6,388,000 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively. The loss from date of inception, August 24, 1981, to July 31, 2000 amounts to $56,677,000. Also, the Company has a working capital deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company raised capital through the sale of a portion of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund operations from cash on hand and through the sources of capital previously described. In August and September 2000, the Company received gross proceeds of approximately $516,000 from the private placement of various individual investors and exercise of stock options by a related party.

     The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussion with several potential strategic alliance partners including major international biopharmaceutical companies to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, there can be no assurance that any such alliances will materialize. The Company intends to seek foreign marketing approvals for ONCONASE(R) for the treatment of malignant mesothelioma. Clinical data is required in certain European countries for registration. Therefore, the Company has initiated a plan to expand its ongoing clinical trial internationally. However, there can be no assurance that any such plan will materialize. The Company's ability to raise funding at this time may be dependent upon other factors including, without limitation, market conditions, and such funds may not be available or be available on acceptable terms.


                                                                     (Continued)
                                      F-17

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(2)  Liquidity, (Continued)

     The Company's common stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, the Company's common stock trades on the OTC Bulletin Board under the symbol "ACEL". Delisting of the Company's common stock from Nasdaq could have a material adverse effect on its ability to raise additional capital, its stockholders' liquidity and the price of its common stock.

(3)  Property and Equipment

     Property and equipment, at cost, consists of the following at July 31:


                                                  2000           1999
                                                  ----           ----

      Laboratory equipment                    $  755,040         755,040
      Office equipment                           296,105         290,764
      Leasehold improvements                      97,833          97,833
                                              ----------      ----------
                                              $1,148,978       1,143,637
                                              ==========      ==========

(4)  Long-term Debt

     Long-term debt consists of the following at July 31:

                                                                       2000             1999
                                                                     -------          -------
Note  payable, in monthly installments of $1,459, including
      principal and interest commencing April 2000 and each
      month thereafter until March 2005, secured by equipment.       $37,325          $  --

Note  payable in monthly installments of $729, including
      principal and interest commencing April 1996 and each
      month thereafter until May 2000, secured by equipment.             --             6,727
                                                                     -------          -------
                                                                      37,325            6,727
Less current portion                                                   7,074            6,727
                                                                     -------          -------
                                                                     $30,251          $  --
                                                                     =======          =======

(5)  Leases

     The Company leases its facility under a five-year operating lease which is due to expire on December 31, 2001. The annual rental obligation, which commenced January 1, 1997, is $96,775 and is subject to annual escalation amounts. Rent expense charged to operations was $127,000, $108,000, and $97,000 in 2000, 1999 and 1998, respectively.



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(5)  Leases, Continued

     Future minimum lease payments under noncancellable leases for the next two years ending July 31 are as follows:

                                     Operating leases
                                     ----------------
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

     On January 17, 1983, the Company sold 660,000 shares of its common stock and 330,000 common stock purchase warrants in a public offering at a price of $2.50 per share, resulting in net proceeds to the Company of approximately $1,308,446. The warrants were to expire 12 months after issuance; however, the Company extended the expiration date to July 16, 1984. During the fiscal years ended July 31, 1983 and 1984, the net proceeds to the Company from the exercise of the warrants amounted to $934,000. Each common stock purchase warrant was not detachable from its common stock or exercisable until six months after the issuance date of January 17, 1983. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $3.00 after six months and prior to nine months after issuance. The exercise price increased to $3.50 after nine months and prior to 12 months after issuance.

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

     On February 22, 1984, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of two series of new warrants, each to purchase an aggregate of 330,000 shares (hereinafter referred to as one-year warrants and two-year warrants). The one-year warrants had an exercise price of $6.50 per share and expired July 17, 1985. The two-year warrants had an exercise price of $10.00 per share and were to expire July 17, 1986. However, the Company extended the expiration date to August 31, 1987. The one-year warrants and two-year warrants were issued as of July 17, 1984 on a one-for-one basis to those public offering warrant holders who exercised their original warrants, with the right to oversubscribe to any of the warrants not exercised. During the fiscal years ended July 31, 1985, 1986, 1987 and 1988, the Company received net proceeds of approximately $2,471,000 as a result of the exercise of the warrants.

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


                                                                     (Continued)
                                      F-23

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     In June 1996, the Company sold in a private placement 1,515,330 shares of common stock and three-year warrants to purchase 313,800 shares of common stock at an exercise price of $7.50 per share. Of these shares, 12,000 were issued for services rendered to the Company. The common stock was sold alone at a per share price of $3.70, in combination with warrants at a per unit price of $12.52 and warrants were sold alone at a per warrant price of $1.42. Each unit consisted of three shares of common stock and one warrant. The Company received proceeds of approximately $5.7 million. The warrants expired during the fiscal year ended July 31, 2000.

     In June 1996, the Company issued 10,000 five-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $4.95 per share. The Company recorded research and development expense of $28,260 which was the fair value of the stock options on the date of issuance.

     During the fiscal year ended July 31, 1996, 207,316 shares of common stock were sold from October 1995 to April 1996 at per share prices ranging from $3.60 to $4.24 resulting in proceeds of approximately $808,000.

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

     In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events: 25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United
     States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE in the United States. The Company recorded research and development expense of $263,800 which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 2000.

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

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of July 31, 2000, the Company recorded general and administrative expense of $124,600, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

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


                                                                     (Continued)
                                      F-25

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     On January 23, 1998 the Securities and Exchange Commission (the "SEC") declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which has not yet been declared effective.

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

     In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $138,100 is being amortized over a five-year period which commenced in March 1998. As of July 31, 2000, the Company recorded general and administrative expense of $81,100, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.


                                                                     (Continued)
                                      F-26

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     On April 20, 1998 the SEC declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,918,299 shares of common stock. Of these shares (i) an aggregate of 2,337,150 shares of Common Stock were issued to the private placement investors in the February 1998 Private Placement, (ii) an aggregate of 1,168,575 shares may be issued upon exercise of the Warrants which were issued to the private placement investors in the February 1998 Private Placement, (iii) 350,574 shares may be issued upon the exercise of the Placement Agent Warrant which was issued to the placement agent in the February 1998 Private Placement and the Warrants issuable upon exercise of the Placement Agent Warrant, (iv) 50,000 shares of Common Stock were issued to a Supplier in connection with conversion of an outstanding accounts payable, and (v) 12,000 shares may be issued upon the exercise of options which were issued as payment for services to be rendered. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which has not yet been declared effective.

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

     On October 1, 1998 (the "Effective Date"), the Company entered into an agreement with a consultant (the "Agreement"), resulting in the issuance of 200,000 five-year stock options with an exercise price of $1.00


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     per share as payment for services to be rendered. These options will vest as follows: an aggregate of 20,000 shall vest on October 1, 1999 or upon signing of the first corporate partnering deal, whichever shall occur first; an aggregate of 2,500 of such options shall vest on the last day of each month over the first twelve months after the Effective Date of the Agreement; the remaining 150,000 options will vest on the third anniversary of the Effective Date of the Agreement provided that the consultant is still providing consulting services to the Company under the Agreement at that time. The vesting of such remaining options shall be accelerated as follows: 50,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is less than $5,000,000; 100,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $5,000,000 but less than $10,000,000; 200,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $10,000,000. Should the Company sell a controlling interest in its assets and/or equity at any time after the signature of the Agreement, all options will vest. The Company has recorded approximately $49,300 of general and administrative expense based upon the fair value of the vested options through July 31, 2000. Additional expense will be recorded in subsequent periods through October 1, 2001 as the remainder of the options vest. During the fiscal year ended July 31 2000, the Agreement was terminated which resulted in the cancellation of 150,000 options.

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

     During the fiscal year ended July 31, 2000, the Company issued 174,965 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $92,184 was charged to operations.

     During the fiscal year ended July 31, 2000, the Company issued 95,000 shares of common stock upon the exercise of stock options by unrelated parties which resulted in gross proceeds of $45,850 to the Company. The exercise prices of the options ranged from $0.43 to $1.43.




                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(6)  Stockholders' Equity, (Continued)

     During the fiscal year ended July 31, 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $548,300 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 875,000 shares of common stock, inclusive of additional warrants issued so that all investors in the private placements received substantially the same securities, at per share exercise prices ranging from $1.03 to $4.55. The warrants will expire during the period commencing May 2003 and ending in May 2005.

(7)  Common Stock Warrants

     During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and expired.

     The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 2000:


                                                                               Exercise
                                                                  Warrants       Price            Expiration
                                                                  --------     --------           ----------
Sold in March 1994 Private Placement                              800,000     $    5.00       3/21/97 to 6/21/97

Outstanding at July 31, 1994                                      800,000          5.00       3/21/97 to 6/21/97

Sold in September 1994 Private Placement                          288,506          5.50       12/9/97 to 12/14/97
Sold in October 1994 Private Placement                             40,000          5.50             1/21/98
Sold in September 1995 Private Placement                           47,405          4.00             10/1/98
                                                               ----------

Outstanding and exercisable at July 31, 1995                    1,175,911     4.00 - 5.50     3/21/97 to 10/1/98

Issued to bank in connection with an amendment
     to the Company's term loan                                    10,000          4.19             8/31/97
Sold in September 1995 Private Placement                            8,540          4.00             10/1/98
Sold in June 1996 Private Placement                               313,800          7.50       8/29/99 to 9/10/99
                                                               ----------

Outstanding and exercisable at July 31, 1996                    1,508,251     4.00 - 7.50     3/21/97 to 9/10/99

Exercised                                                         147,450          5.00       3/21/97 to 6/21/97
Expired                                                           652,550          5.00       3/21/97 to 6/21/97
                                                               ----------

Outstanding and exercisable at July 31, 1997                      708,251     4.00 - 7.50     12/9/97 to 9/10/99

Sold in February 1998 Private Placement                         1,168,575          2.50             5/19/01


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued



(7)  Common Stock Warrants, (Continued)

                                                                               Exercise
                                                                  Warrants       Price            Expiration
                                                                  --------     --------           ----------
Issued to the Placement Agent in connection
    with the February 1998 Private Placement
    (see note 6)                                                  350,574      2.20 - 2.50          5/19/01
Exercised                                                           4,950      2.20 - 2.50          5/19/01
Expired                                                           338,506      4.19 - 5.50     8/31/97 to 1/21/98
                                                                ---------

Outstanding and exercisable at July 31, 1998                    1,883,944      2.20 - 7.50     10/1/98 to 5/19/01

Expired                                                            55,945          4.00              10/1/98
                                                                ---------

Outstanding and exercisable at July 31, 1999                    1,827,999      2.20 - 7.50     10/1/98 to 5/19/01

Sold in February 2000 Private Placement                           875,000      1.03 - 4.55     5/28/03 to 5/28/05
Expired                                                           313,800          7.50        8/30/99 to 9/11/99
                                                                ---------

Outstanding and exercisable at July 31, 2000                    2,389,199      1.03 - 4.55     5/19/01 to 5/28/05
                                                                =========      ===========


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

     The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2000:


                                                              Weighted Average
                             Shares Available   Number of    Exercise Price Per
                               for Grant          Shares           Share
                             ----------------   ---------    ------------------
Balance August 1, 1994         1,926,841        5,935,337       $   3.76
     Granted                    (818,850)         818,850           2.60


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued



(8)   Stock Options, (Continued)


                                                              Weighted Average
                             Shares Available   Number of    Exercise Price Per
                               for Grant          Shares           Share
                             ----------------   ---------    ------------------

      Exercised                     --           (185,000)         2.36
      Canceled                      --         (1,897,500)         4.30
                              ----------       ----------
 Balance July 31, 1995         1,107,991        4,671,687          3.39
      Granted                   (296,205)         296,205          3.99
      Exercised                     --           (656,334)         2.92
      Canceled                     6,500         (235,333)         4.89
                              ----------       ----------
 Balance July 31, 1996           818,286        4,076,225          3.43
      1997 Plan                2,000,000             --            --
      Granted                   (932,500)         932,500          4.90
      Exercised                     --           (639,500)         3.82
      Canceled                   484,845         (484,845)         4.70
                              ----------       ----------
 Balance July 31, 1997         2,370,631        3,884,380          3.56
      Granted                   (234,333)         234,333          3.31
      Canceled                    91,100          (91,100)         3.81
                              ----------       ----------
Balance July 31, 1998          2,227,398        4,027,613          3.54
      Granted                   (595,000)         595,000          0.62
      Canceled                   443,934         (555,737)         3.97
                              ----------       ----------
Balance July 31, 1999          2,076,332        4,066,876          3.05
      Granted                   (827,000)         827,000          0.52
      Exercised                     --            (95,000)         0.48
      Canceled                   638,395       (1,031,880)         2.73
                              ----------       ----------
 Balance July 31, 2000         1,887,727        3,766,996          2.65
                              ==========       ==========          ====

     The stock options granted in fiscal year ended July 31, 2000 included an aggregate total of 75,000 stock options issued to the Company's outside board of directors and an aggregate total of 350,000 stock options issued to the employees of the Company, which will vest and become exercisable upon FDA approval of ONCONASE(R) for malignant mesothelioma provided that ONCONASE(R) must be approved on or before December 31, 2001, or these options will terminate, and the employees must be actively employed by Alfacell through the date of the approval. Compensation expense, if any, will be determined based on the Company's stock price on the vesting date relative to the options exercise price. The options outstanding at July 31, 2000 will expire between August 4, 2000 and October 18, 2008.

     In August 1998, Ms. Shogen and Dr. Mikulski settled, and the court approved the settlement, of a claim brought against them in the United States
     District Court, District of New Jersey at Newark, New Jersey, by a shareholder under Section 16(b) of the Securities Exchange Act of 1934 for profits alleged to have been realized by Ms. Shogen and Dr. Mikulski in transactions involving the Company's securities in 1988 and 1989. Claims under section 16(b) are for profits calculated under such statute to have been realized



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)

     for sales and purchases of the Company's securities made within a six month period. In this case the purchases which formed the basis for this claim were issuances of shares of stock to Ms. Shogen and Dr. Mikulski under employment agreements with the Company based upon the Company's achievement of certain milestones. No allegations of fraud were made. Ms. Shogen agreed to pay the Company $91,971.00 and Dr. Mikulski agreed to pay the Company $72,903.00. Such payments are to be made in a form acceptable to the Company whether in cash, shares of the Company's common stock or options to purchase the Company's common stock, with 25% of such payments having been made in August 1998 and the remainder of such amounts payable in three equal installments in August 1999, 2000 and 2001. The initial payments were made by the cancellation of options to purchase 44,999 shares of common stock owned by Ms. Shogen and the cancellation of options to purchase 35,669 shares of common stock owned by Dr. Mikulski. The obligation to make the remaining payments is secured by the pledge to the Company of options to purchase 154,908 and 122,136 shares of common stock by Ms. Shogen and Dr. Mikulski, respectively. In August 1999, Ms. Shogen paid the balance in full by the cancellation of options to purchase 134,995 shares owned by Ms. Shogen and Dr. Mikulski paid an installment equal to one-third of the balance by the cancellation of options to purchase 35,367 shares owned by Dr. Mikulski. In February 2000 Dr. Mikulski paid the balance in full by the cancellation of options to purchase 31,599 shares owned by him.

     On August 31, 1999 the Company entered into a separation agreement and general release with Ms. Gail E. Fraser, former Chief Financial Officer pursuant to which the Company and Ms. Fraser agreed that an aggregate of 395,000 options granted to Ms. Fraser under the 1993 Plan, all of which had vested as of the date of resignation will remain vested and exercisable until December 30, 2000 and an aggregate of 70,000 options granted under the 1993 Plan which had not vested on the date of resignation will be deemed vested as of the date of resignation and will remain exercisable until December 30, 2000. As of July 31, 2000, 90,000 of these options were exercised.

     The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2000, 1999 and 1998 were $0.45, $0.36 and $2.03, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:


                                               2000        1999        1998
                                              ------      ------      ------

     Expected dividend yield                      0%          0%          0%
     Risk-free interest rate                   6.00%       6.00%       6.00%
     Expected stock price volatility         114.50%      93.99%      88.15%
     Expected term until exercise (years)      6.37        5.59        6.17

     Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded are as follows:



                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)


                                         2000             1999          1998
                                         ----             ----          ----
     Net Loss:
      As reported                    $(1,722,298)     $(3,156,636)  $(6,387,506)
      Pro forma                       (1,956,667)      (3,429,057)   (6,697,066)
     Loss per common share:
      As reported                    $     (0.10)     $     (0.18)  $     (0.40)
      Pro forma                            (0.12)           (0.22)        (0.42)

     The pro forma effects on net loss and loss per share for 2000, 1999 and 1998 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years.

     The following table summarizes information concerning options outstanding at July 31, 2000:


                     Options Outstanding                                            Options Exercisable
     -------------------------------------------------------------------        ---------------------------

                                        Weighted Average       Weighted                            Weighted
       Range of                             Remaining          Average                             Average
       Exercise                            Contractual         Exercise                            Exercise
        Prices              Shares        Term (Years)          Price              Shares           Price
        ------              ------        ------------          -----              ------           -----
     $0.00 - 1.99          1,148,000          6.17              $0.51              487,400          $0.53
      2.00 - 2.99            204,000          3.08               2.59              139,000           2.54
      3.00 - 3.99          1,639,318          1.96               3.21            1,594,318           3.20
      4.00 - 4.99            563,178          1.20               4.29              541,178           4.27
      5.00 - 5.99            167,500          4.38               5.17               97,500           5.17
      6.00 - 6.99             45,000          2.42               6.97               45,000           6.97
      ===========         ----------          ====               ====            ---------           ====
                           3,766,996                                             2,904,396
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

     Non-Qualified Stock Options

     The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:


                                                                    (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)  Stock Options, (Continued)



                                                                           Shares       Price Range
                                                                           ------       -----------

      Granted                                                            1,782,000    $  3.00-3.87
      Exercised                                                           (276,989)      3.00-3.50
      Canceled                                                            (106,000)      3.00-3.50
      Expired                                                             (649,011)      3.00-3.50
      Granted pursuant to conversion of certain liabilities:
        Related party                                                    1,324,014          3.20
        Unrelated party                                                     73,804          3.20
      Repurchased stock options                                           (102,807)         3.20
                                                                         ---------
      Balance at July 31, 1994                                           2,045,011       3.20-3.87
                                                                         =========       =========

     In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:


                                                           Shares    Price Range
                                                          --------   -----------
      Granted (42,167 options were repriced                894,887    $2.50-7.00
          and extended as described in note 8)
      Exercised                                            (81,000)    3.97-6.50
      Expired                                             (201,720)    3.97-6.50
                                                          --------
      Balance at July 31, 1994                             612,167     2.50-7.00
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


                                                                     (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued



(8)  Stock Options, (Continued)

                                                    Shares          Price Range
                                                    ------          -----------
     Expired                                     (1,911,365)         2.75-5.00
     Canceled                                       (10,000)              5.00
                                                 ----------
     Balance at July 31, 1994                     1,575,000          3.50-5.00
                                                 ==========          =========

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

(9)  Stock Grant and Compensation Plans

     The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:



       Year                                                          Amount
      ended                                        Fair                of
     July 31,                 Shares               Value          Compensation
     --------                --------              -----          -------------

       1983                    20,000         $    5.50            $  110,000
       1984                    19,750              5.125              101,219
       1985                    48,332           5.125-15.00           478,105
       1986                    11,250           5.125-15.00           107,032
       1988                    19,000              3.50                 6,500
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


           Year                                                 Amount
           ended                          Fair                    of
         July 31,         Shares          Value              Compensation
         --------         ------          -----              ------------

           1984          130,250       2.50-3.88             $  385,917
           1985           99,163       3.50-15.00               879,478
           1985          (42,500)         2.50                 (105,825)*
           1986           15,394       9.65-15.00               215,400
           1987            5,000         15.00                   75,000
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

     Awards and grants were authorized under the 1989 Stock Plan during the following fiscal years:


              Year ended                                            Amount of
               July 31,          Shares       Fair Value          Compensation
              ----------         ------       ----------          ------------
                 1989            30,000         $5.00              $150,000
                 1990            56,000          6.00               336,000
                 1991           119,000          4.00               476,000
                 1992           104,000          2.75               286,000
                 1993           117,000          2.00               234,000
                 1994             5,000          3.00                15,000
                                =======         =====              ========

     Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 2000, 1999 or 1998.

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

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. Approximately $2.4 million of the Company's tax benefits were approved for sale by the state in December 1999, of which approximately $1 million was allocated to be sold between July 1, 1999 and June 30, 2000. In December 1999, the Company received $755,854 from the sale of $1 million of its tax benefits. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1.4 million between July 1, 2000 and June 30, 2001, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

     At July 31, 2000 and 1999, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                    (Continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(10) Income Taxes, (Continued)


                                                                        2000            1999
                                                                ------------    ------------
     Deferred tax assets:
           Excess of book over tax depreciation                 $     72,248    $     37,035
           Accrued expenses                                          171,916         311,458
           Federal and state net operating loss carryforwards     14,838,624      15,227,316
           Research and experimentation and investment tax
               credit carry forwards                                 922,785         843,418
                                                                ------------    ------------
     Total gross deferred tax assets                              16,005,573      16,419,227
     Valuation allowance                                         (16,005,573)    (16,419,227)
                                                                ------------    ------------
     Net deferred tax assets                                    $     --        $     --
                                                                ============    ============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At July 31, 2000, the Company has federal net operating loss carryforwards of approximately $39,920,910 that expire in the years 2001 to 2020. The
     Company also has investment tax credit carryforwards of $26,867 and research and experimentation tax credit carryforwards of $818,308 that expire in the years 2001 to 2020. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(11) Other Financial Information

     Accrued expenses as of July 31, consist of the following:


                                              2000       1999
                                              ----       ----

                Payroll and payroll taxes   $ 34,926   $ 50,160
                Professional fees             43,000     28,000
                Clinical trial grants        308,070    683,515
                Other                         25,851     16,975
                                            --------   --------
                                            $411,847   $778,650
                                            ========   ========

     Other current assets as of July 31, consist of the following:


                                              2000       1999
                                              ----       ----

                        Insurance           $ 15,963   $ 65,330
                        NIH research            --       14,579
                        Other                 12,654      7,399
                                            --------   --------
                                            $ 28,617   $ 87,308
                                            ========   ========


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

(13) Research and Development Agreement

     In November 1992, the Company entered into a CRADA with the NIH. In accordance with this CRADA, the NIH will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in July 31, 1999, the Company was obligated to pay approximately $5,300 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000 for the years ended July 31, 1999 and 1998.

     In August 1995, the Company entered into a CRADA with the NCI. In accordance with this CRADA, the NCI will perform research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in August 1999, the Company was obligated to pay approximately $5,200 per month to the NCI. In September 1999, this research and development agreement was amended to expire in August 2000 and in June 2000 the expiration was extended to expire in August 2001. Both extensions were without additional cost for the Company. Total research and development expenses under this arrangement amounted to $5,200, $62,400 and $60,400 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

(14) 401 (K) Savings Plan

     Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2000 and 1999, the Company's contribution to the Plan amounted to $21,714 and $16,052, respectively.