Form 10-Q
period 2000-10-31
ALFACELL CORP
filed 2000-12-15
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      October  31,  2000                                          0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                               22-2369085
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


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of common stock, $.001 par value, outstanding as of December 12, 2000 was 18,816,691 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       October 31, 2000 and July 31, 2000

                                                                                                   October 31,
                                                                                                      2000                July 31,
                                 ASSETS                                                            (Unaudited)              2000
                                                                                                  ------------         ------------
Current assets:
     Cash and cash equivalents                                                                    $    146,716         $    257,445
     Deferred tax asset                                                                                451,395                 --
     Other assets                                                                                      138,328               28,617
                                                                                                  ------------         ------------
         Total current assets                                                                          736,439              286,062

Property and equipment, net of accumulated depreciation and amortization
   of $1,025,838 at October 31, 2000 and $1,006,808 at July 31, 2000                                   123,140              142,170

Other assets                                                                                            59,867               59,867
                                                                                                  ------------         ------------

         Total assets                                                                             $    919,446         $    488,099
                                                                                                  ============         ============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Current portion of long-term debt                                                            $      7,081         $      7,074
     Accounts payable                                                                                  156,938              170,788
     Accrued expenses                                                                                  360,681              411,846
                                                                                                  ------------         ------------
         Total current liabilities                                                                     524,700              589,708

Long-term debt, less current portion                                                                    29,080               30,251
                                                                                                  ------------         ------------
         Total liabilities                                                                             553,780              619,959
                                                                                                  ------------         ------------


Commitments and contingencies

Stockholders' equity (deficiency):
     Preferred stock, $.001 par value
         Authorized and unissued, 1,000,000 shares at October 31, 2000
            and July 31, 2000                                                                             --                   --
     Common stock $.001 par value
         Authorized 40,000,000 shares at October 31, 2000 and July 31, 2000;
         Issued and outstanding 18,816,691 shares at October 31, 2000
            and 18,431,559 shares at July 31, 2000                                                      18,816               18,431
     Capital in excess of par value                                                                 57,083,927           56,526,288
     Deficit accumulated during development stage                                                  (56,737,077)         (56,676,579)
                                                                                                  ------------         ------------
         Total stockholders' equity (deficiency)                                                       365,666             (131,860)
                                                                                                  ------------         ------------

         Total liabilities and stockholders' equity (deficiency)                                  $    919,446         $    488,099
                                                                                                  ============         ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 2000 and 1999,
                      and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2000

                                   (Unaudited)

                                                                                                                 August 24, 1981
                                                                              Three Months Ended               (Date of Inception)
                                                                                  October 31,                           to
                                                                          2000                  1999             October 31, 2000
                                                                          ----                  ----             ----------------
Revenue:
     Sales                                                           $       --                     --                  553,489
     Investment income                                                      3,754                 14,953              1,362,918
     Other income                                                            --                     --                   60,103
                                                                     ------------           ------------           ------------
Total revenue                                                               3,754                 14,953              1,976,510
                                                                     ------------           ------------           ------------

Costs and expenses:
     Cost of sales                                                           --                     --                  336,495
     Research and development                                             368,157                571,908             36,336,514
     General and administrative                                           145,589                156,392             20,305,237
     Interest:
         Related parties                                                     --                     --                1,033,960
         Others                                                             1,901                    889              1,908,630
                                                                     ------------           ------------           ------------
Total costs and expenses                                                  515,647                729,189             59,920,836
                                                                     ------------           ------------           ------------

Net (loss) before state tax benefit                                      (511,893)              (714,236)           (57,944,326)

     State tax benefit                                                    451,395                   --                1,207,249
                                                                     ------------           ------------           ------------

Net (loss)                                                           $    (60,498)              (714,236)           (56,737,077)
                                                                     ============           ============           ============

     Loss per basic and diluted common share                         $       0.00                  (0.04)                 (6.65)
                                                                     ============           ============           ============

Weighted average number of shares outstanding                          18,666,624             17,330,140              8,529,081
                                                                     ============           ============           ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 2000 and 1999,
                      and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2000

                                   (Unaudited)

                                                                                                           August 24, 1981
                                                                          Three Months Ended              (Date of Inception)
                                                                              October 31,                         to
                                                                      2000                  1999           October 31, 2000
                                                                      ----                  ----           ----------------
Cash flows from operating activities:
  Net loss                                                       $   (60,498)             (714,236)          (56,737,077)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                               --                    --                 (25,963)
    Depreciation and amortization                                     19,030                24,754             1,436,873
    Loss on disposal of property and equipment                          --                    --                  18,926
    Noncash operating expenses                                        32,202                43,557             5,551,586
    Amortization of deferred compensation                               --                    --              11,442,000
    Amortization of organization costs                                  --                    --                   4,590
Changes in assets and liabilities:
    Increase in deferred tax assets                                 (451,395)                 --                (451,395)
    Increase in other current assets                                (109,711)               (4,553)             (198,195)
    Decrease in other assets                                            --                    --                  36,184
    Increase in interest payable-related party                          --                    --                 744,539
    (Decrease) increase in accounts payable                           (3,820)              118,432               453,048
    Increase in accrued payroll and
       expenses, related parties                                        --                    --               2,348,145
    (Decrease) increase in accrued expenses                          (51,165)              (27,581)              902,194
                                                                 -----------           -----------           -----------
    Net cash used in operating activities                           (625,357)             (559,627)          (34,474,545)
                                                                 -----------           -----------           -----------

Cash flows from investing activities:
    Purchase of marketable equity securities                            --                    --                (290,420)
    Proceeds from sale of marketable equity
       securities                                                       --                    --                 316,383
    Purchase of property and equipment                                  --                    --              (1,406,836)
    Patent costs                                                        --                    --                 (97,841)
                                                                 -----------           -----------           -----------

     Net cash used in investing activities                              --                    --              (1,478,714)
                                                                 -----------           -----------           -----------

See accompanying notes to financial statements.                      (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 2000 and 1999,
                      and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2000

                                   (Unaudited)

                                                                                                         August 24, 1981
                                                                              Three Months Ended       (Date of Inception)
                                                                                  October 31,                    to
                                                                             2000             1999       October 31, 2000
                                                                             ----             ----       ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $       --               --            849,500
  Payment of short-term borrowings                                              --               --           (623,500)
  Increase in loans payable - related party, net                                --               --          2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                                        --               --          2,452,460
  Reduction of bank debt and long-term debt                                   (1,164)          (2,036)      (2,930,407)
  Proceeds from issuance of common stock, net                                499,692             --         27,853,431
  Proceeds from exercise of stock options and warrants, net                   16,100             --          5,522,623
  Proceeds from issuance of convertible debentures                              --               --            347,000
                                                                        ------------     ------------     ------------
     Net cash (used in) provided by financing activities                     514,628           (2,036)      36,099,975
                                                                        ------------     ------------     ------------
     Net (decrease) increase in cash and cash equivalents                   (110,729)        (561,663)         146,716
Cash and cash equivalents at beginning of period                             257,445        1,383,133             --
                                                                        ------------     ------------     ------------
Cash and cash equivalents at end of period                              $    146,716          821,470          146,716
                                                                        ============     ============     ============
Supplemental disclosure of cash flow information -
   interest paid                                                        $      1,901              889        1,655,614
                                                                        ============     ============     ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan
     payable to officer                                                 $       --               --          2,725,000
                                                                        ============     ============     ============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                 $       --               --          2,945,000
                                                                        ============     ============     ============
   Conversion of short-term borrowings to common stock                  $       --               --            226,000
                                                                        ============     ============     ============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                   $       --               --          3,194,969
                                                                        ============     ============     ============
   Repurchase of stock options from related party                       $       --               --           (198,417)
                                                                        ============     ============     ============
   Conversion of accrued interest to stock options                      $       --               --            142,441
                                                                        ============     ============     ============
   Conversion of accounts payable to common stock                       $     10,030           26,576          296,200
                                                                        ============     ============     ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                  $       --               --          1,699,072
                                                                        ============     ============     ============
   Conversion of loans and interest payable, related party
      and accrued payroll and expenses, related parties to
      long-term accrued payroll and other, related party                $       --               --          1,863,514
                                                                        ============     ============     ============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                        $       --               --            127,000
                                                                        ============     ============     ============
   Issuance of common stock for services rendered                       $       --               --              2,460
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

                              ALFACELL CORPORATION
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2000 and the results of operations for the three month periods ended October 31, 2000 and 1999 and the period from August 24, 1981 (date of inception) to October 31, 2000. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $60,000 and $714,000, recorded for the three months ended October 31, 2000 and 1999, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent auditors on the Company's July 31, 2000 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2000 or October 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION, continued

its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund its operations from cash on hand and through the sources of capital previously described. After taking into account the net proceeds received from the sale of its tax benefits in December 2000, the Company believes that its cash and cash equivalents as of October 31, 2000 will be sufficient to meet its anticipated cash needs through April 2001.

2.   EARNINGS (LOSS) PER COMMON SHARE

     "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti- dilutive. The amount of options and warrants excluded from the calculation was 6,537,712 and 5,665,715 at October 31, 2000 and 1999, respectively.

3.   CAPITAL STOCK

     In August 2000, the Company issued 11,800 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $10,030 was charged to operations.

     In August and September 2000, the Company sold an aggregate of 333,332 shares of common stock to private investors at a price of $1.50 per share resulting in net proceeds of $499,692 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 166,666 shares of common stock at per share exercise price of $3.00.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, continued

                                   (Unaudited)

4.   SALE OF NET OPERATING LOSSES

     In September 2000, the Company issued 40,000 shares of common stock upon the exercise of stock options by a related party resulting in gross proceeds of $16,100 to the Company.

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), the Company has $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 and June 30, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information   contained   herein   contains,   in  addition  to  historical
information,  forward-looking  statements that involve risks and  uncertainties.
All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure that the future results covered by these forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to our annual report on Form 10-K for the fiscal year ended July 31, 2000 which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Results of Operations

Three month periods ended October 31, 2000 and 1999

     Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these opeations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three months ended October 31, 2000 and 1999. Investment income for the three months ended October 31, 2000 was $4,000 compared to $15,000 for the same period last year, a decrease of $11,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended October 31, 2000 was $368,000 compared to $572,000 for the same period last year, a decrease of $204,000 or 36%. This decrease was primarily due to a decrease in expenses in preparation of an NDA filing for ONCONASE(R) with the FDA, a decrease in costs in support of on-going Phase III clinical trials for ONCONASE(R) for malignant mesothelioma and a decrease in personnel costs.

     General and Administrative. General and administrative expense for the three months ended October 31, 2000 was $146,000 compared to $156,000 for the same period last year, a decrease of $10,000 or 7%. This decrease was primarily due to a reduction in non-cash expense relating to stock options issued for consulting services.

     Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), our company has $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 and June 30, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

     Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended October 31, 2000 was $60,000 as compared to $714,000 for the same period last year, a decrease of $654,000, primarily due to the sale of our tax benefits. The cumulative loss from the date of inception, August 24, 1981 to October 31, 2000, amounted to $56,737,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 2000, we had a net decrease in cash and cash equivalents of $110,000, which resulted primarily from net cash used in operating activities of $625,000, offset by net cash provided by financing activities of $515,000, primarily from the private placement of common stock and warrants and proceeds from the exercise of stock options. Total cash resources as of October 31, 2000 were $147,000 compared to $257,000 at July 31, 2000.

     Our current liabilities as of October 31, 2000 were $525,000 compared to $590,000 at July 31, 2000, a decrease of $65,000. The decrease was primarily due to the payment of outstanding payables.

     Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. After taking into account the net proceeds we received from the sale of our tax benefits in December 2000, we believe that our cash and cash equivalents as of October 31, 2000 will be sufficient to meet our anticipated cash needs through April 2001. The report of our independent auditors on our July 31, 2000 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2000 and October 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

     We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with several potential strategic alliance partners, including major international biopharmaceutical companies, to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot assure you that any such alliances will materialize. We intend to seek marketing approvals for ONCONASE(R) for the treatment of malignant mesothelioma in foreign territories. In October 2000, we filed an application for Orphan Medicinal Product Designation for ONCONASE(R) with the European Agency for the Evaluation of Medicinal Products, or EMEA. Our application was accepted for consideration, and the review was initiated by EMEA. We expect an opinion from the EMEA in the first calendar year of 2001. Simultaneously, we are in the process of expanding our clinical program in Germany and Italy. However, we cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted.

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), our company has $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 and June 30, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

10.18     1997 Stock Option Plan                                          ###

10.19     Separation  Agreement  with  Michael  C. Lowe  dated as of
          October 9, 1997                                                 ++

10.20     Form of Subscription  Agreement and Warrant Agreement used
          in Private Placement completed on February 20, 1998             +++

10.21     Form of Warrant Agreement issued to the Placement Agent in
          connection  with  the  Private   Placement   completed  on
          February 20, 1998                                               +++

10.22     Placement Agent Agreement dated December 15, 1997               +++

10.23     Separation  Agreement  with Gail Fraser  dated  August 31,
          1999                                                            ++++

10.24     Form of Subscription  Agreement and Warrant Agreement used
          in the August and September 2000 Private Placement              #####

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

++++ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 and incorporated herein by reference thereto.

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

#### Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 2000 and incorporated herein by reference thereto.

#####   Filed herewith.

(b)     Reports on Form 8-K.

        On November 30, 2000, we filed a report on Form 8-K which reported under
Item 9 thereof, the Shareholder Letter dated November 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALFACELL CORPORATION
                                               (Registrant)


December 14, 2000                          /s/ KUSLIMA SHOGEN
                                           ------------------
                                           Kuslima Shogen, Chief Executive
                                           Officer, Acting  Chief Financial
                                           Officer (Principal Executive Officer,
                                           Principal Accounting Officer) and
                                           Chairman of the Board