Form 10-Q
period 2001-01-31
ALFACELL CORP
filed 2001-03-19
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       January 31, 2001                                  0-11088
For the quarterly period ended                    Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       22-2369085
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


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of common stock, $.001 par value, outstanding as of March 14, 2001 was 18,886,691 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       January 31, 2001 and July 31, 2000

                                                                                      January 31,
                                                                                          2001           July 31,
                                ASSETS                                                (Unaudited)          2000
                                ------                                                -----------          ----
Current assets:
     Cash and cash equivalents                                                       $     96,970     $    257,445
     Other assets                                                                          96,498           28,617
                                                                                     ------------     ------------
         Total current assets                                                             193,468          286,062

Property and equipment, net of accumulated depreciation and amortization
   of $1,044,868 at January 31, 2001 and $1,006,808 at July 31, 2000                      104,110          142,170

Other assets                                                                               59,867           59,867
                                                                                     ------------     ------------

         Total assets                                                                $    357,445     $    488,099
                                                                                     ============     ============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Current portion of long-term debt                                               $      7,087     $      7,074
     Accounts payable                                                                     164,518          170,788
     Accrued expenses                                                                     414,546          411,846
                                                                                     ------------     ------------
         Total current liabilities                                                        586,151          589,708

Long-term debt, less current portion                                                       27,518           30,251
                                                                                     ------------     ------------
         Total liabilities                                                                613,669          619,959
                                                                                     ------------     ------------


Commitments and contingencies Stockholders' equity (deficiency):
     Preferred stock, $.001 par value
         Authorized and unissued, 1,000,000 shares at January 31, 2001
            and July 31, 2000                                                                --               --
     Common stock $.001 par value
         Authorized 40,000,000 shares at January 31, 2001 and July 31, 2000;
         Issued and outstanding 18,886,691 shares at January 31, 2001
            and 18,431,559 shares at July 31, 2000                                         18,887           18,431
     Capital in excess of par value                                                    57,150,360       56,526,288
     Deficit accumulated during development stage                                     (57,425,471)     (56,676,579)
                                                                                     ------------     ------------
         Total stockholders' equity (deficiency)                                         (256,224)        (131,860)
                                                                                     ------------     ------------

         Total liabilities and stockholders' equity (deficiency)                     $    357,445     $    488,099
                                                                                     ============     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 2001 and 2000, and the Period from August 24, 1981
                    (Date of Inception) to January 31, 2001

                                   (Unaudited)

                                                                                                                  August 24, 1981
                                                 Three Months Ended                   Six Months Ended          (Date of Inception)
                                                     January 31,                          January 31,                    to
                                                2001               2000             2001              2000        January 31, 2001
                                            ------------      ------------      ------------      ------------    ---------------
REVENUE:
     Sales                                  $       --        $       --        $       --        $       --        $    553,489
     Investment income                             3,015            11,267             6,769            26,220         1,365,933
     Other income                                   --                --                --                --              60,103
                                            ------------      ------------      ------------      ------------      ------------
     TOTAL REVENUE                                 3,015            11,267             6,769            26,220         1,979,525
                                            ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
     Cost of sales                                  --                --                --                --             336,495
     Research and development                    509,679           592,413           877,836         1,164,321        36,846,193
     General and administrative                  179,863           149,590           325,452           305,982        20,485,100
     Interest:
         Related parties                            --                --                --                --           1,033,960
         Others                                    1,867               839             3,768             1,728         1,910,497
                                            ------------      ------------      ------------      ------------      ------------
TOTAL COSTS AND EXPENSES                         691,409           742,842         1,207,056         1,472,031        60,612,245
                                            ------------      ------------      ------------      ------------      ------------

NET LOSS BEFORE
     STATE TAX BENEFIT                      $   (688,394)     $   (731,575)     $ (1,200,287)     $ (1,445,811)     $(58,632,720)

STATE TAX BENEFIT                                   --             755,854           451,395           755,854         1,207,249
                                            ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                           $   (688,394)     $     24,279      $   (748,892)     $   (689,957)     $(57,425,471)
                                            ============      ============      ============      ============      ============

     Loss per basic and diluted
         common share                       $       (.04)     $        .00      $       (.04)     $       (.04)     $      (6.82)
                                            ============      ============      ============      ============      ============

Weighted average number of shares
     outstanding                              18,832,234        17,374,655        18,749,429        17,352,397         8,423,980
                                            ============      ============      ============      ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                        Six months ended January 31, 2001
                          and 2000, and the Period from
                                 August 24, 1981
                     (Date of Inception) to January 31, 2001

                                   (Unaudited)

                                                                                                               August 24, 1981
                                                                              Six Months Ended               (Date of Inception)
                                                                                 January 31,                          to
                                                                           2001                 2000           January 31, 2001
                                                                       -----------          -----------        ----------------
Cash flows from operating activities:
  Net loss                                                             $  (748,892)            (689,957)         (57,425,471)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                     --                   --                (25,963)
    Depreciation and amortization                                           38,060               49,433            1,455,903
    Loss on disposal of property and equipment                                --                   --                 18,926
    Noncash operating expenses                                              64,405               78,008            5,583,789
    Amortization of deferred compensation                                     --                   --             11,442,000
    Amortization of organization costs                                        --                   --                  4,590
Changes in assets and liabilities:
    (Increase) decrease in other current assets                            (67,881)              58,655             (156,365)
    Decrease in other assets                                                  --                   --                 36,184
    Increase in interest payable, related party                               --                   --                744,539
    Increase (decrease) in accounts payable                                  3,760              (15,062)             460,628
    Increase in accrued payroll and expenses, related
      parties                                                                 --                   --              2,348,145
    Increase (decrease) in accrued expenses                                  2,700               (4,637)             956,059
                                                                       -----------          -----------          -----------
Net cash used in operating activities                                     (707,848)            (523,560)         (34,557,036)
                                                                       -----------          -----------          -----------

Cash flows from investing activities: -
    Purchase of marketable equity securities                                  --                   --               (290,420)
    Proceeds from sale of marketable equity
       securities                                                             --                   --                316,383
    Purchase of property and equipment                                        --                   --             (1,406,836)
    Patent costs                                                              --                   --                (97,841)
                                                                       -----------          -----------          -----------

Net cash used in investing activities                                         --                   --             (1,478,714)
                                                                       -----------          -----------          -----------

See accompanying notes to financial statements.                     (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2001 and 2000,
                      and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2001

                                   (Unaudited)

                                                                                                         August 24, 1981
                                                                               Six Months Ended        (Date of Inception)
                                                                                  January 31,                    to
                                                                             2001             2000       January 31, 2001
                                                                        -------------    -------------   ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $        --               --            849,500
  Payment of short-term borrowings                                               --               --           (623,500)
  Increase in loans payable - related party, net                                 --               --          2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                                         --               --          2,452,460
  Reduction of bank debt and long-term debt                                    (2,720)          (4,123)      (2,931,963)
  Proceeds from issuance of common stock, net                                 503,493             --         27,857,232
  Proceeds from exercise of stock options and warrants, net                    46,600            4,087        5,553,123
  Proceeds from issuance of convertible debentures                               --               --            347,000
                                                                        -------------    -------------    -------------
      Net cash (used in) provided by financing activities                     547,373              (36)      36,132,720
                                                                        -------------    -------------    -------------
      Net (decrease) increase in cash and cash equivalents                   (160,475)        (523,596)          96,970
Cash and cash equivalents at beginning of period                              257,445        1,383,133             --
                                                                        -------------    -------------    -------------
Cash and cash equivalents at end of period                              $      96,970          859,537           96,970
                                                                        =============    =============    =============
Supplemental disclosure of cash flow information -
   interest paid                                                        $       3,768            1,728        1,657,481
                                                                        =============    =============    =============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan
      payable to officer                                                $        --               --          2,725,000
                                                                        =============    =============    =============
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                 $        --               --          2,945,000
                                                                        =============    =============    =============
   Conversion of short-term borrowings to common stock                  $        --               --            226,000
                                                                        =============    =============    =============
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                   $        --               --          3,194,969
                                                                        =============    =============    =============
   Repurchase of stock options from related party                       $        --               --           (198,417)
                                                                        =============    =============    =============
   Conversion of accrued interest to stock options                      $        --               --            142,441
                                                                        =============    =============    =============
   Conversion of accounts payable to common stock                       $      10,030           92,184          296,200
                                                                        =============    =============    =============
   Conversion of notes payable, bank and accrued interest
      to long-term debt                                                 $        --               --          1,699,072
                                                                        =============    =============    =============
   Conversion of loans and interest payable, related party
      and accrued payroll and expenses, related parties to
      long-term accrued payroll and other, related party                $        --               --          1,863,514
                                                                        =============    =============    =============
   Issuance of common stock upon the conversion of
      convertible subordinated debentures, other                        $        --               --            127,000
                                                                        =============    =============    =============
   Issuance of common stock for services rendered                       $        --               --              2,460
                                                                        =============    =============    =============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2001 and the results of operations for the three and six month periods ended
January 31, 2001 and 2000 and the period from August 24, 1981 (date of inception) to January 31, 2001. The results of operations for the six months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $749,000 and $690,000, recorded for the six months ended January 31, 2001 and 2000, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent auditors on the Company's July 31, 2000 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2000 or January 31, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION, continued

its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund its operations from cash on hand and through the sources of capital previously described. The Company believes that its cash and cash equivalents as of January 31, 2001 will be sufficient to meet its anticipated cash needs through April 2001.

2.   EARNINGS (LOSS) PER COMMON SHARE

     "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti- dilutive. The amount of options and warrants excluded from the calculation was 6,060,363 and 5,862,965 at January 31, 2001 and 2000, respectively.

3.   CAPITAL STOCK

     In August 2000, the Company issued 11,800 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $10,030 was charged to operations.

     In August and September 2000, the Company sold an aggregate of 333,332 shares of common stock to private investors at a price of $1.50 per share resulting in net proceeds of $503,493 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 166,666 shares of common stock at per share exercise price of $3.00.

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

     In January 2001, the Company issued 70,000 shares of common stock upon the exercise of stock options by related parties resulting in gross proceeds of $30,500 to the Company.

4.   SALE OF NET OPERATING LOSSES

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), the Company has $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 and June 30, 2001. In December 2000, the Company received $451,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

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

Results of Operations

Three and six month periods ended January 31, 2001 and 2000

     Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these opeations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the six months ended January 31, 2001 and 2000. Investment income for the six months ended January 31, 2001 was $7,000 compared to $26,000 for the same period last year, a decrease of $19,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended January 31, 2001 was $510,000 compared to $592,000 for the same period last year, a decrease of $82,000 or 14%. This decrease was primarily due to a 42% decrease in costs in support of on-going Phase III clinical trials for ONCONASE(R) for malignant mesothelioma, a 19% decrease in expenses in preparation of an NDA filing for ONCONASE(R) with the FDA and an 89% decrease in expenses associated with the new patent and trademark applications for ONCONASE(R).

     Research and development expense for the six months ended January 31, 2001 was $878,000 compared to $1,164,000 for the same period last year, a decrease of $286,000 or 25%. This decrease was primarily due to a 46% decrease in costs in support of on-going Phase III clinical trials for ONCONASE(R) for malignant mesothelioma, a 51% decrease in expenses in preparation of an NDA filing for ONCONASE(R) with the FDA and a 48% decrease in expenses associated with the new patent and trademark applications for ONCONASE(R).

     General and Administrative. General and administrative expense for the three months ended January 31, 2001 was $180,000 compared to $150,000 for the same period last year, an increase of $30,000 or 20%. This increase was primarily due to a $25,000 increase in public relations expenses and a 32% increase in insurance expense.

     General and administrative expense for the six months ended January 31, 2001 was $325,000 compared to $306,000 for the same period last year, an increase of $19,000 or 7%. This increase was primarily due to a 61% increase in public relations expenses and a 17% increase in insurance expense, offset by a 22% reduction in non-cash expense relating to stock options issued for consulting services.

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

     Net Income (Loss). We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2001 was $688,000 as compared to a net income of $24,000 for the same period last year, an increase of $712,000, primarily due to the sale of our tax benefits. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2001, amounted to $57,425,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended January 31, 2001, we had a net decrease in cash and cash equivalents of $160,000, which resulted primarily from net cash used in operating activities of $707,000, offset by net cash provided by financing activities of $547,000, primarily from the private placement of common stock and warrants and proceeds from the exercise of stock options. Total cash resources as of January 31, 2001 were $97,000 compared to $257,000 at July 31, 2000.

     Our current liabilities as of January 31, 2001 were $586,000 compared to $590,000 at July 31, 2000, a decrease of $4,000. The decrease was primarily due to the payment of outstanding payables.

     Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. We believe that our cash and cash equivalents as of January 31, 2001 will be sufficient to meet our anticipated cash needs through April 2001. The report of our independent auditors on our July 31, 2000 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2000 and January 31, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with several potential strategic alliance partners, including major international biopharmaceutical companies, to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot assure you that any such alliances will materialize. We intend to seek marketing approvals for ONCONASE(R) for the treatment of malignant mesothelioma in foreign territories. In October 2000, we filed an application for Orphan Medicinal Product Designation for ONCONASE(R) with the European Agency for the Evaluation of Medicinal Products, or EMEA. In February 2001, the Committee for Orphan Medicinal Products, or COMP, issued a positive opinion on orphan medicinal product designation of ONCONASE(R). A confirmation of this opinion by the COMP is expected by April 2001. Simultaneously, we are in the process of expanding our clinical program in Germany and Italy. However, we cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted.

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

     The market price of our common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of our common stock could also be materially affected by the marketing approval or lack of approval of ONCONASE(R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II. OTHER INFORMATION

Item 2.  (c) Recent Sales of Unregistered Securities

     In January 2001, we issued 70,000 shares of common stock upon the exercise of stock options by related parties resulting in gross proceeds of $30,500, in a transaction consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

                                                                  Exhibit No. or
     Exhibit                                                       Incorporation
       No.              Item Title                                 by Reference
      -----             ----------                                 ------------

      10.1     Form of Stock and Warrant Purchase Agreements
               used in private placements completed April 1996
               and June 1996                                             ##
      10.2     Lease Agreement - 225 Belleville Avenue,
               Bloomfield, New Jersey                                    ###
      10.3     Form of Stock Purchase Agreement and Certificate
               used in connection with various private placements        ***
      10.4     Form of Stock and Warrant Purchase Agreement and
               Warrant Agreement used in Private Placement
               completed on March 21, 1994                               ***
      10.5     The Company's 1993 Stock Option Plan and Form of
               Option Agreement                                         *****
      10.6     Debt Conversion Agreement dated March 30, 1994
               with Kuslima Shogen                                      ****
      10.7     Accrued Salary Conversion Agreement dated
               March 30, 1994 with Kuslima Shogen                       ****
      10.8     Accrued Salary Conversion Agreement dated
               March 30, 1994 with Stanislaw Mikulski                   ****
      10.9     Debt Conversion Agreement dated March 30, 1994
               with John Schierloh                                      ****
      10.1O    Option Agreement dated March 30, 1994 with
               Kuslima Shogen                                           ****
      10.11    Option Agreement dated March 30, 1994 with
               Kuslima Shogen                                           ****
      10.12    Amendment No. 1 dated June 20, 1994 to Option
               Agreement dated March 30, 1994 with Kuslima Shogen       ****
      10.13    Form of Amendment No. 1 dated June 20, 1994 to Option
               Agreement dated March 30, 1994 with Kuslima Shogen       *****
      10.14 Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30, 1994 with Stanislaw Mikulski *****
      10.15    Form of Stock and Warrant Purchase Agreement and
               Warrant Agreement used in Private Placement completed
               on September 13, 1994                                      +
      10.16    Form of Subscription Agreements and Warrant Agreement
               used in Private Placements closed in October 1994 and
               September 1995                                             #
      10.17    Common Stock Purchase Agreement by and between the
               Company and Digital Creations, Inc. dated
               March 3, 1997                                             ###
      10.18    1997 Stock Option Plan                                    ###
      10.19    Separation Agreement with Michael C. Lowe dated as
               of October 9, 1997                                        ++

                                                                  Exhibit No. or
     Exhibit                                                       Incorporation
       No.              Item Title                                 by Reference
      -----             ----------                                 ------------

      10.20    Form of Subscription Agreement and Warrant Agreement
               used in Private Placement completed on
               February 20, 1998                                          +++
      10.21    Form of Warrant Agreement issued to the Placement Agent
               in connection with the Private Placement completed on
               February 20, 1998                                          +++
      10.22    Placement Agent Agreement dated December 15, 1997          +++
      10.23    Separation Agreement with Gail Fraser dated
               August 31, 1999                                            ++++
      10.24    Form of Subscription Agreement and Warrant Agreement
               used in the August and September 2000 Private Placement   +++++
      99.1     Factors to Consider in Connection with Forward-Looking
               Statements                                                 ####

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

+++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 and incorporated herein by reference thereto.

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

(b)      Reports on Form 8-K.

None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALFACELL CORPORATION
                                          ------------------------------------
                                                   (Registrant)


March 19, 2001                            /s/ KUSLIMA SHOGEN
                                          ------------------------------------
                                          Kuslima Shogen, Chief Executive
                                          Officer, Acting  Chief Financial
                                          Officer (Principal Executive Officer,
                                          Principal Accounting Officer) and
                                          Chairman of the Board