Form 10-Q
period 2001-04-30
ALFACELL CORP
filed 2001-06-14
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       April 30, 2001                                             0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                               22-2369085
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


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of common stock, $.001 par value, outstanding as of June 11, 2001 was 18,942,246 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                        April 30, 2001 and July 31, 2000


                                                                             April 30,
                                                                               2001           July 31,
                                                                            (Unaudited)        2000
                                                                           ------------    ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                $    359,767    $    257,445
  Other assets                                                                   38,704          28,617
                                                                           ------------    ------------
      Total current assets                                                      398,471         286,062

Property and equipment, net of accumulated depreciation and amortization
   of $1,063,346 at April 30, 2001 and $1,006,808 at July 31, 2000               85,631         142,170

Other assets                                                                     59,867          59,867
                                                                           ------------    ------------
      Total assets                                                         $    543,969    $    488,099
                                                                           ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt                                        $      7,100    $      7,074
  Note payable - convertible debt - related party, less debt discount           218,670            --
  Note payable - convertible debt - unrelated party, less debt discount          54,668            --
  Accounts payable                                                              349,265         170,788
  Accrued expenses                                                              474,261         411,846
                                                                           ------------    ------------
      Total current liabilities                                               1,103,964         589,708

Long-term debt, less current portion                                             25,896          30,251
                                                                           ------------    ------------
      Total liabilities                                                       1,129,860         619,959
                                                                           ------------    ------------

Commitments and contingencies Stockholders' equity (deficiency):
  Preferred stock, $.001 par value
    Authorized and unissued, 1,000,000 shares at April 30, 2001
       and July 31, 2000                                                           --              --
  Common stock $.001 par value
    Authorized 40,000,000 shares at April 30, 2001 and July 31,
    2000;  Issued and outstanding 18,942,246 shares at April 30,
    2001 and 18,431,559 shares at July 31, 2000                                  18,942          18,431
  Capital in excess of par value                                             57,382,825      56,526,288
  Common stock to be issued, 222,222 shares at April 30, 2001                   200,000            --
  Deficit accumulated during development stage                              (58,187,658)    (56,676,579)
                                                                           ------------    ------------
        Total stockholders' equity (deficiency)                                (585,891)       (131,860)
                                                                           ------------    ------------
        Total liabilities and stockholders' equity (deficiency)            $    543,969    $    488,099
                                                                           ============    ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)



                            STATEMENTS OF OPERATIONS

          Three months and nine months ended April 30, 2001 and 2000, and the Period from August 24, 1981
                     (Date of Inception) to April 30, 2001

                                            (Unaudited)
                                                                                                   August 24, 1981
                                        Three Months Ended               Nine Months Ended       (Date of Inception)
                                             April 30,                       April 30,                    to
                                        2001            2000            2001            2000       April 30, 2001
                                    ------------    ------------    ------------    ------------   --------------
REVENUE:
  Sales                             $       --      $       --      $       --      $       --      $    553,489
  Investment income                        1,450          12,986           8,219          39,206       1,367,383
  Other income                              --              --              --              --            60,103
                                    ------------    ------------    ------------    ------------    ------------
  TOTAL REVENUE                            1,450          12,986           8,219          39,206       1,980,975
                                    ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of sales                             --              --              --              --           336,495
  Research and development               526,716         602,807       1,404,552       1,767,128      37,372,909
  General and administrative             193,788         137,497         519,240         443,479      20,678,888
  Interest:
    Related parties                       32,110            --            32,110            --         1,066,070
    Others                                11,023             872          14,791           2,600       1,921,520
                                    ------------    ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                 763,637         741,176       1,970,693       2,213,207      61,375,882
                                    ------------    ------------    ------------    ------------    ------------
NET LOSS BEFORE
         STATE TAX BENEFIT          $   (762,187)   $   (728,190)   $ (1,962,474)   $ (2,174,001)   $(59,394,907)

STATE TAX BENEFIT                           --              --           451,395         755,854       1,207,249
                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                            $   (762,187)   $   (728,190)   $ (1,511,079)   $ (1,418,147)   $(58,187,658)
                                    ============    ============    ============    ============    ============

  Loss per basic and diluted
    common share                    $       (.04)   $       (.04)   $       (.08)   $       (.08)   $      (6.99)
                                    ============    ============    ============    ============    ============

Weighted average number of shares
     outstanding                      18,911,660      18,116,726      18,802,114      17,603,454       8,320,015
                                    ============    ============    ============    ============    ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Nine months ended April 30, 2001 and 2000,
                       and the Period from August 24, 1981
                     (Date of Inception) to April 30, 2001



                                            (Unaudited)

                                                                                         August 24, 1981
                                                                  Nine Months Ended    (Date of Inception)
                                                                      April 30,                 to
                                                                  2001          2000      April 30, 2001
                                                              -----------    ----------    -----------
Cash flows from operating activities:
  Net loss                                                    $(1,511,079)   (1,418,147)   (58,187,658)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                            --            --          (25,963)
    Depreciation and amortization                                  56,538        71,227      1,474,381
    Loss on disposal of property and equipment                       --            --           18,926
    Noncash operating expenses                                    168,360       112,459      5,687,744
    Amortization of deferred compensation                            --            --       11,442,000
    Amortization of organization costs                               --            --            4,590
Changes in assets and liabilities:
    Increase in other current assets                              (10,087)      (19,145)       (98,571)
    Decrease in other assets                                         --            --           36,184
    Increase in interest payable, related party                      --            --          744,539
    Increase in accounts payable                                  188,507       152,690        645,375
    Increase in accrued payroll and expenses, related party          --            --        2,348,145
    Increase (decrease) in accrued expenses                        62,415       (35,810)     1,015,774
                                                              -----------    ----------    -----------
Net cash used in operating activities                          (1,045,346)   (1,136,726)   (34,894,534)
                                                              -----------    ----------    -----------
Cash flows from investing activities:
    Purchase of marketable equity securities                         --            --         (290,420)
    Proceeds from sale of marketable equity
       securities                                                    --            --          316,383
    Purchase of property and equipment                               --            --       (1,406,836)
    Patent costs                                                     --            --          (97,841)
                                                              -----------    ----------    -----------
Net cash used in investing activities                                --            --       (1,478,714)
                                                              -----------    ----------    -----------


          See accompanying notes to financial statements. (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued


                   Nine months ended April 30, 2001 and 2000,
                       and the Period from August 24, 1981
                     (Date of Inception) to April 30, 2001

                                   (Unaudited)

                                                                                               August 24, 1981
                                                                      Nine Months Ended      (Date of Inception)
                                                                           April 30,                  to
                                                                       2001            2000     April 30, 2001
                                                                   -----------    ----------     ----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                              $      --            --          849,500
  Payment of short-term borrowings                                        --            --         (623,500)
  Increase in loans payable - related party, net                          --            --        2,628,868
  Proceeds from bank debt and other long-
   term debt, net of deferred debt costs                                  --            --        2,452,460
  Reduction of bank debt and long-term debt                             (4,329)       (6,263)    (2,933,572)
  Proceeds from issuance of common stock, net                          501,274       613,653     27,855,013
  Proceeds from exercise of stock options and warrants, net             83,730        41,337      5,590,253
  Proceeds from issuance of convertible debentures                        --            --          347,000
  Proceeds from issuance of convertible debt - related party           297,000          --          297,000
  Proceeds from issuance of convertible debt - unrelated party          69,993          --           69,993
  Proceeds from common stock to be issued                              200,000          --          200,000
                                                                   -----------    ----------     ----------
            Net cash provided by financing activities                1,147,668       648,727     36,733,015
                                                                   -----------    ----------     ----------
            Net increase (decrease) in cash and cash equivalents       102,322      (487,999)       359,767
Cash and cash equivalents at beginning of period                       257,445     1,383,133           --
                                                                   -----------    ----------     ----------
Cash and cash equivalents at end of period                         $   359,767       895,134        359,767
                                                                   ===========    ==========     ==========
Supplemental disclosure of cash flow information - interest paid   $     6,763         2,600      1,660,476
                                                                   ===========    ==========     ==========
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan
     payable to officer                                            $      --            --        2,725,000
                                                                   ===========    ==========     ==========
   Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party            $      --            --        2,945,000
                                                                   ===========    ==========     ==========
   Conversion of short-term borrowings to common stock             $      --            --          226,000
                                                                   ===========    ==========     ==========
   Conversion of accrued interest, payroll and expenses by
     related parties to stock options                              $      --            --        3,194,969
                                                                   ===========    ==========     ==========
   Repurchase of stock options from related party                  $      --            --         (198,417)
                                                                   ===========    ==========     ==========
   Conversion of accrued interest to stock options                 $      --            --          142,441
                                                                   ===========    ==========     ==========
   Conversion of accounts payable to common stock                  $    10,030        92,184        296,200
                                                                   ===========    ==========     ==========
   Conversion of notes payable, bank and accrued interest to
      long-term debt                                               $      --            --        1,699,072
                                                                   ===========    ==========     ==========
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                     $      --            --        1,863,514
                                                                   ===========    ==========     ==========
   Issuance of common stock upon the conversion of convertible
      subordinated debentures, other                               $      --            --          127,000
                                                                   ===========    ==========     ==========
   Issuance of common stock for services rendered                  $      --            --            2,460
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2001 and the results of operations for the three and nine month periods ended April 30, 2001 and 2000 and the period from August 24, 1981 (date of inception) to April 30, 2001. The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $1,511,000 and $1,418,000, recorded for the nine months ended April 30, 2001 and 2000, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent auditors on the Company's July 31, 2000 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2000 or April 30, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION, continued

its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. The Company believes that its cash and cash equivalents as of April 30, 2001 will be sufficient to meet its anticipated cash needs through fiscal year ending July 31, 2001. However, until the Company's operations generate significant revenues, the Company will continue to fund its operations from cash on hand and through the sources of capital previously described.

2. EARNINGS (LOSS) PER COMMON SHARE

     "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti- dilutive. The amount of options and warrants excluded from the calculation was 5,604,599 and 6,180,945 at April 30, 2001 and 2000, respectively.

3. NOTE PAYABLE - CONVERTIBLE DEBT

     In April 2001, the Company entered into a convertible note payable with certain related and unrelated parties in the aggregate amount of $366,993. The note is due within ninety (90) days unless the lenders elect to exercise an option to convert the note into Alfacell common stock, par value $.001 per share, at a conversion price of $0.90 per share (the estimated fair market value of the stock on the loan date). In addition, upon conversion, the lender would receive a three-year warrant for each share of converted Alfacell common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. The estimated value of the warrant has been treated as a debt discount which will accrete as interest expense over the ninety day note term.

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

     In August and September 2000, the Company sold an aggregate of 333,332 shares of common stock to private investors at a price of $1.50 per share resulting in net proceeds of $501,000 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 166,666 shares of common stock at a per share exercise price of $3.00.

     In September 2000, the Company issued 40,000 shares of common stock upon the exercise of stock options by a related party resulting in gross proceeds of $16,100 to the Company.

     In January 2001, the Company issued 70,000 shares of common stock upon the exercise of stock options by related parties resulting in gross proceeds of $30,500 to the Company.

     In March 2001, the Company issued 55,555 shares of common stock upon the exercise of stock options by a related party resulting in gross proceeds of $37,100 to the Company.

     In April 2001, the Company issued 50,000 five-year stock options to a director as payment for non-board related services over the past 18 months. These options vested immediately and have an exercise price of $0.90 per share. The Company recorded general and administrative expense of $31,600 which was the fair market value of the options on the date of issuance. In addition, the director will receive a contingent award of 50,000 shares of the Company's common stock should the Company complete a strategic partnership or receive an investment from the prospective partner or one of its affiliates.

     In April 2001, the Company sold 222,222 shares of common stock to a private investor at a price of $0.90 per share resulting in gross proceeds of $200,000 to the Company. In addition, the private investor was granted three-year warrants to purchase an aggregate of 222,222 shares of common stock at a per share exercise price of $2.50 that will expire on July 7, 2004. The stock certificate for the shares will be issued in June 2001.

5. SALE OF NET OPERATING LOSSES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information contained herein contains, in addition to historical information, forward- looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure that the future results covered by these forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 hereto constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Results of Operations

Three and nine month periods ended April  30, 2001 and 2000

     Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the nine months ended April 30, 2001 and 2000. Investment income for the nine months ended April 30, 2001 was $8,000 compared to $39,000 for the same period last year, a decrease of $31,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended April 30, 2001 was $527,000 compared to $603,000 for the same period last year, a decrease of $76,000 or 13%. This decrease was primarily due to a 65% decrease in expenses in preparation for a Pre-NDA meeting with the FDA and a 13% decrease in costs in support of on- going Phase III clinical trials for ONCONASE(R) for malignant mesothelioma. These decreases were offset by an 11% increase in personnel costs and a 147% increase in expenses associated with new patent and trademark applications for ONCONASE(R).

     Research and development expense for the nine months ended April 30, 2001 was $1,404,000 compared to $1,767,000 for the same period last year, a decrease of $363,000 or

21%. This decrease was primarily due to a 57% decrease in expenses in preparation for a Pre- NDA meeting with the FDA, a 38% decrease in costs in support of on-going Phase III clinical trials for ONCONASE(R) for malignant mesothelioma and a 19% decrease in expenses associated with new patent and trademark applications for ONCONASE(R). These decreases were offset by a 4% increase in personnel costs.

     General and Administrative. General and administrative expense for the three months ended April 30, 2001 was $194,000 compared to $137,000 for the same period last year, an increase of $57,000 or 42%. This increase was primarily due to a $32,000 increase in non-cash expense relating to stock options issued for consulting services, a $12,000 increase in costs related to public relations activities and a 20% increase in personnel costs.

     General and administrative expense for the nine months ended April 30, 2001 was $519,000 compared to $443,000 for the same period last year, an increase of $76,000 or 17%. This increase was primarily due to a $27,000 increase in costs related to public relations activities, a 16% increase in personnel costs and a 38% increase in non-cash expense relating to stock options issued for consulting services.

     Interest expense for the three months ended April 30, 2001 was $43,000 compared to $1,000 for the same period last year, an increase of $42,000. The increase was primarily due to the interest expense on the convertible note and its attached warrants, by both related and unrelated parties. The interest expense was based on the value of the warrants using the Black-Scholes pricing model, amortized on a straight-line basis over the ninety day life of the note.

     Interest expense for the nine months ended April 30, 2001 was $47,000 compared to $3,000 for the same period last year, an increase of $44,000. The increase was due to the interest expense on the convertible note and its attached warrants, by both related and unrelated parties. The interest expense was based on the value of the warrants using the Black-Scholes pricing model, amortized on a straight-line basis over the ninety day life of the note.

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

     Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended April 30, 2001 was $762,000 as compared to a net loss of $728,000 for the same period last year, an increase of $34,000 or 5%. The net loss for the nine months ended April

30, 2001 was $1,511,000 as compared to $1,418,000 for the same period last year, an increase of $93,000 or 7%. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2001, amounted to $58,188,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 2001, we had a net increase in cash and cash equivalents of $103,000, which resulted primarily from net cash provided by financing activities of $1,148,000, primarily from the private placement of common stock and warrants, proceeds from the issuance of convertible note and proceeds from the exercise of stock options, offset by net cash used in operating activities of $1,045,000. Total cash resources as of April 30, 2001 were $360,000 compared to $257,000 at July 31, 2000.

     Our current liabilities as of April 30, 2001 were $1,104,000 compared to $590,000 at July 31, 2000, an increase of $514,000. The increase was primarily due to the short-term convertible note payable by both related and unrelated parties and due to an increase in accounts payable.

     Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. We believe that our cash and cash equivalents as of April 30, 2001 will be sufficient to meet our anticipated cash needs through fiscal year ending July 31, 2001. However, until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. The report of our independent auditors on our July 31, 2000 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2000 and April 30, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with several potential strategic alliance partners, including major international companies, to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot assure you that any such alliances will materialize. We intend to seek marketing approvals for

ONCONASE(R) for the treatment of malignant mesothelioma in foreign territories. In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) with the European Agency for the Evaluation of Medicinal Products, or EMEA. Currently, we are in discussion with a number of European regulatory agencies on the proposed registration requirements for the malignant mesothelioma indication. Simultaneously, we are in the process of expanding our clinical program in Europe (initially, Germany and Italy). However, we cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted.

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

PART II. OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

     In March 2001, we issued 55,555 shares of common stock upon the exercise of stock options by a related party resulting in gross proceeds of $37,100, in a transaction consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

                                                                  Exhibit No. or
Exhibit                                                           Incorporation
  No.                           Item Title                         by Reference
-------                         ----------                        --------------
10.15   Form of Stock and Warrant Purchase Agreement and Warrant
        Agreement used in Private Placement completed on September
        13, 1994                                                           +
10.16   Form of Subscription Agreements and Warrant Agreement used in Private Placements closed in October 1994 and September
        1995                                                               #
10.17   Common Stock Purchase Agreement by and between the
        Company and Digital Creations, Inc. dated March 3, 1997           ###
10.18   1997 Stock Option Plan                                            ###
10.19   Separation Agreement with Michael C. Lowe dated as of
        October 9, 1997                                                    ++
10.20   Form of Subscription Agreement and Warrant Agreement used
        in Private Placement completed on February 20, 1998               +++
10.21   Form of Warrant Agreement issued to the Placement Agent in connection with the Private Placement completed on February
        20, 1998                                                          +++
10.22   Placement Agent Agreement dated December 15, 1997                 +++
10.23   Separation Agreement with Gail Fraser dated August 31, 1999       ++++
10.24   Form of Subscription Agreement and Warrant Agreement used
        in the August and September 2000 Private Placement               +++++
99.1    Factors to Consider in Connection with Forward-Looking            ####
        Statements


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

####    Filed herewith.

(b) Reports on Form 8-K.

     On May 21, 2001, we filed a report on Form 8-K stating that the Board of Directors extended the expiration date of warrants to purchase an aggregate of 1,168,575 shares of common stock issued in the 1998 private placement, from May 19, 2001 to August 17, 2001. In addition, we also extended the expiration date of 114,708 warrants to purchase units consisting of (i) an aggregate of 229,416 shares of common stock and (ii) warrants to purchase an aggregate of 116,208 shares of common stock issued to the placement agent in the 1998 private placement from May 19, 2001 to August 17, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALFACELL CORPORATION
                                                (Registrant)


June 14, 2001                              /s/ KUSLIMA SHOGEN
                                           -------------------------------------
                                           Kuslima Shogen, Chief Executive
                                           Officer, Acting Chief Financial
                                           Officer (Principal Executive Officer,
                                           Principal Accounting Officer) and
                                           Chairman of the Board