Form 10-K
period 2001-07-31
ALFACELL CORP
filed 2001-10-29
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        July 31, 2001                                            0-11088
For the fiscal year ended                                 Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2369085
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on October 25, 2001 was $12,279,537. As of October 25, 2001 there were 19,971,501 shares of common stock, par value $.001 per share, outstanding.

     The Index to Exhibits appears on page 23.

                       Documents Incorporated by Reference

                                      None

                                Table of Contents

PART I                                                                      Page
                                                                            ----

     Item 1    Business                                                        1

     Item 2    Properties                                                      9

     Item 3    Legal Proceedings                                              10

     Item 4    Submission of Matters to a Vote of Security Holders            10

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       10

     Item 6.   Selected Financial Data                                        11

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk      15

     Item 8.   Financial Statements and Supplementary Data                    15

     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         15

PART III

     Item 10.  Directors and Executive Officers of the Registrant             16

     Item 11.  Executive Compensation                                         18

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                 21

     Item 13.  Certain Relationships and Related Transactions                 22

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                            23


The following trademark appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for the anti-cancer indications.

Information contained herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases such as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Actual future results may vary from expectations set forth in these forward-looking statements. The matters set forth in Exhibit 99.1 hereto constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

                                     Part I

Item 1. BUSINESS.

Overview

We are a biopharmaceutical company, organized in 1981, primarily engaged in the discovery and development of new drugs for the treatment of cancer and other pathological conditions. In 1987, we completed the molecular characterization (which is the determination of the molecular structure and other physical and chemical characteristics) of a specific protein, which we named P-30 Protein. In October 1998, the United States Adapted Names Council adapted the name ranpirnase as the United States adaptive name for P-30 Protein, which we have trademarked as ONCONASE(R).

ONCONASE(R), which has been isolated from the eggs of the leopard frog, is a novel ribonuclease that is unique among the superfamily of pancreatic ribonuclease. We have determined that, thus far, ranpirnase is the smallest known protein belonging to the superfamily of pancreatic ribonuclease. Ribonucleases are enzymes that break certain bonds of ribonucleic acids. Ribonucleases serve several important biological functions in nature, including regulation of angiogenesis, which is the formation of new blood vessels, anti-viral and anti-parasitic defenses, and restrictive pollination in plants. In addition to taking advantage of the natural biological functions of ribonucleases, frog ribonucleases may be more therapeutically effective in humans than human ribonuclease as they do not appear to be inhibited by human ribonuclease inhibitors. Therefore, the development of amphibian ribonucleases into therapeutics may result in a new class of compounds for the treatment of diseases such as cancer and AIDS.

Based on our preclinical and clinical testing, we believe that ONCONASE(R) and related compounds may have utility:

     o    as a single agent,

     o    in combination with other anti-cancer agents,

     o as the active ingredient in a targeted conjugate, which is a new compound resulting from chemically joining two different molecules with targeted specificity, and

     o    in a variety of delivery systems.

During clinical trials, patients with advanced stages of solid tumors have been treated with ONCONASE(R) on a weekly basis. Data from these clinical trials show that the most significant clinical results to date have been observed in unresectable malignant mesothelioma, an inoperable cancer found in the lining of the lung and abdomen. Unresectable malignant mesothelioma is often linked to asbestos exposure and afflicts approximately 3,500 to 5,000 newly diagnosed patients in the United States each year. Epidemiologists have predicted that over the next 35 years over 250,000 people will die from malignant mesothelioma in Europe alone. There is currently no standard approved drug for this disease. We have also conducted pilot clinical trials in non-small cell lung cancer, metastatic breast cancer and renal cell cancer. We intend to initiate trials of ONCONASE(R) in other cancer indications.

Side effects associated with ONCONASE(R), as observed in over 700 patients treated to date, have been modest. The most significant side effect has been in kidney function, which has been observed to be reversible upon the reduction of dose or temporary or permanent discontinuation of treatment. Patients treated with ONCONASE(R) have shown little evidence of bone marrow suppression, hair loss or other severe organ damage frequently observed after treatment with most other chemotherapeutic drugs. This safety profile may result from the fact that ranpirnase is structurally similar to several human ribonucleases.

We are currently conducting a two-part Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part compares ONCONASE(R) to doxorubicin in patients with unresectable malignant mesothelioma. Doxorubicin is considered by opinion leaders to be the most effective drug for the treatment of malignant mesothelioma. The second part of the trial compares the combination of ONCONASE(R) and doxorubicin versus doxorubicin by itself. The patient enrollment for the first part of the clinical trial has been completed however, the trial is still ongoing. The second part of the trial is still in the enrollment phase.

We have had a series of meetings with the Food and Drug Administration (FDA) to establish mutually agreed upon parameters for the New Drug Application (NDA) to obtain marketing approval for ONCONASE(R). In order to file the NDA, we have to complete the current clinical trial, as well as provide the FDA with information regarding the methods used to manufacture ONCONASE(R), evaluation of the therapeutic and toxic doses of ONCONASE(R) in animals and studies regarding the detection of ONCONASE(R) in human blood and antibody formation. We cannot estimate if or when we will file the NDA. Even if we file an NDA, marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma may not be granted by the FDA.

In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from The European Agency for the Evaluation of Medicinal Products
(EMEA). We are currently in discussions with the EMEA regarding the Marketing Authorization Application (MAA) registration requirements of ONCONASE(R) for the treatment of malignant mesothelioma. We must establish or designate a legal partner in the European Union (EU), which is considered to be a qualified pharmaceutical company (has qualified individuals) for at least three months prior to filing the MAA. We cannot predict whether this marketing approval will be granted.

We have established a scientific collaboration with the National Cancer Institute (NCI). This collaboration has produced a conjugate, or chemical construct, of ranpirnase with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. Additionally, preclinical studies are ongoing at the NCI in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with this new conjugate.

We believe that ranpirnase may also be used in the development of an anti-viral agent. The National Institutes of Health (NIH) have performed an independent in vitro screen of ONCONASE(R) against the HIV virus type 1. In vitro studies are those performed in artificial laboratory vessels. The results showed ONCONASE(R) to inhibit replication of HIV by up to 99.9% after a four-day incubation period at concentrations not toxic to uninfected cells. In vitro findings by the NIH revealed that ONCONASE(R) significantly inhibited production of HIV in several persistently infected human cell lines, preferentially breaking down viral RNA and cellular transfer RNA while not affecting normal cellular ribosomal RNA and messenger RNAs. Moreover, the NIH - Division of AIDS found that ONCONASE(R) has in vitro anti-viral effects. Subject to the availability of the required capital, we plan to conduct further research concerning anti-viral effects.

Other Products

We have also discovered another series of proteins that may have therapeutic uses. These proteins appear to be involved in the regulation of both early embryonic and malignant cell growth. However, it will require significant additional research and funding to develop these proteins into therapeutics. At this time, we are unable to fund such research and we do not know if we will be able to raise sufficient capital in the future for such research; however, we are in early discussions with potential collaborators for the development of these new compounds.

Research and Development Programs

Research and development expenses for the fiscal years ended July 31, 2001, 2000, and 1999 were $1,901,000, $1,880,000, and $2,402,000, respectively. Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Because ribonucleases have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and programmed cell death known as apoptosis, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including HIV infection, that require anti-proliferative and pro-apoptotic properties.

Our research and development programs relate to the development of drugs to treat the following cancers and other diseases:

     o    unresectable malignant mesothelioma,
     o    renal cell carcinoma,
     o    other cancers (epithelial malignancies),
     o    non-Hodgkin's lymphoma,
     o    primary brain tumors,
     o    viral diseases,
     o    anti-inflammatory diseases, and
     o    other pathological conditions such as organ transplantation.

We are pursuing some of these programs independently, while others are being undertaken in collaboration with the NIH and other institutions.

Clinical Development and Clinical Trials

ONCONASE(R) has been tested in Phase I, Phase II and Phase III clinical trials in more than 35 cancer centers across the United States and Europe, including major centers such as Columbia-Presbyterian, University of Chicago, M.D. Anderson and Cedars-Sinai Cancer Centers. Due to limited capital, we have been very selective in our product development strategy, which is focused on the use of ONCONASE(R) alone or in combination with drugs which have shown evidence of preclinical and clinical efficacy on tumor types for which median survivals are typically less than a year and there are few or no approved treatments.

ONCONASE(R) has been tested as a single agent in patients with a variety of solid tumors and in combination with tamoxifen in patients with prostate cancer, advanced pancreatic cancer and renal cell carcinoma.

ONCONASE(R) is currently in a Phase III clinical trial for unresectable malignant mesothelioma, comparing ONCONASE(R) alone to doxorubicin and comparing ONCONASE(R) with doxorubicin to doxorubicin alone. The trial is a randomized, controlled study. No standard approved therapy exists to treat this deadly cancer, and most advanced, unresectable malignant mesothelioma patients die of progressive disease within six to 12 months of diagnosis.

We have had a series of meetings with the FDA to establish mutually agreed upon parameters for the NDA to obtain marketing approval for ONCONASE(R). In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from the EMEA. We are currently in discussions with the EMEA on the MAA registration requirements for ONCONASE(R) for the malignant mesothelioma indication. We cannot predict whether marketing approval of ONCONASE(R) for the treatment of unresectable malignant mesothelioma will be granted by the FDA or foreign regulatory agencies.

ONCONASE(R) has demonstrated to be synergistic with tamoxifen in inhibiting tumor cell growth in prostate and renal cell cancers in in vitro tests. We completed Phase I/II clinical studies testing ONCONASE(R) in combination with tamoxifen in prostate cancer and renal cell carcinoma. Reported toxicities in these trials were primarily renal, dose-related and reversible. There has been little evidence of bone marrow suppression, hair loss or other severe organ damage frequently observed after treatment with most other chemotherapeutic drugs. We intend to proceed with prostate and renal cell cancer research in the future either on our own or in collaboration with others however, at this time we are not certain if we will have the financings for such research.

A collaboration with the NCI has produced a conjugate of ranpirnase with a monoclonal antibody which has been deemed active in vivo for non-Hodgkin's lymphoma. The conjugate is currently being evaluated by the NCI for clinical trials.

Preclinical Research

The results of our preclinical research have been presented at scientific meetings or have been published in peer-reviewed journals.

In Vitro Anti-Cancer Activity

ONCONASE(R) has demonstrated a broad spectrum of anti-tumor effects in vitro. The NCI Cancer Screen has determined that ONCONASE(R) kills cancer cells, therefore, was judged to be what is called an "active" drug in accordance with NCI criteria. Scientists at Harvard Medical School demonstrated in vitro that ONCONASE(R) interferes with new blood vessel formation in tumors.

In vitro, ONCONASE(R), in combination with other drugs shown below, has been shown to have a synergistic effect, which means that the effect of ONCONASE(R) with these drugs acting together is greater than if used alone with respect to the following:

     Drug Combination                        Cancer
     ----------------                        ------
ONCONASE(R) + Tamoxifen                 Prostatic, Ovarian, Renal Cell Carcinoma

ONCONASE(R) + Phenothiazine             Non-Small Cell Lung Carcinoma

ONCONASE(R) + Lovastatin                Non-Small Cell Lung Carcinoma, Ovarian

ONCONASE(R) + Cisplatin                 Ovarian

ONCONASE(R)+ All-trans-retionoic acid   Glioma

     Drug Combination                        Cancer
     ----------------                        ------
ONCONASE(R) + Vincristine               Colorectal, Breast

ONCONASE(R) + Doxorubicin               Colorectal, Resistant Breast

ONCONASE(R) + Taxol                     Resistant Breast


In Vivo Anti-Cancer Activity

There is in vivo data which indicates that the use of ONCONASE(R) with the following drugs is synergistic:

     o    vincristine,
     o    doxorubicin, and
     o    tamoxifen.

These synergisms suggest a potential for broader therapeutic utility of ONCONASE(R) in cancer treatments. The NCI reported the ability of ONCONASE(R) to overcome multiple drug resistance as well as other forms of drug resistance (referring to a drug that no longer kills cancer cells) both in vitro and in vivo.

ONCONASE(R) as a Radiosensitizing and Anti-Angiogenic Agent

Collaborative research at the University of Medicine and Dentistry of New Jersey at Camden and the University of Pennsylvania Medical Center, Department of Radiation Oncology, demonstrated that ranpirnase makes tumors more susceptible to be killed by radiation treatment and interferes with tumor blood vessel supply.

Ranpirnase Conjugates and Fusion Proteins

In addition to using it in its native form, we are conjugating, or chemically linking, ranpirnase with targeting molecules, resulting in various conjugates, to ensure its delivery to specific tissue targets. Several conjugates are being developed by the NIH in collaboration with our scientists and have demonstrated significant anti-tumor activity, reflecting significant prolongation of survival of treated animals as compared to untreated animals. In addition, we are synthesizing several genes of ranpirnase, its variants and other amphibian ribonucleases using recombinant, or cloning, technologies. We intend to use these genes to develop novel therapeutics that selectively target specific tumors. Production of these engineered genes and products may also lead to their use in gene therapy and other therapeutic applications in cancer and other diseases.

Ranpirnase Variant Conjugates

We have developed a variant of ranpirnase and conjugated, or linked, it to a variety of clinically important proteins and peptides. These conjugates are designed to specifically target selected molecular structures in the body. These conjugates may have therapeutic applications in the treatment of anti-inflammatory diseases, such as arthritis, and other autoimmune diseases.

Proteasome Inhibitors

Cyclins and cyclin-dependent kinases are two major groups of protein regulators of the cell cycle progression. This means that each dividing cell, such as a tumor (malignant) cell, undergoes cyclical metabolic and morphological (structural) changes which are defined as the cell cycle. Cancer can be defined as the uncontrolled growth and proliferation of cells often associated with a de-regulated pattern of cell growth maturation and division. In vitro studies of ONCONASE(R) have shown its ability to interrupt cell cycle progression. Given that ONCONASE(R) and proteasome inhibitors both have been shown in vitro to modulate fundamental mechanisms governing tumor cell growth, proliferation and death, we are testing ONCONASE(R) and proteasome inhibitors in combination and have discovered synergistic anti-tumor effects. We believe that a new class of anti-cancer compounds can be developed combining ranpirnase and its variants with proteasome inhibitors.

HIV Infection

The drugs currently approved in the United States for the treatment of the HIV infection consist primarily of reverse transcriptase inhibitors and protease inhibitors. There is an extremely high rate of resistance developing to several currently available anti-viral drugs, primarily due to the exponentially increasing rate of mutations of HIV that occur during infection and to patients not taking drugs as prescribed.

Experimental data shows that anti-HIV effects of ONCONASE(R) are quite selective, resulting in a likelihood to inhibit replication of the different HIV-1 subtypes. In vitro studies have been performed by independent scientific collaborators, including the NIH - Division of AIDS. Ranpirnase is an enzyme highly specialized in the breakdown of RNA molecules and might be an effective anti-HIV agent, irrespective of viral mutations that render other antiviral agents ineffective.

We do not currently possess the funds necessary to conduct further research relating to most, if not all, of our preclinical research and cannot be certain that we will be able to obtain the financing to do so.

Raw Materials

The major active ingredient derived from leopard frog eggs is the protein ranpirnase. Although we currently acquire our natural source material from a single supplier, we believe that it is abundantly available from other sources. We have sufficient egg inventory on hand to produce enough ONCONASE(R) to complete the current Phase III clinical trial for malignant mesothelioma and supply ONCONASE(R) for up to two years after commercialization. In addition, we have successfully completed the cloning of the gene of the natural protein ranpirnase; however, the use of this recombinant technology may not be more cost effective than the natural source.

Manufacturing

We have signed an agreement with Scientific Protein Laboratories, a subsidiary of a division of American Home Products Corp., which will perform the intermediary manufacturing process of purifying ranpirnase. Scientific Protein Laboratories sends the intermediate product to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, we do not have specific arrangements for the manufacture of our product. Products manufactured for use in Phase III clinical trials and for commercial sale must be manufactured in compliance with Current Good Manufacturing Practices. Both Scientific Protein Laboratories and the contract filler to whom the intermediate product is sent, manufacture in accordance with Current Good Manufacturing Practices. For the foreseeable future, we intend to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture our product. We might not be able to find substitute manufacturers, if necessary. We are dependent upon our contract manufacturers to comply with Current Good Manufacturing Practices and to meet our production requirements. It is possible that our contract manufacturers may not comply with Current Good Manufacturing Practices or timely deliver sufficient quantities of our products.

Marketing

Neither we nor any of our officers or employees has pharmaceutical marketing experience. If we were to market our products ourselves, we would need significant additional expenditures and management resources to develop an internal sales force. We may not be able to successfully penetrate the markets for any products developed or develop internal marketing capabilities. We intend, in some instances, to enter into development and marketing agreements with third parties. We expect that under such arrangements we would act as a co-marketing partner or would grant exclusive marketing rights to our corporate partners in return for possibly assuming further research and development cost, up-front fees, milestone payments and royalties on sales. Under these agreements, our marketing partner may have the responsibility for a significant portion of development of the product and regulatory approval. In the event that our marketing partner fails to develop a marketable product or fails to market a product successfully, our business may be adversely affected.

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

As an initial step in the FDA regulatory approval process, preclinical studies are conducted in laboratory dishes and animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program typically involves up to three phases. Data from human trials as well as other regulatory requirements such as chemistry, manufacturing and controls, pharmacology and toxicology sections, are submitted to the FDA in an NDA or Biologics License Application, or BLA. Preparing an NDA or BLA involves considerable data collection, verification and analysis. A similar process in accordance with EMEA regulations is required to gain marketing approval in Europe. Moreover, a commercial entity must be established and approved by the EMEA in a member state of the EU at least three months prior to filing the MAA in the EU in preparation for the commercialization of ONCONASE(R).

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

Patents

We believe it is important to develop new technology and to improve our existing technology. When appropriate, we file patent applications to protect inventions in which we have an ownership interest.

We own nine patents in the United States:

     o U.S. Patent No. 4,888,172, issued in 1989, which covers a pharmaceutical produced from fertilized frog eggs (Rana pipiens) and the methodology for producing it.
     o U.S. Patent No. 5,559,212, issued in 1996, which covers the amino acid sequence of ONCONASE(R).
     o U.S. Patents Nos. 5,529,775 and 5,540,925, issued in 1996, and U.S. Patent No. 5,595,734, issued in 1997, which cover combinations of ONCONASE(R)with certain other pharmaceuticals.
     o U.S. Patent No. 5,728,805, issued in 1998, which covers a family of variants of ONCONASE(R).
     o Patent No. US 6,175,003 B1, issued January 16, 2001, which covers the genes of ONCONASE(R)and a variant of ONCONASE(R).
     o Patent No. US 6,239,257 B1, issued on May 29, 2001, which covers a family of variants of ONCONASE(R).
     o Patent No. US 6,290,951 B1 issued in September 18, 2001, which covers alteration of the cell cycle in vivo, particularly for inducing apoptosis of tumor cells.

We own four European patents, which have been validated in certain European countries. These patents cover ONCONASE(R), a variant of ONCONASE(R), process technology for making ONCONASE(R), and combinations of ONCONASE(R) with certain other chemotherapeutics. We also have patent applications pending in the United States, Europe, and Japan. Additionally, we own one Japanese patent and have an undivided interest in two applications that are pending in the United States. Each of these applications relate to a Subject Invention (as that term is defined in CRADAs to which we and the NIH are parties).

The scope of protection afforded by patents for biotechnological inventions can be uncertain, and such uncertainty may apply to our patents as well. The patent applications we have filed, or that we may file in the future, may not result in patents. Our patents may not give us competitive advantages, may be wholly or partially invalidated or held unenforceable, or may be held uninfringed by products that compete with our products. Patents owned by others may adversely affect our ability to do business. Furthermore, others may independently develop products that are similar to our products or that duplicate our products, and may design around the claims of our patents. Although we believe that our patents and patent applications are of substantial value to us, we cannot assure you that such patents and patent applications will be of commercial benefit to us, will adequately protect us from competing products or will not be challenged, declared invalid, or declared uninfringed. We also rely on proprietary know-how and on trade secrets to develop and maintain our competitive position. Others may independently develop or obtain access to such know-how or trade secrets. Although our employees and consultants having access to proprietary information are required to sign agreements which require them to keep such information confidential, our employees or consultants may breach these agreements or these agreements may be held to be unenforceable.

Competition

Currently, there are no approved systemic treatments for malignant mesothelioma. To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R). There are several companies, universities, research teams and scientists, both private and government-sponsored, which engage in research similar, or potentially similar, to that performed by us. These include Eli Lilly and Sugen which are developing agents for the malignant mesothelioma indication. Eli Lilly is conducting a Phase III trial of the combination of the multi-targeted antifolate (MTA) with cisplatin vs. cisplatin alone, and Sugen is conducting a Phase II trial of the VEGF antagonist. There is no comparable survival data available on the foregoing studies at this time.

Some of our competitors have far greater financial resources, larger research staffs and more extensive physical facilities. These competitors may develop products that are more effective than ours and may be more successful than us at producing and marketing their products. We are not aware, however, of any product currently being marketed that has the same mechanism of action as our proposed anti-tumor agent, ONCONASE(R). Search of scientific literature reveals no published information which would indicate that others are currently employing this method or producing such an anti-tumor agent. There are several chemotherapeutic agents currently used to treat the forms of cancer which ONCONASE(R) is being used to treat. ONCONASE(R) may not prove to be as safe and as effective as currently-used drugs. Others may develop new treatments which are more effective than ONCONASE(R).

Employees

As of October 26, 2001, we employed 14 persons, of whom 11 were engaged in research and development activities and three were engaged in administration and management. We have five employees who hold Ph.D. or M.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be very good. None of our employees are covered by a collective bargaining agreement.

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

Item 2. PROPERTIES.

We lease a total of approximately 17,000 square feet in an industrial office building located in Bloomfield, New Jersey. We lease the facility under a five-year operating lease which is due to expire December 31, 2001. We will be negotiating our new lease agreement under similar terms. The annual rental obligation is $136,000. We believe that the facility is sufficient for our needs in the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

We are presently not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board, or OTCBB, under the symbol "ACEL". At the close of business April 27, 1999, we were delisted from The Nasdaq SmallCap Market, or Nasdaq, for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of October 25, 2001, there were approximately 1,216 stockholders of record of our common stock.

The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2001 and 2000. The prices were obtained from OTCBB and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                       High     Low
                                       ----     ---
     Year Ended July 31, 2001:

          First Quarter               $1.56   $0.75

          Second Quarter               1.38    0.53

          Third Quarter                2.19    0.72

          Fourth Quarter               1.59    0.81

     Year Ended July 31, 2000:

          First Quarter                0.94    0.41

          Second Quarter               1.94    0.38

                                       High     Low
                                       ----     ---
     Year Ended July 31, 2000:

          Third Quarter                3.88    0.72

          Fourth Quarter               2.63    0.69

We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

Recent Sales of Unregistered Securities

In April and July 2001, we sold an aggregate of 529,999 shares of common stock to private investors at a price of $0.90 per share resulting in gross proceeds of $477,000. In addition, the private investors were granted three-year and five-year warrants to purchase an aggregate of 529,999 shares of common stock at per share exercise prices ranging from $1.50 to $2.50. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In July 2001, we issued 330,000 shares of common stock upon the conversion of convertible notes by related parties. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In August 2001, we sold an aggregate of 115,000 shares of common stock to private investors at a price of $0.90 per share resulting in gross proceeds of $103,500. In addition, the private investors were granted five-year warrants to purchase an aggregate of 103,500 shares of common stock at per share exercise price of $1.50. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for our company for the five fiscal years ended July 31.


                                            Year Ended July 31,
                     -------------------------------------------------------------------
                         2001         2000          1999          1998          1997
                     -----------   -----------   -----------   -----------   -----------
Interest Income      $    13,121   $    51,144   $   168,372   $   311,822   $   442,572
Net Loss (1)         $(2,294,936)  $(1,722,298)  $(3,156,636)  $(6,387,506)  $(5,018,867)
Net Loss Per Basic
and Diluted Share    $      (.12)  $      (.10)  $      (.18)  $      (.40)  $      (.34)
Dividends                   None          None          None          None          None


                                                As of July 31,
                     -------------------------------------------------------------------
                         2001         2000          1999          1998          1997
                     -----------   -----------   -----------   -----------   -----------
Total Assets         $   201,609   $   488,099   $ 1,728,648   $ 5,516,678   $ 8,034,954
Long-term Debt       $    23,663   $    30,251          None   $     6,727   $    15,902
Total Equity
(Deficiency)         $  (740,378)  $  (131,860)  $   757,200   $ 3,691,838   $ 5,566,091

(1) Included in the net loss of $2,294,936 for fiscal year ended July 31, 2001 and $1,722,298 for fiscal year ended July 31, 2000 are tax benefits of $451,395 and $755,854, respectively related to the sale of certain state tax operating loss carryforwards.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Since our inception, we have devoted the majority of our resources to the research and development of ONCONASE(R). After we obtained the results of our preliminary analysis of the Phase III clinical trial results for advanced pancreatic cancer, we closed the pancreatic cancer trials and redirected our resources towards the completion of the ongoing Phase III clinical trial for unresectable malignant mesothelioma. We have had a series of meetings and communications with the FDA and EMEA to establish mutually agreed upon parameters for the NDA/MAA submissions. We must complete the current clinical trial for the FDA filing, as well as provide the FDA and EMEA with information regarding the methods used to manufacture ONCONASE(R), evaluation of the therapeutic and toxic doses of ONCONASE(R) in animals and studies regarding the detection of ONCONASE(R) in human blood and antibody formation. Additionally, for the MAA submission, we must establish or designate a legal partner in the EU, which is considered to be a qualified pharmaceutical company (has qualified individuals) for at least three months prior to filing the MAA. We are also exploring various strategic alternatives for our business and our research and development operations.

We are currently funding the research and development of our products from cash receipts resulting from the private sales of our securities and from certain debt financings. The termination of the Phase III clinical trials for advanced pancreatic cancer had a significant and detrimental impact on the price of our common stock and our ability to raise additional capital for future operations. We may not have, or may not be able to obtain, the financial resources required to pay for all the associated costs of the malignant mesothelioma program to file a Unites States and/or foreign registration for the marketing approval of ONCONASE(R) for this indication.

Results of Operations

Fiscal Years Ended July 31, 2001, 2000 and 1999

Revenues

We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We did not have any sales in fiscal 2001, 2000 and 1999. Investment income for fiscal 2001 was $13,000 compared to $51,000 for fiscal 2000, a decrease of $38,000. This decrease was due to lower balances of cash and cash equivalents. Investment income for fiscal 2000 was $51,000 compared to $168,000 for fiscal 1999, a decrease of $117,000. This decrease was due to lower balances of cash and cash equivalents.

Research and Development

Research and development expense for fiscal 2001 was $1,901,000 compared to $1,880,000 for fiscal 2000, an increase of $21,000, or 1%. This increase was primarily due to an increase in costs in support of ongoing clinical trials and increase in costs related to ONCONASE(R) clinical supplies, both primarily due to the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. These increases were offset by a decrease in expenses related to the NDA filing for ONCONASE(R) with the FDA.

Research and development expense for fiscal 2000 was $1,880,000 compared to $2,402,000 for fiscal 1999, a decrease of $522,000, or 22%. This decrease was primarily due to an 80% decrease in costs in support of ongoing clinical trials, primarily due to lower clinical costs related to the Phase III clinical trials for malignant mesothelioma and pancreatic cancer, an 82% decrease in costs related to the preclinical research studies of ONCONASE(R) and a 44% decrease in costs related to the manufacture of clinical supplies of ONCONASE(R). These decreases were offset by an increase in expenses in preparation of an NDA filing for ONCONASE(R) and an 82% increase in expenses associated with the new patent and trademark applications for ONCONASE(R).

General and Administrative

General and administrative expense for fiscal 2001 was $706,000 compared to $645,000 for fiscal 2000, an increase of $61,000, or 9%. This increase was primarily due to a 58% increase in costs related to public relations activities, a 30% increase in non-cash expense relating to stock options issued for consulting services, a 12% increase in personnel costs and an 87% increase in costs associated with business development activities.

General and administrative expense for fiscal 2000 was $645,000 compared to $921,000 for fiscal 1999, a decrease of $276,000, or 29%. This decrease was primarily due to a 45% reduction in administrative personnel costs, primarily due to the resignation of our chief financial officer, a 46% decrease in consulting fees and a 55% decrease in public relations expenses, offset by a $20,000 increase in legal fees.

Interest

Interest expense for fiscal 2001 was $153,000 compared to $5,000 in fiscal 2000, an increase of $148,000. The increase was primarily due to the interest expense on convertible notes and related warrants issued in April 2001 to related and unrelated parties. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the life of the notes.

Interest expense for fiscal 2000 was $5,000 compared to $2,000 in fiscal 1999, an increase of $3,000. The increase was primarily due to the financing of office equipment during the fiscal year ended July 31, 2000.

Income Taxes

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), we have $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 and June 30, 2001. In December 2000, we received $451,000 from the sale of an aggregate of $602,000 tax benefits which was recognized as a tax benefit for our fiscal 2001. In December 1999, we received $756,000 from the sale of our tax benefits which was recognized as a tax benefit for our fiscal 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, we may not be able to find a buyer for our tax benefits or that such funds may not be available in a timely manner.

Net Loss

We have incurred net losses during each year since our inception. The net loss for fiscal 2001 was $2,295,000 as compared to $1,722,000 in fiscal 2000 and $3,157,000 in fiscal 1999. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2001 amounted to $58,971,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the fiscal year 2001, we had a net decrease in cash and cash equivalents of $213,000.

This decrease primarily resulted from net cash used in operating activities of $1,613,000 offset by net cash provided by financing activities in the amount of $1,400,000, primarily from the private placement of common stock and warrants and proceeds from the exercise of stock options. Total cash resources as of July 31, 2001 were $45,000 compared to $257,000 at July 31, 2000.

Our current liabilities as of July 31, 2001 were $918,000 compared to $590,000 at July 31, 2000, an increase of $328,000. The increase was primarily due to an increase in expenses related to the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. As of July 31, 2001 our current liabilities exceeded our current assets and we had a working capital deficit of $831,000.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), we have $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 and June 30, 2001. In December 2000, we received $451,000 from the sale of an aggregate of $602,000 tax benefits which was recognized as a tax benefit for our fiscal 2001. In December 1999, we received $756,000 from the sale of our tax benefits which was recognized as a tax benefit for our fiscal 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, we may not be able to find a buyer for our tax benefits or that such funds may not be available in a timely manner.

Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. From August through October 2001, we received gross proceeds of approximately $178,500 from the private placement of various individual investors and $100,000 from a note payable upon demand from an unrelated party. After taking into account these net proceeds and the possible proceeds from the sale of the balance of our tax benefits, we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs through January 2002. If we are unable to obtain funds from the sale of our tax benefits in a timely basis, our current cash reserves will be exhausted in December 2001. The report of our independent auditors on our financial statements includes an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with several potential strategic alliance partners including major international biopharmaceutical companies to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot be certain that any such alliances will materialize.

Our common stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. Since April 28, 1999, our common stock has traded on the OTC Bulletin Board under the symbol "ACEL". Delisting of our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 1993, certain shareholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of KPMG LLP with respect to our financial statements from inception to July 31, 2000 is based on the report of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act on the basis of the use of such report in any registration statement into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our common stock or otherwise.

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



Name                            Age  Director Since Position with the Company
------------------------------ ---- --------------- ----------------------------------------------------

Kuslima Shogen                  56       1981       Chairman of the Board, Chief Executive Officer and
                                                    Acting Chief Financial Officer

Stanislaw M. Mikulski, M.D.     57       1986       Executive Vice President, Medical Director and
                                                    Director

Stephen K. Carter, M.D.(1)      63       1997       Director and Chairman of the Scientific Advisory
                                                    Board

Donald R. Conklin (1)(2)        65       1997       Director

Martin F. Stadler (1)(2)        59       1997       Director

========================================================================================================

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

Martin F. Stadler joined the Board of Directors in November 1997. At the end of 1996, Mr. Stadler retired from Hoffmann La-Roche, Inc. after 32 years of pharmaceutical, chemical and diagnostic experience. Mr. Stadler served as senior vice president and chief financial officer, and was a member of the Hoffmann La-Roche, Inc. Board of Directors from 1985 through 1996. His responsibilities included finance, information technology, human resources, quality control and technical services. Prior to 1985, Mr. Stadler served as vice-president of strategic planning and business development. Mr. Stadler received his B.S. degree from Rutgers University and his M.B.A. from Fairleigh Dickenson University. In April 1999, he received the Pinnacle Award from FDU, the highest honor the University bestows on its graduates. Mr. Stadler is a member of the Finance Council of the American Management Association and a trustee of Fairleigh Dickenson University.

In March  1998 the SEC  approved  the  settlement  previously  disclosed  in our
November 1997 Proxy Statement of allegations by the SEC of violations of Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act) by Kuslima Shogen, Chairman and Chief Executive Officer and Stanislaw Mikulski, Executive Vice President. Ms. Shogen and Dr. Mikulski agreed to the entry of a cease and desist order and the payment of monetary penalties totaling $40,000 (payable by us under our indemnity agreements with these individuals) without admitting or denying any of the SEC's allegations concerning certain allegedly late filings required to be made by them pursuant to Sections 13 and 16 of the Exchange Act with respect to changes in beneficial ownership of our securities. With the exception of one late filing by Ms. Shogen in 1996, each of the allegedly unreported transactions occurred during the years 1983 to 1994. The alleged reporting violations relate solely to the filings of required forms. There was no allegation by the SEC of any fraudulent or willful misconduct. No action was brought against us.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our stock by our executive officers and directors and owners of 10% or more of our outstanding common stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the fiscal year ended July 31, 2001, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed in a timely manner, except for Kuslima Shogen who filed two Form 4's late. One late filing by Ms. Shogen was due to an oversight when a Form 4 was filed in connection with the exercise of options. The options were granted earlier in the year but the option grant was not required to be reported on Form 4. The exercise was required to be reported and this was done in a timely manner by filing a Form 4; however, in such Form 4, the grant of the options exercised should have been reported as well as the exercise itself. The grant was later reported by filing a Form 4. The other late filing was due to the failure of Ms. Shogen's brokerage firm to inform her in a timely manner of a sale of stock held in her account, which stock had originally been purchased by Ms. Shogen in the open market.

Item 11. EXECUTIVE COMPENSATION.

Directors' Compensation

Directors receive no cash compensation in consideration for their serving on the Board of Directors.

In November 1993 and January 1994, the Board of Directors and the stockholders, respectively, approved our 1993 Stock Option Plan (1993 Plan) which, among other things, provides for automatic grants of options under a formula to non-employee directors or independent directors on an annual basis.

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

During the fiscal year ended July 31, 2001, the following independent directors listed below were granted options under our 1997 Stock Option Plan (1997 Plan) pursuant to the same formula under the 1993 Plan as set forth above. The exercise prices of the options are equal to the formula set forth above.


      Name                    Number of Options     Exercise Price   Expiration
-----------------         -----------------------   --------------   ----------

Stephen K. Carter                  15,000               $0.82         12/30/06

Donald R. Conklin                  15,000               $0.82         12/30/06

Martin F. Stadler                  15,000               $0.82         12/30/06

Additionally, in April 2001 our board of directors approved the issuance of 50,000 stock options under the 1997 Plan to Martin Stadler, which vested on the date of grant. The exercise price of the stock options was $0.90 per share which was based on the average of the high and low trade prices of our common stock for the ten trading days preceding the date of grant.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended July 31, 2001, the members of our Board of Directors who served on the Compensation Committee were Stephen K. Carter, Donald R. Conklin and Martin F. Stadler, all of whom are non-employee directors. As more fully described under Item 13 "Certain Relationships and Related Transactions", Messrs. Conklin and Stadler were issued convertible notes which were converted into common stock and warrants to purchase common stock.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 2001, 2000 and 1999 earned by our Chief Executive Officer and Executive Vice President or our executive officers during the last fiscal year.

                                                                                    Long Term
                                         Annual Compensation                       Compensation
--------------------------------------------------------------------------------------------------  ----------------
                                                                                    Securities
                                                               Other Annual         Underlying         All Other
      Name and                      Salary         Bonus       Compensation      Options/SARs(#)     Compensation
 Principal Position       Year        ($)           ($)           ($)(1)                                 ($)(2)
--------------------------------------------------------------------------------------------------------------------

Kuslima Shogen            2001       $150,000      - 0 -           - 0 -                  115,000        $4,154
Chief Executive           2000        150,000      - 0 -           - 0 -                  215,000         3,615
Officer, Chairman of      1999        150,000      - 0 -           - 0 -                    - 0 -         - 0 -
the Board of
Directors and Acting
Chief Financial
Officer

Stanislaw M. Mikulski     2001      $130,000       - 0 -           - 0 -                   55,000        $3,900
Executive Vice            2000       130,000       - 0 -           - 0 -                  130,000         3,600
President and             1999       130,000       - 0 -           - 0 -                    - 0 -         - 0 -
Medical Director

(1) Excludes perquisites and other personal benefits which in the aggregate do not exceed 10% of our executive officers' total annual salary and bonus.

(2)  Consists of our contributions to a 401(k) plan.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options to our executive officers during the fiscal year ended July 31, 2001:

==================================================================================== ===============================
                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                 Individual Grants                                   Price Appreciation for Option
                                                                                                Term(2)
------------------------------------------------------------------------------------
                        Number of
                        Securities       % of Total
                        Underlying    Options Granted    Exercise or
                         Options      to Employees in    Base Price     Expiration
        Name           Granted (#)      Fiscal Year     ($/Share)(1)       Date
                                                                                     -------------------------------
                                                                                       0%($)     5%($)      10%($)
--------------------- --------------- ----------------- -------------- ------------- -------- ---------- -----------

Kuslima Shogen          115,000(3)         32.67%           $.85           (4)          -      $ 4,888     $ 9,775

Stanislaw M.             55,000(3)         15.63%           $.85           (4)          -      $ 2,338     $ 4,675
Mikulski
====================================================================================================================

(1) The exercise price of these options was based on the average of the high and low trade prices of our common stock for the twenty trading days preceding the date of grant.

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

(3) These options vested and became exercisable as to 20% of the shares on the date of the grant and 20% of the shares each year thereafter. An aggregate 23,000 options issued to Kuslima Shogen were exercised in March 2001.

(4)  These options will expire five years after the vesting date.

Option Exercises and Fiscal Year-End Values

The following table sets forth the information with respect to our executive officers concerning the exercise of options during the fiscal year ended July 31, 2001 and unexercised options held as of July 31, 2001.

=================================================== ================================ ===============================
                                                         Number of Securities             Value of Unexercised
                                                    Underlying Unexercised Options        In-The-Money Options
                                                        at Fiscal Year-End (#)          at Fiscal Year-End($)(2)
---------------------------------------------------
                           Shares         Value
        Name             Acquired on     Realized   Exercisable     Unexercisable    Exercisable    Unexercisable
                        Exercise (#)     ($) (1)
--------------------- ----------------- ----------- ------------- ------------------ ------------- -----------------

Kuslima Shogen              55,555         $12,870       780,926            261,000     $4,639         $67,525

Stanislaw M. Mikulski        None             None       275,563            152,000    $30,725         $43,300
====================== ================= ========== ============= ================== ============= =================

(1) Based upon the fair market value of the purchased shares on the option exercise date less the exercise price paid for the shares.

(2) The fair market value of the common stock at the fiscal year end was based on the average of the high and low trade prices ($0.89) for the common stock obtained from the OTC Bulletin Board on the last trading day of the fiscal year July 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning stock ownership of each person who is the beneficial owner of five percent or more of our outstanding common stock, each of the current directors, each of our executive officers and all directors and executive officers as a group as of September 30, 2001. Except as otherwise noted, each person has sole voting and investment power with respect to the shares shown as beneficially owned.


                                                                                Percentage of
                                                                 Number of      Common Stock
Directors, Officers or 5% Stockholders (1)                       Shares(2)      Outstanding(3)
--------------------------------------------------------------   ------------   --------------

Kuslima Shogen                                                   2,295,546(4)       11.0%

Stanislaw M. Mikulski                                              658,813(5)        3.3%

Stephen K. Carter                                                  128,750(6)          *

                                                                                Percentage of
                                                                 Number of      Common Stock
Directors, Officers or 5% Stockholders (1)                       Shares(2)      Outstanding(3)
--------------------------------------------------------------   ------------   --------------

Donald R. Conklin                                                  414,250(7)        2.1%

Martin F. Stadler                                                  441,250(8)        2.2%

All executive officers and directors as a group (five persons)   3,599,688(9)       18.1%


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

(3) The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of September 30, 2001 by (ii) the sum of (A) the number of shares of common stock outstanding as of September 30, 2001 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001.

(4) Includes 826,926 shares underlying options which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001 and 110,000 shares underlying warrants which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001.

(5) Includes 297,563 shares underlying options which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001.

(6) Includes 128,750 shares underlying options which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001.

(7) Includes 73,750 shares underlying options which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001 and 110,000 shares underlying warrants which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001.

(8) Includes 106,250 shares underlying options which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001 and 110,000 shares underlying warrants which were exercisable as of September 30, 2001 or which will become exercisable within 60 days after September 30, 2001.

(9) Includes all shares owned beneficially by the directors and the executive officers named in the table.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 23, 1991, the Board of Directors authorized us to pay Kuslima Shogen an amount equal to 15% of any gross royalties which may be paid to us from any license(s) with respect to our principal product, ONCONASE(R), or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which we own or are a co-owner of the patents, or acquire such rights in the future, for a period not to exceed the life of the patents. If we manufacture and market the drugs ourselves, we will pay an amount equal to 5% of net sales from any products sold during the life of the patents. On April 16, 2001, this agreement was amended and clarified to provide that Ms. Shogen would receive the 15% royalty payment relating to licensees or the 5% fee relating to sales but not both, unless we and a licensee both market the licensed product.

In December 1999, our compensation committee approved the issuance of an aggregate total of 75,000 stock options to our outside board of directors, which vested on the date of grant. The exercise price of the stock options was $0.47 per share which was based on the average of the high and low trade prices of our common stock for the twenty trading days preceding the date of grant. An aggregate 50,000 of these options were exercised.

In April 2001, our board of directors approved the issuance of 50,000 stock options under the 1997 Plan to Martin Stadler, which vested on the date of grant. The exercise price of the stock options was $0.90 per share which was based on the average of the high and low trade prices of our common stock for the ten trading days preceding the date of grant.

In April 2001, we issued convertible notes to Kuslima Shogen, our Chief Executive Officer and a director, two of our directors, Donald Conklin and Martin Stadler, and unrelated parties in the aggregate amount of $366,993. Messrs. Conklin and Stadler are members of our Compensation Committee. The notes are due within ninety days unless the lenders elect to exercise an option to convert their note into common stock at the conversion price of $0.90 per share. The related parties named above have elected to convert their notes into an aggregate 330,000 shares of common stock. In addition, upon conversion, they received three-year warrants to purchase an aggregate 330,000 shares of common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. The notes issued to unrelated parties with an aggregate balance of $69,993 were renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, they will receive five-year warrants to purchase an aggregate 77,770 shares of common stock at an exercise price of $1.50 per share.

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)and(2)  The  response  to  these  portions  of Item 14 is  submitted  as a separate section of this report commencing on page F-1.

(a)(3)and(4)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).


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

  3.1   Certificate of Incorporation                                                              *

  3.2   By-Laws                                                                                   *

  3.3   Amendment to Certificate of Incorporation                                                 #

  3.4   Amendment to Certificate of Incorporation                                                +++

  4.1   Form of Convertible Debenture                                                            **

 10.1   Form of Stock and Warrant Purchase Agreements used in private placements completed       ##
        in April 1996 and June 1996

 10.2   Lease Agreement - 225 Belleville Avenue, Bloomfield, New Jersey                          ###

 10.3   Form of Stock Purchase Agreement and Certificate used in connection with various
        private placements                                                                       ***

 10.4   Form of Stock and Warrant Purchase Agreement and Warrant Agreement used in Private       ***
        Placement completed on March 21, 1994


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

 10.6   Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen                      ****

 10.7   Accrued Salary Conversion Agreement dated March 30, 1994 with Kuslima Shogen            ****

 10.8   Accrued Salary Conversion Agreement dated March 30, 1994 with Stanislaw Mikulski        ****

 10.9   Option Agreement dated March 30, 1994 with Kuslima Shogen                               ****

10.10   Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30, 1994 with       ****
        Kuslima Shogen

10.11   Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30,         *****
        1994 with Kuslima Shogen

10.12   Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30,         *****
        1994 with Stanislaw Mikulski

10.13   Form of Stock and Warrant Purchase Agreement and Warrant Agreement used in Private        +
        Placement completed on September 13, 1994

10.14   Form of Subscription Agreements and Warrant Agreement used in Private Placements          #
        closed in October 1994 and September 1995

10.15   1997 Stock Option Plan                                                                   ###

10.16   Separation Agreement with Michael C. Lowe dated October 9, 1997                          ++

10.17   Form of Subscription Agreement and Warrant Agreement used in Private Placement           +++
        completed on February 20, 1998

10.18   Form of Warrant Agreement issued to the Placement Agent in connection with the           +++
        Private Placement completed on February 20, 1998

10.19   Placement Agent Agreement dated December 15, 1997                                        +++

10.20   Separation Agreement with Gail Fraser dated August 31, 1999                             ####

10.21   Form of Subscription Agreement and Warrant Agreement used in Private Placements
        completed in February 2000                                                              ++++

10.22   Form of Subscription Agreement and Warrant Agreement used in the August and
        September 2000 Private Placements                                                       +++++

10.23   Form of Subscription Agreement and Warrant Agreement used in the April 2001
        Private Placements                                                                        ^

10.24   Form of Convertible Note entered into in April 2001                                       ^

10.25   Form of Subscription Agreement and Warrant Agreement used in the July 2001 Private
        Placements                                                                                ^

 21.1   Subsidiaries of Registrant                                                               **

 23.1   Consent of KPMG LLP                                                                     #####

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

+++++Previously  filed as exhibits  to the  Company's  Quarterly  Report on Form
     10-Q for the quarter ended October 31, 2000 and incorporated herein by reference thereto.

^ Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-38236) and incorporated herein by reference thereto.

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


                                    ALFACELL CORPORATION


Dated: October 29, 2001             By: /s/ KUSLIMA SHOGEN
                                        Kuslima Shogen, Chief Executive Officer,
                                        Acting Chief Financial Officer and
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 29, 2001                /s/ KUSLIMA SHOGEN
                                        Kuslima Shogen, Chief Executive Officer,
                                        Acting Chief Financial Officer
                                        (Principal Executive Officer,  Principal
                                        Accounting Officer) and Chairman of
                                        the Board


Dated: October 29, 2001                 /s/ STANISLAW M. MIKULSKI
                                        Stanislaw M. Mikulski, M.D., Executive
                                        Vice President and Director


Dated: October 29, 2001                 /s/ STEPHEN K. CARTER
                                        Stephen K. Carter, M.D., Director


Dated: October 29, 2001                 /s/ DONALD R. CONKLIN
                                        Donald R. Conklin, Director

Dated: October 29, 2001                 /s/ MARTIN F. STADLER
                                        Martin F. Stadler, Director

                                      Index

                                                                            Page

     Audited Financial Statements:

     Independent Auditors' Report of KPMG LLP ...........................   F-2

     Independent Auditors' Report of Armus, Harrison & Co. ..............   F-3

     Balance Sheets - July 31, 2001 and 2000 ............................   F-5

     Statements of Operations - Years ended July 31, 2001, 2000, and 1999 and the Period from August 24, 1981
          (Date of Inception) to July 31, 2001 ..........................   F-6

     Statement of Stockholders' Equity (Deficiency)
          Period from August 24, 1981
          (Date of Inception) to July 31, 2001 ..........................   F-7

     Statements of Cash Flows - Years ended July 31, 2001, 2000, and 1999 and Period from August 24, 1981
          (Date of Inception) to July 31, 2001 ..........................   F-12

     Notesto Financial Statements - Years ended July 31, 2001, 2000 and
          1999 and the Period from August 24, 1981
          (Date of Inception) to July 31, 2001 ..........................   F-15

                          Independent Auditors' Report

The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 2001 and the period from August 24, 1981 (date of inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2001 of the amounts for the period from August 24, 1981 to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2001 and the period from August 24, 1981 to July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



Short Hills, New Jersey
October 12, 2001

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly in all material respects, the financial position of Alfacell Corporation as of July 31, 1992 and 1991, as restated, and for the three years ended July 31, 1992, as restated, and for the period from inception August 24, 1981 to July 31, 1992, as restated, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liability in the normal course of business. As shown in the statement of operations, the Company has incurred substantial losses in each year since its inception. In addition, the Company is a development stage company and its principal operation for production of income has not commenced. The Company's working capital has been reduced considerably by operating losses, and has a deficit net worth. These factors, among others, as discussed in Note 2 to the Notes of Financial Statements, indicates the uncertainties about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount of classification of liabilities that might be necessary should the Company be unable to continue its existence.



                                                  /s/ Armus, Harrison & Co.
                                                  -------------------------
                                                  Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2001 and 2000

                                                                        2001           2000
                                                                   ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $     44,781    $    257,445
    Other assets                                                         42,933          28,617
                                                                   ------------    ------------
        Total current assets                                             87,714         286,062

Property and equipment, net of accumulated depreciation and
    amortization of $1,081,423 in 2001 and $1,006,808 in 2000            67,555         142,170

Other assets                                                             46,340          59,867
                                                                   ------------    ------------

        Total assets                                               $    201,609    $    488,099
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                              $      7,057    $      7,074
    Note payable - convertible debt - unrelated party, less debt
    discount of $34,511                                                  35,482              --
    Accounts payable                                                    409,972         170,788
    Accrued expenses                                                    465,813         411,846
                                                                   ------------    ------------
        Total current liabilities                                       918,324         589,708

Long-term debt, less current portion                                     23,663          30,251
                                                                   ------------    ------------
        Total liabilities                                               941,987         619,959
                                                                   ------------    ------------

Stockholders' deficiency:
    Preferred stock, $.001 par value.  Authorized and unissued,
       1,000,000 shares at July 31, 2001 and 2000                            --              --
    Common stock $.001 par value.  Authorized 40,000,000 shares;
       issued and outstanding 19,802,245 shares and 18,431,559
       shares at July 31, 2001 and 2000, respectively                    19,802          18,431
    Capital in excess of par value                                   58,211,335      56,526,288
    Deficit accumulated during development stage                    (58,971,515)    (56,676,579)
                                                                   ------------    ------------
        Total stockholders' deficiency                                 (740,378)       (131,860)
                                                                   ------------    ------------

        Total liabilities and stockholders' deficiency             $    201,609    $    488,099
                                                                   ============    ============

See accompanying notes to financial statements.

                            Statements of Operations

                    Years ended July 31, 2001, 2000 and 1999,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                               August 24, 1981
                                                  (date of
                                                  inception)
                                               to July 31, 2001      2001          2000           1999
                                                 ------------    -----------    -----------    ----------
Revenues:
    Sales                                        $    553,489             --             --            --
    Investment income                               1,372,285         13,121         51,144       168,372
    Other income                                       60,103             --             --            --
                                                 ------------    -----------    -----------    ----------
                                                    1,985,877         13,121         51,144       168,372
                                                 ------------    -----------    -----------    ----------

Cost and expenses:
    Cost of sales                                     336,495             --             --            --
    Research and development                       37,869,035      1,900,678      1,879,728     2,401,945
    General and administrative                     20,865,393        705,745        644,588       920,686
    Interest:
       Related parties                              1,142,860        108,900             --            --
       Others                                       1,950,858         44,129          4,980         2,377
                                                 ------------    -----------    -----------    ----------
                                                   62,164,641      2,759,452      2,529,296     3,325,008
                                                 ------------    -----------    -----------    ----------

Net loss before state tax benefit                $(60,178,764)    (2,746,331)    (2,478,152)   (3,156,636)

 State tax benefit                                  1,207,249        451,395        755,854            --
                                                 ------------    -----------    -----------    ----------

           Net loss                              $(58,971,515)    (2,294,936)    (1,722,298)   (3,156,636)
                                                 ============    ===========    ===========    ==========

 Loss per basic and diluted common share                         $     (0.12)   $     (0.10)   $    (0.18)
                                                                 ===========    ===========    ==========

 Weighted average number of shares outstanding                    18,927,000     17,812,000    17,271,000
                                                                 ===========    ===========    ==========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                                                   Common Stock
                                                              ----------------------
                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                          Capital In     Common        During
                                                                Number                  Excess of par   Stock to     Development
                                                              of Shares      Amount         Value       be Issued       Stage
                                                             -----------    --------    ------------    ---------    ------------
Issuance of shares to officers and stockholders for
  equipment, research and development, and expense
  reimbursement                                                  712,500    $    713    $    212,987           --    $         --
Issuance of shares for organizational legal service               50,000          50           4,950           --              --
Sale of shares for cash, net                                      82,143          82         108,418           --              --
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                              422,321         422            (422)          --              --
Net loss                                                              --          --              --           --        (121,486)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1982                                       1,266,964       1,267         325,933           --        (121,486)

Issuance of shares for equipment                                  15,000          15          13,985           --              --
Sale of shares to private investors                               44,196          44          41,206           --              --
Sale of shares in public offering, net                           660,000         660       1,307,786           --              --
Issuance of shares under stock grant program                      20,000          20         109,980           --              --
Exercise of warrants, net                                          1,165           1           3,494           --              --
Net loss                                                              --          --              --           --        (558,694)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1983                                       2,007,325       2,007       1,802,384           --        (680,180)

Exercise of warrants, net                                        287,566         287         933,696           --              --
Issuance of shares under stock grant program                      19,750          20         101,199           --              --
Issuance of shares under stock bonus plan for directors
  and consultants                                                130,250         131         385,786           --              --
Net loss                                                              --          --              --           --      (1,421,083)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1984                                       2,444,891       2,445       3,223,065           --      (2,101,263)

Issuance of shares under stock grant program                      48,332          48         478,057           --              --
Issuance of shares under stock bonus plan for directors
  and consultants                                                 99,163          99         879,379           --              --
Shares canceled                                                  (42,500)        (42)       (105,783)          --              --
Exercise of warrants, net                                        334,957         335       1,971,012           --              --
Net loss                                                              --          --              --           --      (2,958,846)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1985                                       2,884,843       2,885       6,445,730           --      (5,060,109)

Issuance of shares under stock grant program                      11,250          12         107,020           --              --
Issuance of shares under stock bonus plan for directors
  and consultants                                                 15,394          15         215,385           --              --
Exercise of warrants, net                                         21,565          21          80,977           --              --
Net loss                                                              --          --              --           --      (2,138,605)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1986 (carried forward)                     2,933,052       2,933       6,849,112           --      (7,198,714)


                                                                              Deferred         Total
                                                                            compensation,  Stockholders'
                                                             Subscription    restricted        Equity
                                                               Receivable      stock        (Deficiency)
                                                              -----------    -----------    -----------
Issuance of shares to officers and stockholders for
  equipment, research and development, and expense
  reimbursement                                               $        --    $        --    $   213,700
Issuance of shares for organizational legal service                    --             --          5,000
Sale of shares for cash, net                                           --             --        108,500
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                                    --             --             --
Net loss                                                               --             --       (121,486)
                                                              -----------    -----------    -----------

Balance at July 31, 1982                                               --             --        205,714

Issuance of shares for equipment                                       --             --         14,000
Sale of shares to private investors                                    --             --         41,250
Sale of shares in public offering, net                                 --             --      1,308,446
Issuance of shares under stock grant program                           --             --        110,000
Exercise of warrants, net                                              --             --          3,495
Net loss                                                               --             --       (558,694)
                                                              -----------    -----------    -----------
Balance at July 31, 1983                                               --             --      1,124,211

Exercise of warrants, net                                              --             --        933,983
Issuance of shares under stock grant program                           --             --        101,219
Issuance of shares under stock bonus plan for directors
  and consultants                                                      --             --        385,917
Net loss                                                               --             --     (1,421,083)
                                                              -----------    -----------    -----------
Balance at July 31, 1984                                               --             --      1,124,247

Issuance of shares under stock grant program                           --             --        478,105
Issuance of shares under stock bonus plan for directors
  and consultants                                                      --             --        879,478
Shares canceled                                                        --             --       (105,825)
Exercise of warrants, net                                              --             --      1,971,347
Net loss                                                               --             --     (2,958,846)
                                                              -----------    -----------    -----------
Balance at July 31, 1985                                               --             --      1,388,506

Issuance of shares under stock grant program                           --             --        107,032
Issuance of shares under stock bonus plan for directors
  and consultants                                                      --             --        215,400
Exercise of warrants, net                                              --             --         80,998
Net loss                                                               --             --     (2,138,605)
                                                              -----------    -----------    -----------
Balance at July 31, 1986 (carried forward)                             --             --       (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                                                   Common Stock
                                                              ----------------------
                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                          Capital In     Common        During
                                                                Number                  Excess of par   Stock to     Development
                                                              of Shares      Amount         Value       be Issued       Stage
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1986 (brought forward)                     2,933,052    $  2,933    $  6,849,112           --    $ (7,198,714)

Exercise of warrants at $10.00 per share                          14,745          15         147,435           --              --
Issuance of shares under stock bonus plan for directors
  and consultants                                                  5,000           5          74,995           --              --
Issuance of shares for services                                  250,000         250         499,750           --              --
Sale of shares to private investors, net                           5,000           5          24,995           --              --
Net loss                                                              --          --              --           --      (2,604,619)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1987                                       3,207,797       3,208       7,596,287           --      (9,803,333)

Issuance of shares for legal and consulting services             206,429         207         724,280           --              --
Issuance of shares under employment incentive program            700,000         700       2,449,300           --              --
Issuance of shares under stock grant program                      19,000          19          66,481           --              --
Exercise of options at $3.00 per share                           170,000         170         509,830           --              --
Issuance of shares for litigation settlement                      12,500          12          31,125           --              --
Exercise of warrants at $7.06 per share                           63,925          64         451,341           --              --
Sale of shares to private investors                               61,073          61         178,072           --              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (3,272,773)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1988                                       4,440,724       4,441      12,006,716           --     (13,076,106)

Sale of shares for litigation settlement                         135,000         135       1,074,703           --              --
Conversion  of debentures at $3.00 per share                     133,333         133         399,867           --              --
Sale of shares to private investors                              105,840         106         419,894           --              --
Exercise of options at $3.50 per share                             1,000           1           3,499           --              --
Issuance of shares under employment agreement                    750,000         750       3,749,250           --              --
Issuance of shares under the 1989 Stock Plan                      30,000          30         149,970           --              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (2,952,869)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1989                                       5,595,897       5,596      17,803,899           --     (16,028,975)

Issuance of shares for legal and consulting services              52,463          52         258,725           --              --
Issuance of shares under the 1989 Stock Plan                      56,000          56         335,944           --              --
Sale of shares for litigation settlement                          50,000          50         351,067           --              --
Exercise of options at $3.00 - $3.50 per share                   105,989         106         345,856           --              --
Sale of shares to private investors                               89,480          90         354,990           --              --
Issuance of shares under employment agreement                    750,000         750       3,749,250           --              --
Conversion of debentures at $5.00 per share                      100,000         100         499,900           --              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (4,860,116)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1990 (carried forward)                     6,799,829       6,800      23,699,631           --     (20,889,091)



                                                                               Deferred         Total
                                                                             compensation,  Stockholders'
                                                              Subscription    restricted        Equity
                                                                Receivable      stock        (Deficiency)
                                                               -----------    -----------    -----------
Balance at July 31, 1986 (brought forward)                              --             --    $  (346,669)

Exercise of warrants at $10.00 per share                                --             --        147,450
Issuance of shares under stock bonus plan for directors
  and consultants                                                       --             --         75,000
Issuance of shares for services                                         --             --        500,000
Sale of shares to private investors, net                                --             --         25,000
Net loss                                                                --             --     (2,604,619)
                                                               -----------    -----------    -----------
Balance at July 31, 1987                                                --             --     (2,203,838)

Issuance of shares for legal and consulting services                    --             --        724,487
Issuance of shares under employment incentive program                   --     (2,450,000)            --
Issuance of shares under stock grant program                            --             --         66,500
Exercise of options at $3.00 per share                                  --             --        510,000
Issuance of shares for litigation settlement                            --             --         31,137
Exercise of warrants at $7.06 per share                                 --             --        451,405
Sale of shares to private investors                                     --             --        178,133
Amortization of deferred compensation, restricted stock                 --        449,167        449,167
Net loss                                                                --             --     (3,272,773)
                                                               -----------    -----------    -----------
Balance at July 31, 1988                                                --     (2,000,833)    (3,065,782)

Sale of shares for litigation settlement                                --             --      1,074,838
Conversion  of debentures at $3.00 per share                            --             --        400,000
Sale of shares to private investors                                     --             --        420,000
Exercise of options at $3.50 per share                                  --             --          3,500
Issuance of shares under employment agreement                           --     (3,750,000)            --
Issuance of shares under the 1989 Stock Plan                            --       (150,000)            --
Amortization of deferred compensation, restricted stock                 --      1,050,756      1,050,756
Net loss                                                                --             --     (2,952,869)
                                                               -----------    -----------    -----------
Balance at July 31, 1989                                                --     (4,850,077)    (3,069,557)

Issuance of shares for legal and consulting services                    --             --        258,777
Issuance of shares under the 1989 Stock Plan                            --       (336,000)            --
Sale of shares for litigation settlement                                --             --        351,117
Exercise of options at $3.00 - $3.50 per share                          --             --        345,962
Sale of shares to private investors                                     --             --        355,080
Issuance of shares under employment agreement                           --     (3,750,000)            --
Conversion of debentures at $5.00 per share                             --             --        500,000
Amortization of deferred compensation, restricted stock                 --      3,015,561      3,015,561
Net loss                                                                --             --     (4,860,116)
                                                               -----------    -----------    -----------
Balance at July 31, 1990 (carried forward)                              --     (5,920,516)    (3,103,176)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                                                   Common Stock
                                                              ----------------------
                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                          Capital In     Common        During
                                                                Number                  Excess of par   Stock to     Development
                                                              of Shares      Amount         Value       be Issued       Stage
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1990 (brought forward)                     6,799,829    $  6,800    $ 23,699,631           --    $(20,889,091)

Exercise of options at $6.50 per share                            16,720          16         108,664           --              --
Issuance of shares for legal consulting services                  87,000          87         358,627           --              --
Issuance of shares under the 1989 Stock Plan                     119,000         119         475,881           --              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (5,202,302)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1991                                       7,022,549       7,022      24,642,803           --     (26,091,393)

Exercise of options at $3.50 per share                             1,000           1           3,499           --              --
Sale of shares to private investors                               70,731          71         219,829           --              --
Conversion of debentures at $5.00 per share                       94,000          94         469,906           --              --
Issuance of shares for services                                   45,734          46         156,944           --              --
Issuance of shares under the 1989 Stock Plan                     104,000         104         285,896           --              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (4,772,826)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1992                                       7,338,014       7,338      25,778,877           --     (30,864,219)

Sale of share to private investors                               352,667         353         735,147           --              --
Issuance of shares for legal services                             49,600          50         132,180           --              --
Issuance of shares for services                                    5,000           5           9,995           --              --
Issuance of shares under the 1989 Stock Plan                     117,000         117         233,883           --              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (2,357,350)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1993                                       7,862,281       7,863      26,890,082           --     (33,221,569)

Conversion of debentures at $2.75 per share to $6.00 per
  share                                                          425,400         425       1,701,575           --              --
Sale of shares to private investors, net                         743,000         743       1,710,048           --              --
Conversion of short-term borrowings                               72,800          73         181,927           --              --
Issuance of shares for services                                   16,200          16          43,334           --              --
Issuance of shares under the 1989 Stock Plan, for services         5,000           5          14,995           --              --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                              --          --       3,194,969           --              --
Repurchase of stock options from related party                        --          --        (198,417)          --              --
Issuance of options upon conversion of accrued interest               --          --         142,441           --              --
Common stock to be issued                                             --          --              --       50,000              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (2,234,428)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1994 (carried forward)                     9,124,681       9,125      33,680,954       50,000     (35,455,997)


                                                                              Deferred         Total
                                                                            compensation,  Stockholders'
                                                             Subscription    restricted        Equity
                                                               Receivable      stock        (Deficiency)
                                                              -----------    -----------    -----------
Balance at July 31, 1990 (brought forward)                    $        --    $(5,920,516)   $(3,103,176)

Exercise of options at $6.50 per share                                 --             --        108,680
Issuance of shares for legal consulting services                       --             --        358,714
Issuance of shares under the 1989 Stock Plan                           --       (476,000)            --
Amortization of deferred compensation, restricted stock                --      2,891,561      2,891,561
Net loss                                                               --             --     (5,202,302)
                                                              -----------    -----------    -----------
Balance at July 31, 1991                                               --     (3,504,955)    (4,946,523)

Exercise of options at $3.50 per share                                 --             --          3,500
Sale of shares to private investors                                    --             --        219,900
Conversion of debentures at $5.00 per share                            --             --        470,000
Issuance of shares for services                                        --             --        156,990
Issuance of shares under the 1989 Stock Plan                           --       (286,000)            --
Amortization of deferred compensation, restricted stock                --      3,046,726      3,046,726
Net loss                                                               --             --     (4,772,826)
                                                              -----------    -----------    -----------
Balance at July 31, 1992                                               --       (744,229)    (5,822,233)

Sale of share to private investors                                     --             --        735,500
Issuance of shares for legal services                                  --             --        132,230
Issuance of shares for services                                        --        (10,000)            --
Issuance of shares under the 1989 Stock Plan                           --       (234,000)            --
Amortization of deferred compensation, restricted stock                --        664,729        664,729
Net loss                                                               --             --     (2,357,350)
                                                              -----------    -----------    -----------
Balance at July 31, 1993                                               --       (323,500)    (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per
  share                                                                --             --      1,702,000
Sale of shares to private investors, net                               --             --      1,710,791
Conversion of short-term borrowings                                    --             --        182,000
Issuance of shares for services                                        --             --         43,350
Issuance of shares under the 1989 Stock Plan, for services             --             --         15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                               --             --      3,194,969
Repurchase of stock options from related party                         --             --       (198,417)
Issuance of options upon conversion of accrued interest                --             --        142,441
Common stock to be issued                                              --             --         50,000
Amortization of deferred compensation, restricted stock                --        265,000        265,000
Net loss                                                               --             --     (2,234,428)
                                                              -----------    -----------    -----------
Balance at July 31, 1994 (carried forward)                             --        (58,500)    (1,774,418)

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                                                   Common Stock
                                                              ----------------------
                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                          Capital In     Common        During
                                                                Number                  Excess of par   Stock to     Development
                                                              of Shares      Amount         Value       be Issued       Stage
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1994 (brought forward)                     9,124,681    $  9,125    $ 33,680,954    $  50,000    $(35,455,997)

Sale of shares to private investors, net                         961,000         961       2,023,241      (50,000)             --
Conversion of short-term borrowings                               17,600          17          43,983           --              --
Issuance of shares for services                                   30,906          31          77,234           --              --
Exercise of options at $2.27 - $2.50 per share                   185,000         185         437,015           --              --
Common stock to be issued                                             --          --              --      339,008              --
Common stock to be issued, for services                               --          --              --        4,800              --
Amortization of deferred compensation, restricted stock               --          --              --           --              --
Net loss                                                              --          --              --           --      (1,993,123)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1995                                      10,319,187      10,319      36,262,427      343,808     (37,449,120)

Sale of shares to private investors, net                       2,953,327       2,953       8,969,655     (339,008)             --
Issuance of shares for services                                   19,995          20          70,858       (4,800)             --
Exercise of options at $2.50 - $3.87 per share                   566,700         567       1,657,633           --              --
Sale of warrants                                                      --          --          12,084           --              --
Issuance of options/warrants for services                             --          --          50,872           --              --
Common stock to be issued                                             --          --              --      258,335              --
Subscription receivable                                               --          --              --           --              --
Net loss                                                              --          --              --           --      (2,942,152)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1996                                      13,859,209      13,859      47,023,529      258,335     (40,391,272)

Sale of shares to private investors, net                         112,000         112         503,888           --              --
Issuance of options for services                                      --          --          76,504           --              --
Exercise of options at $2.45 - $4.00 per share, net              729,134         729       2,620,359     (258,335)             --
Exercise of warrants at $5.00 per share, net                     147,450         148         737,102           --              --
Net loss                                                              --          --              --           --      (5,018,867)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1997                                      14,847,793      14,848      50,961,382           --     (45,410,139)

Sale of shares to private investors, net                       2,337,150       2,337       4,199,877           --              --
Issuance of options for services                                      --          --         199,954           --              --
Exercise of warrants at $2.20 - $2.50 per share                    4,950           5          11,080           --              --
Issuance of shares for services, net                              50,000          50          99,950           --              --
Net loss                                                              --          --              --           --      (6,387,506)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1998                                      17,239,893      17,240      55,472,243           --     (51,797,645)

Issuance of options for services                                      --          --         205,593           --              --
Issuance of shares for services, net                              46,701          46          16,359           --              --
Net loss                                                              --          --              --           --      (3,156,636)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1999 (carried forward)                    17,286,594    $ 17,286    $ 55,694,195    $      --    $(54,954,281)


                                                                               Deferred         Total
                                                                             compensation,  Stockholders'
                                                              Subscription    restricted        Equity
                                                                Receivable      stock        (Deficiency)
                                                               -----------    -----------    -----------
Balance at July 31, 1994 (brought forward)                     $        --    $   (58,500)   $(1,774,418)

Sale of shares to private investors, net                                --             --      1,974,202
Conversion of short-term borrowings                                     --             --         44,000
Issuance of shares for services                                         --             --         77,265
Exercise of options at $2.27 - $2.50 per share                          --             --        437,200
Common stock to be issued                                               --             --        339,008
Common stock to be issued, for services                                 --             --          4,800
Amortization of deferred compensation, restricted stock                 --         58,500         58,500
Net loss                                                                --             --     (1,993,123)
                                                               -----------    -----------    -----------
Balance at July 31, 1995                                                --             --       (832,566)

Sale of shares to private investors, net                                --             --      8,633,600
Issuance of shares for services                                         --             --         66,078
Exercise of options at $2.50 - $3.87 per share                          --             --      1,658,200
Sale of warrants                                                        --             --         12,084
Issuance of options/warrants for services                               --             --         50,872
Common stock to be issued                                               --             --        258,335
Subscription receivable                                           (254,185)            --       (254,185)
Net loss                                                                --             --     (2,942,152)
                                                               -----------    -----------    -----------
Balance at July 31, 1996                                          (254,185)            --      6,650,266

Sale of shares to private investors, net                                --             --        504,000
Issuance of options for services                                        --             --         76,504
Exercise of options at $2.45 - $4.00 per share, net                254,185             --      2,616,938
Exercise of warrants at $5.00 per share, net                            --             --        737,250
Net loss                                                                --             --     (5,018,867)
                                                               -----------    -----------    -----------
Balance at July 31, 1997                                                --             --      5,566,091

Sale of shares to private investors, net                                --             --      4,202,214
Issuance of options for services                                        --             --        199,954
Exercise of warrants at $2.20 - $2.50 per share                         --             --         11,085
Issuance of shares for services, net                                    --             --        100,000
Net loss                                                                --             --     (6,387,506)
                                                               -----------    -----------    -----------
Balance at July 31, 1998                                                --             --      3,691,838

Issuance of options for services                                        --             --        205,593
Issuance of shares for services, net                                    --             --         16,405
Net loss                                                                --             --     (3,156,636)
                                                               -----------    -----------    -----------
Balance at July 31, 1999 (carried forward)                     $        --    $        --    $   757,200

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                                                   Common Stock
                                                              ----------------------
                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                          Capital In     Common        During
                                                                Number                  Excess of par   Stock to     Development
                                                              of Shares      Amount         Value       be Issued       Stage
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 1999 (brought forward)                    17,286,594    $ 17,286    $ 55,694,195    $      --    $(54,954,281)

Sale of shares to private investors, net                         875,000         875         547,417           --              --
Exercise of options at $0.43 - $1.43 per share                    95,000          95          45,755           --              --
Issuance of shares for services, net                             174,965         175          92,009           --              --
Vesting of options previously issued for services                     --          --         146,912           --              --
Net loss                                                              --          --              --           --      (1,722,298)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 2000                                      18,431,559      18,431      56,526,288           --     (56,676,579)

Sale of shares to private investors, net                         863,331         863         955,561           --              --
Exercise of options at $0.29 - $0.85 per share                   165,555         166          83,565           --              --
Issuance of shares for services, net                              11,800          12          10,018           --              --
Exercise of convertible debentures at $0.90 per share            330,000         330         296,670           --              --
Issuance of warrants with convertible debt                            --          --         178,807           --              --
Issuance of options for services                                      --          --         160,426           --              --
Net loss                                                              --          --              --           --      (2,294,936)
                                                             -----------    --------    ------------    ---------    ------------
Balance at July 31, 2001                                      19,802,245    $ 19,802    $ 58,211,335    $      --    $(58,971,515)
                                                             ===========    ========    ============    =========    ============


                                                                               Deferred         Total
                                                                             compensation,  Stockholders'
                                                              Subscription    restricted        Equity
                                                                Receivable      stock        (Deficiency)
                                                               -----------    -----------    -----------


Balance at July 31, 1999 (brought forward)                     $        --    $        --    $   757,200

Sale of shares to private investors, net                                --             --        548,292
Exercise of options at $0.43 - $1.43 per share                          --             --         45,850
Issuance of shares for services, net                                    --             --         92,184
Vesting of options previously issued for services                       --             --        146,912
Net loss                                                                --             --     (1,722,298)
                                                               -----------    -----------    -----------
Balance at July 31, 2000                                                --             --       (131,860)

Sale of shares to private investors, net                                --             --        956,424
Exercise of options at $0.29 - $0.85 per share                          --             --         83,731
Issuance of shares for services, net                                    --             --         10,030
Exercise of convertible debentures at $0.90 per share                   --             --        297,000
Issuance of warrants with convertible debt                              --             --        178,807
Issuance of options for services                                        --             --        160,426
Net loss                                                                --             --     (2,294,936)
                                                               -----------    -----------    -----------
Balance at July 31, 2001                                       $        --    $        --    $  (740,378)
                                                               ===========    ===========    ===========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                    Years ended July 31, 2001, 2000 and 1999,
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2001

                                                                          August 24, 1981
                                                                             (date of
                                                                           inception) to
                                                                              July 31,
                                                                                2001           2001           2000          1999
                                                                          ------------    -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                                $(58,971,515)   $(2,294,936)   $(1,722,298)   $(3,156,636)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on sale of marketable securities                                    (25,963)            --             --             --
      Depreciation and amortization                                          1,492,458         74,615         93,748        101,231
      Loss on disposal of property and equipment                                18,926             --             --             --
      Noncash operating expenses                                             5,824,106        304,722        146,912        208,053
      Amortization of deferred compensation                                 11,442,000             --             --             --
      Amortization of organization costs                                         4,590             --             --             --
      Changes in assets and liabilities:
       (Increase) decrease in other current assets                            (102,800)       (14,316)        58,224        (29,521)
       Decrease in other assets                                                 49,711         13,527             --             --
       Increase in loans and interest payable, related party                   744,539             --             --             --
       Increase (decrease) in accounts payable                                 706,082        249,214         76,901       (513,338)
       Increase in accrued payroll and expenses, related parties             2,348,145             --             --             --
       Increase (decrease) in accrued expenses                               1,007,326         53,967       (366,804)      (314,248)
                                                                          ------------    -----------    -----------    -----------
           Net cash used in operating activities                           (35,462,395)    (1,613,207)    (1,713,317)    (3,704,459)
                                                                          ------------    -----------    -----------    -----------

Cash flows from investing activities:
      Purchase of marketable securities                                       (290,420)            --             --             --
      Proceeds from sale of marketable equity securities                       316,383             --             --             --
      Purchase of property and equipment                                    (1,406,836)            --        (37,575)            --
      Patent costs                                                             (97,841)            --             --             --
                                                                          ------------    -----------    -----------    -----------
           Net cash used in investing activities                            (1,478,714)            --        (37,575)            --
                                                                          ------------    -----------    -----------    -----------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                          August 24, 1981
                                                                             (date of
                                                                           inception) to
                                                                              July 31,
                                                                                2001           2001           2000          1999
                                                                          ------------    -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                     $    849,500    $        --    $        --    $        --
  Payment of short-term borrowings                                            (623,500)            --             --             --
  Increase in loans payable, related party, net                              2,628,868             --             --             --
  Proceeds from bank debt and other long-term debt, net of
    deferred debt costs                                                      2,452,460             --         41,577             --
  Reduction of bank debt and long-term debt                                 (2,935,848)        (6,605)       (10,515)        (9,175)
  Proceeds from issuance of common stock, net                               28,310,163        956,424        548,292         (2,686)
  Proceeds from exercise of stock options and warrants, net                  5,590,254         83,731         45,850             --
  Proceeds from issuance of convertible debentures, related party              297,000        297,000             --             --
  Proceeds from issuance of convertible debentures, unrelated party            416,993         69,993             --             --
                                                                          ------------    -----------    -----------    -----------
      Net cash provided by financing activities                             36,985,890      1,400,543        625,204        (11,861)
                                                                          ------------    -----------    -----------    -----------
      Net increase (decrease) in cash and cash equivalents                      44,781       (212,664)    (1,125,688)    (3,716,320)
Cash and cash equivalents at beginning of period                                    --        257,445      1,383,133      5,099,453
                                                                          ------------    -----------    -----------    -----------
Cash and cash equivalents at end of period                                $     44,781    $    44,781    $   257,445    $ 1,383,133
                                                                          ============    ===========    ===========    ===========

Supplemental disclosure of cash flow information - interest paid          $  1,662,446    $     8,733    $     4,980    $     2,378
                                                                          ============    ===========    ===========    ===========

Noncash financing activities:
  Issuance of convertible subordinated debenture for
  loan payable                                                            $  2,725,000    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Issuance of common stock upon the conversion of convertible
       subordinated debentures, related party                             $  3,242,000    $   297,000    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Conversion of short-term borrowings to common stock                     $    226,000    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Conversion of accrued interest, payroll and expenses by related
      parties to stock options                                            $  3,194,969    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Repurchase of stock options from related party                          $   (198,417)   $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Conversion of accrued interest to stock options                         $    142,441    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Conversions of accounts payable to common stock                         $    296,200    $    10,030    $    92,184    $    16,631
                                                                          ============    ===========    ===========    ===========

  Conversion of notes payable, bank and accrued interest to
    long-term debt                                                        $  1,699,072    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                          August 24, 1981
                                                                             (date of
                                                                           inception) to
                                                                              July 31,
                                                                                2001           2001           2000          1999
                                                                          ------------    -----------    -----------    -----------
Conversion of loans and Interest Payable, related party and
       accrued payroll and expenses, related parties to long-term
       accrued payroll and other, related party                           $  1,863,514    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Issuance of common stock upon the conversion of convertible
       subordinated debentures, other                                     $    127,000    $        --    $        --             --
                                                                          ============    ===========    ===========    ===========

  Issuance of common stock for services rendered                          $      2,460    $        --    $        --    $     2,460
                                                                          ============    ===========    ===========    ===========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                    Years ended July 31, 2001, 2000 and 1999
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2001

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

     Fair Value of Financial Instruments

     For all financial instruments, their carrying value approximates fair value due to the short maturity of those instruments. The debt has been issued at rates which represent prevailing market rates for similar financings.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, (Continued)

     Comprehensive Income (Loss)

     The net loss of  $2,295,000,  $1,722,000 and  $3,157,000,  recorded for the years ended July 31, 2001, 2000 and 1999, respectively, is equal to the comprehensive loss for those periods in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

     Earnings (Loss) Per Common Share

     "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants would be all anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 6,445,748, 6,156,195 and 5,894,875 at July 31, 2001, 2000 and 1999,
     respectively.

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

     Stock Option Plans

     Stock based compensation is recognized using the intrinsic value method. For disclosure purposes, proforma net income (loss) and net income (loss) per share data are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

     The Company records compensation expense equal to the value of stock options granted for consulting services rendered to the Company by non-employees. The value of the options granted to non-employees is determined by the Black Scholes option pricing model.

     (2) Liquidity

     The Company has reported net losses of $2,295,000, $1,722,000, and $3,157,000 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively. The loss from date of inception, August 24, 1981, to July 31, 2001 amounts to $58,971,000. Also, the Company has a working capital deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(2)  Liquidity, (Continued)

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company raised capital through the sale of a portion of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund operations from cash on hand and through the sources of capital previously described. From August through October 4, 2001, the Company received gross proceeds of approximately $178,500 from the private placement of various individual investors and $100,000 note payable upon demand from an unrelated party. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

     The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussion with several potential strategic alliance partners including major international biopharmaceutical companies to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, there can be no assurance that any such alliances will materialize. The Company intends to seek foreign marketing approvals for ONCONASE(R) for the treatment of malignant mesothelioma. Therefore, the Company expanded its ongoing clinical trial internationally. The Company's ability to raise funding at this time may be dependent upon other factors including, without limitation, market conditions, and such funds may not be available or be available on acceptable terms.

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

(3)  Property and Equipment

     Property and equipment, at cost, consists of the following at July 31:

                                                  2001          2000
                                                ---------      ------

     Laboratory equipment                      $  755,040     755,040
     Office equipment                             296,105     296,105
     Leasehold improvements                        97,833      97,833
                                               ----------   ---------
     Total                                      1,148,978   1,148,978
     Less accumulated depreciation              1,081,423   1,006,808
                                               ----------   ---------
     Property and equipment, net               $   67,555     142,170
                                               ==========   =========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(4)  Long-term Debt

     Long-term debt consists of the following at July 31:

                                                               2001     2000
                                                             -------   -------
Note payable, in monthly installments of $1,459, including
  principal and interest commencing April 2000 and each
  month thereafter until March 2005, secured by equipment    $30,720   $37,325
Less current portion                                           7,057     7,074
                                                             -------   -------
                                                             $23,663   $30,251
                                                             =======   =======

(5)  Note Payable - Convertible Note

     In April 2001, the Company entered into convertible notes payable with certain related and unrelated parties in the aggregate amount of $366,993. The notes were due within ninety (90) unless the lenders elect to exercise an option to convert the note into Alfacell common stock, par value $.001 per share at a conversion price of $0.90 per share (the estimated fair market value of the stock based on the average of the high and low trade prices of the Company's common stock for the ten (10) trading days preceding the loan date). In addition, upon conversion, the lender would receive a three-year warrant for each share of converted Alfacell common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. The estimated value of the warrants of $133,793, using the Black-Scholes options-pricing model, was recorded as interest expense over the ninety day note term. In July 2001, an aggregate of $297,000 note payables were converted which resulted in the issuance of 330,000 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed to three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. An aggregate balance of the convertible notes in the amount of $69,993 was renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, the lender would receive a five-year warrant for each share of converted Alfacell common stock at an exercise price of $1.50 per share. The estimated value of the warrants of $45,000, using the Black-Scholes options-pricing model, was treated as a debt discount which will accrete as interest expense over the one hundred twenty day note term through October 31, 2001.

(6)  Leases

     The Company leases its facility under a five-year operating lease which is due to expire on December 31, 2001 and will be negotiating a new lease agreement under similar terms. The annual rental obligation, which commenced January 1, 1997, is $96,775 and is subject to annual escalation amounts. Rent expense charged to operations was $136,000, $127,000, and $108,000 in 2001, 2000 and 1999, respectively.

     Future minimum lease payments under noncancellable leases for the next year ending July 31 are as follows:

                                              Operating leases

                               2002                     56,667

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

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

     In June 1996, the Company sold in a private placement 1,515,330 shares of common stock and three-year warrants to purchase 313,800 shares of common stock at an exercise price of $7.50 per share. Of these shares, 12,000 were issued for services rendered to the Company. The common stock was sold alone at a per share price of $3.70, in combination with warrants at a per unit price of $12.52 and warrants were sold alone at a per warrant price of $1.42. Each unit consisted of three shares of common stock and one warrant. The Company received proceeds of approximately $5.7 million. The warrants expired during the fiscal 2000.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

     In June 1996, the Company issued 10,000 five-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $4.95 per share. The Company recorded research and development expense of $28,260 which was the fair value of the stock options on the date of issuance. The options expired during the fiscal year ended July 31, 2001.

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

     In August 1996, the Company issued 10,000 stock options with an exercise price of $4.69 per share exercisable for five years as payment for services to be rendered. An equal portion of these options vested monthly for one year commencing September 1, 1996. The Company recorded general and administrative expense of $27,900 which was the fair value of the stock options on the date of issuance. Of these options, an aggregate total of 1,666 expired in September and October 2001.

     In March 1997, the Company issued 112,000 shares of common stock at $4.50 per share in a private placement to a single investor resulting in net proceeds of $504,000 to the Company.

     In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events: 25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United
     States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE(R) in the United States. The Company recorded research and development expense of $326,500 which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 2001.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

     In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of July 31, 2001, the Company recorded general and administrative expense of $162,500, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

     In February 1998, the Company completed the February 1998 Private Placement primarily to institutional investors which resulted in the issuance of 1,168,575 units at a unit price of $4.00. Each unit consisted of two (2) shares of the Company's common stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of common stock at an exercise price of $2.50 per share. The Company received proceeds of approximately $4,202,000, net of costs associated with the private placement of approximately $472,000. The placement agent also received warrants to purchase an additional 116,858 units comprised of the same securities sold to investors at an exercise price of $4.40 per unit as part of its compensation. In May 2001, the expiration date of these warrants was extended from May 19, 2001 to August 17, 2001. The warrants expired on August 17, 2001.

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

     In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $138,100 is being amortized over a five-year period which commenced in March 1998. As of July 31, 2001, the Company recorded general and administrative expense of $109,300, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

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

     During the fiscal year ended July 31, 1998, the Company issued 833 three-year stock options as payment for services rendered in August 1997. The options vested thirty days from the issuance date and have an exercise price of $4.47 per share. The total general and administrative expense recorded for these options was $1,700, based upon the fair value of such options on the date of issuance. These options expired in August 2000.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

     During the fiscal  year ended July 31,  1998,  the  Company  issued  15,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. An equal portion of these options vest monthly and a total general and administrative expense of $30,000 is being amortized over a one-year period which commenced September 1997. The Company also issued 5,000 three-year stock options with an exercise price of $4.15 per share as payment for services to be rendered. Of these options, 833 vested monthly for five months commencing September 30, 1997 and 835 vested on the last day of the sixth month. Total general and administrative expense of $9,700 was amortized over a six-month period which commenced September 1997. As of July 31, 1998, the Company recorded general and administrative expense of $37,100, based upon the fair value of the 20,000 stock options on the date of the issuance, amortized on a straight-line basis over the vesting periods of the grants. These options expired three years after it vested.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)  Stockholders' Equity, (Continued)

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

     During the fiscal year ended July 31, 2001, the Company issued 11,800 shares of common stock for payment of services rendered. The fair value of the common stock in the amount of $10,030 was charged to operations.

     During the fiscal year ended July 31, 2001, the Company sold an aggregate of 863,331 shares of common stock to private investors at prices ranging from $0.90 to $1.50 per share resulting in net proceeds of $956,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 696,665 shares of common stock at per share exercise prices ranging from $1.50 to $3.00. The warrants will expire during the period commencing July 2004 and ending in October 2006.

     During the fiscal year ended July 31, 2001, the Company issued 165,555 shares of common stock upon the exercise of stock options by related parties which resulted in gross proceeds of $83,700 to the Company. The per share exercise prices of the options ranged from $0.29 to $0.85.

     During the fiscal year ended July 31, 2001, the Company issued 50,000 five-year stock options to a director as payment for non-board related services. These options vested immediately and have an exercise price of $0.90 per share. The Company recorded general and administrative expense of $31,600 which was the fair market value of the options, using the Black-Scholes options-pricing model, on the date of issuance. In addition, the director will receive a contingent award of 50,000 shares of the Company's common stock should the Company complete a strategic partnership or receive an investment from the prospective partner or its affiliates.

     During the fiscal year ended July 31, 2001, the Company issued 330,000 shares of common stock upon the conversion of convertible notes from related parties. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. The estimated value of these warrants in the amount of $108,900 was recorded by the Company as interest expense during the fiscal year ended July 31, 2001.

(8)  Common Stock Warrants

     During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and expired.

     The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 2001:

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)  Common Stock Warrants, (Continued)
     ----------------------------------

                                                               Warrants    Exercise Price          Expiration

      Sold in March 1994 Private Placement                      800,000    $    5.00           3/21/97 to 6/21/97

      Outstanding at July 31, 1994                              800,000         5.00           3/21/97 to 6/21/97

      Sold in September 1994 Private Placement                  288,506         5.50          12/9/97 to 12/14/97
      Sold in October 1994 Private Placement                     40,000         5.50                1/21/98
      Sold in September 1995 Private Placement                   47,405         4.00                10/1/98
                                                                 ------

      Outstanding and exercisable at July 31, 1995            1,175,911      4.00 - 5.50       3/21/97 to 10/1/98

      Issued to bank in connection with an
      amendment to the Company's term loan                       10,000         4.19                8/31/97
      Sold in September 1995 Private Placement                    8,540         4.00                10/1/98

      Outstanding and exercisable at July 31, 1996            1,508,251      4.00 - 7.50       3/21/97 to 9/10/99

      Exercised                                                 147,450         5.00           3/21/97 to 6/21/97
      Expired                                                   652,550         5.00           3/21/97 to 6/21/97
                                                                -------

      Outstanding and exercisable at July 31, 1997              708,251      4.00 - 7.50       12/9/97 to 9/10/99

      Sold in February 1998 Private Placement                 1,168,575         2.50                8/17/01
      Issued to the Placement Agent in connection with
      the February 1998 Private placement (see note 7)          350,574      2.20 - 2.50            8/17/01
      Exercised                                                   4,950      2.20 - 2.50           5/19/01
      Expired                                                   338,506      4.19 - 5.50     8/31/97 to 1/21/98
                                                                -------

      Outstanding and exercisable at July 31, 1998            1,883,944      2.20 - 7.50     10/1/98 to 8/17/01

      Expired                                                    55,945         4.00               10/1/98
                                                                 ------

      Sold in February 2000 Private Placement                   875,000     $ 1.03 - 4.55    5/28/03 to 5/28/05
      Expired                                                   313,800         7.50         8/30/99 to 9/11/99
                                                                -------

      Outstanding and exercisable at July 31, 2000            2,389,199      1.03 - 4.55     5/19/01 to 5/28/05

      Sold in various private placements                        696,665      1.50 - 3.00     7/07/04 to 10/30/06
      Issued to related parties upon conversion of note
      payable                                                   330,000         2.50                7/07/04
                                                                -------

      Outstanding at July 31, 2001                            3,415,864      1.03 - 4.55     8/17/01 to 10/30/06
                                                              =========      ===========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)  Stock Options

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

     The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2001:

                                      Shares Available    Number of    Weighted Average Exercise
                                         for Grant          Shares        Price Per Share
                                         ----------       ----------      ---------------

 Balance August 1, 1994                   1,926,841        5,935,337       $   3.76
      Granted                              (818,850)         818,850           2.60
      Exercised                                  --         (185,000)          2.36
      Canceled                                   --       (1,897,500)          4.30
                                          ---------       ----------       --------
 Balance July 31, 1995                    1,107,991        4,671,687           3.39
      Granted                              (296,205)         296,205           3.99
      Exercised                                  --         (656,334)          2.92
      Canceled                                6,500         (235,333)          4.89
                                          ---------       ----------       --------
 Balance July 31, 1996                      818,286        4,076,225           3.43
      1997 Plan                           2,000,000               --          --
      Granted                              (932,500)         932,500           4.90
      Exercised                                  --         (639,500)          3.82
      Canceled                              484,845         (484,845)          4.70
                                          ---------       ----------       --------
 Balance July 31, 1997                    2,370,631        3,884,380           3.56
      Granted                              (234,333)         234,333           3.31
      Canceled                               91,100          (91,100)          3.81
                                          ---------       ----------       --------
Balance July 31, 1998                     2,227,398        4,027,613           3.54
      Granted                              (595,000)         595,000           0.62
      Canceled                              443,934         (555,737)          3.97
                                          ---------       ----------       --------
Balance July 31, 1999                     2,076,332        4,066,876           3.05
      Granted                              (827,000)         827,000           0.52
      Exercised                                  --          (95,000)          0.48
      Canceled                              638,395       (1,031,880)          2.73
                                          ---------       ----------       --------
 Balance July 31, 2000                    1,887,727        3,766,996           2.65
      Granted                              (447,000)         447,000           0.85
      Exercised                                  --         (165,555)          0.51
      Canceled                              774,315       (1,018,557)          3.42
                                          ---------       ----------       --------
 Balance July 31, 2001                    2,215,042        3,029,884           2.24
                                         ==========       ==========       ========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)  Stock Options, (Continued)

     The stock options granted in fiscal year ended July 31, 2000 included an aggregate total of 75,000 stock options issued to the Company's outside board of directors and an aggregate total of 350,000 stock options issued to the employees of the Company, which will vest and become exercisable upon certain milestones, or these options will terminate, and the employees must be actively employed by Alfacell through the date of the approval. Compensation expense, if any, will be determined based on the Company's stock price on the vesting date relative to the options exercise price. No compensation expense was issued in 2000 and 2001. An aggregate 50,000 options issued to the Company's outside board of directors were exercised during the fiscal year 2001. The options outstanding at July 31, 2001 will expire between August 1, 2001 and August 21, 2009.

     The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2001, 2000 and 1999 were $0.74, $0.45 and $0.36, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                                 2001        2000        1999
                                                ------      ------      ------

Expected dividend yield                              0%          0%          0%
Risk-free interest rate                           5.50%       6.00%       6.00%
Expected stock price volatility                 104.25%     114.50%      93.99%
Expected term until exercise (years)              6.00        6.37        5.59

Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded are as follows:

                                     2001             2000             1999
                                -------------    -------------    -------------
Net Loss:
 As reported                    $  (2,294,936)   $  (1,722,298)   $  (3,156,636)
 Pro forma                         (2,522,656)      (1,956,667)      (3,429,057)
Loss per common share:
 As reported                    $       (0.12)   $       (0.10)   $       (0.18)
 Pro forma                              (0.13)           (0.11)           (0.20)

The following table summarizes information concerning options outstanding at July 31, 2001:

               Options Outstanding                    Options Exercisable
  ---------------------------------------      --------------------------------
                            Weighted Average   Weighted               Weighted
                               Remaining       Average                Average
    Range of                  Contractual      Exercise               Exercise
Exercise Prices   Shares      Term (Years)      Price      Shares      Price
---------------  ---------    -----------      -----     ---------     -----

 $0.00 - 1.99    1,404,445       5.66          $0.62       528,645     $0.61
  2.00 - 2.99       96,550       5.14           2.73        41,550      2.80
  3.00 - 3.99    1,132,794       1.57           3.20     1,097,794      3.19
  4.00 - 4.99      183,595       1.78           4.60       183,595      4.60
  5.00 - 5.99      167,500       3.38           5.17       117,500      5.16
  6.00 - 6.99       45,000       1.42           6.97        45,000      6.97
===============  ---------       ====          =====     ---------     =====
                 3,029,884                               2,014,084
                 =========                               =========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Stock Options, (Continued)

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

     Non-Qualified Stock Options

     The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                          Shares    Price Range
                                                        ---------   -----------
Granted                                                 1,782,000   $ 3.00-3.87
Exercised                                                (276,989)    3.00-3.50
Canceled                                                 (106,000)    3.00-3.50
Expired                                                  (649,011)    3.00-3.50
Granted pursuant to conversion of certain liabilities:
  Related party                                         1,324,014        3.20
  Unrelated party                                          73,804        3.20
Repurchased stock options                                (102,807)       3.20
                                                        ---------
Balance at July 31, 1994                                2,045,011    3.20-3.87
                                                        =========    =========

In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                       Shares   Price Range
                                                     --------   -----------
Granted (42,167 options were repriced and extended    894,887    $2.50-7.00
    as described in note 9)
Exercised                                             (81,000)   3.97-6.50
Expired                                              (201,720)   3.97-6.50
                                                     --------    ----------
Balance at July 31, 1994                              612,167    2.50-7.00
                                                     ========    ==========

All of the above options are expired as of July 31, 2001.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)  Stock Options, (Continued)

     The stock option activity is as follows:

                                                       Shares   Price Range
                                                   ----------   -----------
Granted, February 14, 1989                          3,460,000    $3.50-5.00
Options issued in connection with share purchase       36,365       2.75
Expired                                            (1,911,365)   2.75-5.00
Canceled                                              (10,000)      5.00
                                                   ----------    ----------
Balance at July 31, 1994                            1,575,000    3.50-5.00
                                                   ==========    ==========

As of fiscal year ended July 31, 1994, 1,703,159 options were granted under the 1993 stock option plan.

(10) Stock Grant and Compensation Plans

     The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:

                    Year ended                     Fair         Amount of
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

                Year ended                        Fair         Amount of
                 July 31,       Shares            Value       Compensation
                 -------        ------            -----       ------------
                  1984         130,250        $ 2.50-3.88       $ 385,917
                  1985          99,163        3.50-15.00          879,478
                  1985         (42,500)          2.50            (105,825)*
                  1986          15,394        9.65-15.00          215,400
                  1987           5,000          15.00              75,000
                             =========        ===========       =========

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

     Awards and grants were authorized under the 1989 Stock Plan during the following fiscal years:

              Year ended                                   Amount of
               July 31,        Shares     Fair Value    Compensation
               -------         ------     ----------    ------------
                1989           30,000       $   5.00      $150,000

                1990           56,000           6.00       336,000

                1991          119,000           4.00       476,000

                1992          104,000           2.75       286,000

                1993          117,000           2.00       234,000

                1994            5,000           3.00        15,000
                             ========          =====       =======

     Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 2001, 2000 or 1999.

(11) Income Taxes

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

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2001 (July 1, 2000 to June 30, 2001), the Company had $1,774,000 total available tax benefits of which $602,000 was allocated to be sold between July 1, 2000 to June 30, 2001. In December 2000, the Company received $451,000 from the sale of an aggregate of $602,000 tax benefits which was recognized as a tax benefit for the fiscal year 2001. In December 1999, the Company received $756,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the fiscal year 2000. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,172,000 between July 1, 2001 and June 30, 2002, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11) Income Taxes, (Continued)

     At July 31, 2001 and 2000, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                       2001            2000
                                                   ------------    ------------
     Deferred tax assets:
       Excess of book over tax depreciation
           and amortization                       $     83,946    $     72,248
       Accrued expenses                                131,098         171,916
       Federal and state net operating
           loss carryforwards                       14,666,868      14,838,624
       Research and experimentation and
           investment tax credit carry forwards      1,203,536         922,785
                                                  ------------    ------------
     Total gross deferred tax assets                16,085,448      16,005,573
     Valuation allowance                           (16,085,448)    (16,005,573)
                                                  ------------    ------------
     Net deferred tax assets                      $         --    $         --
                                                  ============    ============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

     At July 31, 2001, the Company has federal net operating loss carryforwards of approximately $40,185,440 that expire in the years 2002 to 2021. The
     Company also has investment tax credit carryforwards of $17,719 and research and experimentation tax credit carryforwards of $913,149 that expire in the years 2002 to 2021. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(12) Other Financial Information

     Accrued expenses as of July 31, consist of the following:

                                   2001       2000
                                 --------   --------

     Payroll and payroll taxes   $ 43,876   $ 34,926
     Professional fees             50,690     51,007
     Clinical trial grants        327,745    308,070
     Other                         43,502     17,844
                                 --------   --------
                                 $465,813   $411,847
                                 ========   ========

     Other current assets as of July 31, consist of the following:

                           2001      2000
                         -------   -------

     Prepaid insurance   $35,380   $15,963
     Other                 7,553    12,654
                         -------   -------
                         $42,933   $28,617
                         =======   =======

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(13) Commitments and Contingencies

     On July 23, 1991, the Board of Directors authorized the Company to pay Kuslima Shogen an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE(R), or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patents. If the Company manufactures and markets its own drugs, then the Company will pay an amount equal to 5% of net sales from any products sold during the life of the patents. On April 16, 2001, this agreement was amended and clarified to provide that Ms. Shogen would receive the 15% royalty payment relating to licensees or the 5% fee relating to sales but not both, unless the Company and the licensee both market the licensed product.

     The Company has product liability insurance coverage in the amount of $6,000,000 for clinical trials in the U.S. Additionally, the Company also maintains product liability insurance in Europe in the amount of DM20,000,000. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

(14) Research and Development Agreement

     In November 1992, the Company entered into a CRADA with the NIH. In accordance with this CRADA, the NIH performed research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in July 31, 1999, the Company was obligated to pay approximately $5,300 per month to the NIH. Total research and development expenses under this arrangement amounted to $64,000 for the year ended July 31, 1999.

     In August 1995, the Company entered into a CRADA with the NCI. In accordance with this CRADA, the NCI performed research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in August 1999, the Company was obligated to pay approximately $5,200 per month to the NCI. In September 1999, this research and development agreement was amended to expire in August 2000 and in June 2000 the expiration was extended to expire in August 2001. Both extensions were without additional cost for the Company. Total research and development expenses under this arrangement amounted to $5,200 and $62,400 for the fiscal years ended July 31, 2000 and 1999, respectively.

(15) 401 (K) Savings Plan

     Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2001, 2000 and 1999, the Company's contribution to the Plan amounted to $23,826, $21,714 and $16,052, respectively.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(16) Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

                                             2001                                                    2000
                       First     Second      Third     Fourth      Totals       First     Second     Third      Fourth      Totals
-----------------------------------------------------------------------------------------------------------------------------------

Interest
   income               $3.8       $3.0       $1.5       $4.8        $13.1      $15.0      $11.3      $13.0      $11.8        $51.1

Operating  loss       (511.9)    (688.4)    (762.2)    (783.8)    (2,746.3)    (714.2)    (731.5)    (728.2)    (304.2)    (2,478.1)
-----------------------------------------------------------------------------------------------------------------------------------
Net income
   (loss)              (60.5)    (688.4)    (762.2)    (783.8)    (2,294.9)    (714.2)      24.3     (728.2)    (304.2)    (1,722.3)

Loss per
  share - basic
  and diluted          $0.00     $(0.04)    $(0.04)    $(0.04)      $(0.12)    $(0.04)     $0.00     $(0.04)    $(0.02)      $(0.10)