Form 10-Q
period 2001-10-31
ALFACELL CORP
filed 2001-12-21
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      October  31,  2001                                          0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       22-2369085
(State or other jurisdiction of                (I.R.S. Employer incorporation or
organization)                                  Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

                                 NOT APPLICABLE
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of common stock, $.001 par value, outstanding as of December 19, 2001 was 20,368,715 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                       October 31, 2001 and July 31, 2001

                                                                                        October 31,
                                                                                           2001             July 31,
                                     ASSETS                                             (Unaudited)           2001
                                     ------                                             ------------      ------------
Current assets:
    Cash and cash equivalents                                                           $      7,985      $     44,781
    Deferred tax asset                                                                       353,730                --
    Other assets                                                                              24,085            42,933
                                                                                        ------------      ------------
         Total current assets                                                                385,800            87,714

Property and equipment, net of accumulated depreciation and amortization
   of 1,093,873 at October 31, 2001 and $1,081,423 at July 31, 2001                           55,105            67,555

Other assets                                                                                  36,340            46,340
                                                                                        ------------      ------------
         Total assets                                                                   $    477,245      $    201,609
                                                                                        ============      ============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt                                                   $      7,457      $      7,057
    Notes payable - convertible debt - unrelated party, less debt discount
        of $34,511 at July 31, 2001                                                               --            35,482
    Accounts payable                                                                         629,164           409,972
    Accrued expenses                                                                         518,427           465,813
                                                                                        ------------      ------------

         Total current liabilities                                                         1,155,048           918,324

Long-term debt, less current portion                                                          22,155            23,663
                                                                                        ------------      ------------
         Total liabilities                                                                 1,177,203           941,987
                                                                                        ------------      ------------

Stockholders' (deficiency):
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at October 31, 2001 and
          July 31, 2001                                                                           --                --
    Common stock $.001 par value
       Authorized 40,000,000 shares at October 31, 2001 and July 31, 2001;
       Issued and outstanding, 20,368,715 shares at October 31, 2001 and
       19,802,245 shares at July 31, 2001                                                     20,369            19,802
    Capital in excess of par value                                                        58,628,540        58,211,335
    Deficit accumulated during development stage                                         (59,348,867)      (58,971,515)
                                                                                        ------------      ------------
         Total stockholders' (deficiency)                                                   (699,958)         (740,378)
                                                                                        ------------      ------------

         Total liabilities and stockholders' (deficiency)                               $    477,245      $    201,609
                                                                                        ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 2001 and 2000,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2001

                                   (Unaudited)

                                                                   Three Months Ended              August 24, 1981
                                                                       October 31,                     (Date of
                                                                       -----------                   Inception) to
                                                                  2001             2000            October 31, 2001
                                                                  ----             ----            ----------------
Revenue:
     Sales                                                    $         --     $         --          $    553,489
     Investment income                                                  21            3,754             1,372,306
     Other income                                                       --               --                60,103
                                                              ------------     ------------          ------------
     Total revenue                                                      21            3,754             1,985,898
                                                              ------------     ------------          ------------

Costs and expenses:
     Cost of sales                                                      --               --               336,495
     Research and development                                      501,523          368,157            38,370,558
     General and administrative                                    195,425          145,589            21,060,818
     Interest:
         Related parties                                                --               --             1,142,860
         Others                                                     34,155            1,901             1,985,013
                                                              ------------     ------------          ------------
Total costs and expenses                                           731,103          515,647            62,895,744
                                                              ------------     ------------          ------------

Net loss before state tax benefit                                 (731,082)        (511,893)          (60,909,846)

State tax benefit                                                  353,730          451,395             1,560,979
                                                              ------------     ------------          ------------

Net loss                                                      $   (377,352)    $    (60,498)         $(59,348,867)
                                                              ============     ============          ============

Loss per basic and diluted common share                       $      (0.02)    $       0.00
                                                              ============     ============

Weighted average number of shares outstanding                   20,071,903       18,666,624
                                                              ============     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 2001 and 2000,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2001

                                   (Unaudited)

                                                                     Three Months Ended              August 24, 1981
                                                                         October 31,                    (Date of
                                                                         -----------                  Inception) to
                                                                    2001             2000            October 31, 2001
                                                                    ----             ----            ----------------
Cash flows from operating activities:
  Net loss                                                      $ (377,352)      $    (60,498)         $(59,348,867)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                               --                 --               (25,963)
    Depreciation and amortization                                   12,450             19,030             1,504,908
    Loss on disposal of property and equipment                          --                 --                18,926
    Noncash operating expenses                                      85,174             32,202             5,909,280
    Amortization of deferred compensation                               --                 --            11,442,000
    Amortization of organization costs                                  --                 --                 4,590
Changes in assets and liabilities:
    Increase in deferred tax assets                               (353,730)          (451,395)             (353,730)
    Decrease (increase) other current assets                        18,848           (109,711)              (83,952)
    Decrease in other assets                                        10,000                 --                59,711
    Increase in interest payable-related party                          --                 --               744,539
    Increase (decrease) in accounts payable                        269,192             (3,820)              975,274
    Increase in accrued payroll and
       expenses, related parties                                        --                 --             2,348,145
    Increase (decrease) in accrued expenses                         52,614            (51,165)            1,059,940
                                                                ----------       ------------          ------------
    Net cash used in operating activities                         (282,804)          (625,357)          (35,745,199)
                                                                ----------       ------------          ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                            --                 --              (290,420)
    Proceeds from sale of marketable equity
       securities                                                       --                 --               316,383
    Purchase of property and equipment                                  --                 --            (1,406,836)
    Patent costs                                                        --                 --               (97,841)

Net cash used in investing activities                                   --                 --            (1,478,714)

                                                                     (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 2001 and 2000,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2001

                                   (Unaudited)


                                                                                Three Months Ended              August 24, 1981
                                                                                    October 31,                    (Date of
                                                                                    -----------                  Inception) to
                                                                               2001             2000            October 31, 2001
                                                                               ----             ----            ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                      $       --       $         --          $    849,500
  Payment of short-term borrowings                                             (5,000)                --              (628,500)
  Increase in loans payable - related party, net                                   --                 --             2,628,868
  Proceeds from bank debt and other long-term debt, net of
   deferred debt costs                                                             --                 --             2,452,460
  Reduction of bank debt and long-term debt                                    (1,108)            (1,164)           (2,936,956)
  Proceeds from issuance of common stock, net                                 252,116            499,692            28,562,279
  Proceeds from exercise of stock options and warrants, net                        --             16,100             5,590,254
   Proceeds from issuance of convertible debentures, related party                 --                 --               297,000
  Proceeds from issuance of convertible debentures, unrelated party                                                    416,993
                                                                           ----------       ------------          ------------
         Net cash (used in) provided by financing activities                  246,008            514,628            37,231,898
                                                                           ----------       ------------          ------------
Net (decrease) increase in cash and cash equivalents                          (36,796)          (110,729)                7,985
Cash and cash equivalents at beginning of period                               44,781            257,445                    --
                                                                           ----------       ------------          ------------
Cash and cash equivalents at end of period                                 $    7,985       $    146,716          $      7,985
                                                                           ==========       ============          ============
Supplemental disclosure of cash flow information - interest
   paid                                                                    $    1,915       $      1,901          $  1,664,361
                                                                           ==========       ============          ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                            $       --       $         --          $  2,725,000
                                                                           ==========       ============          ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                                $       --       $         --          $  3,242,000
                                                                           ==========       ============          ============
   Conversion of short-term borrowings to common stock                     $       --       $         --          $    226,000
                                                                           ==========       ============          ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                              $       --       $         --          $  3,194,969
                                                                           ==========       ============          ============
   Repurchase of stock options from related party                          $       --       $         --          $   (198,417)
                                                                           ==========       ============          ============
   Conversion of accrued interest to stock options                         $       --       $         --          $    142,441
                                                                           ==========       ============          ============
   Conversion of accounts payable to common stock                          $   50,000       $     10,030          $    346,200
                                                                           ==========       ============          ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                     $       --       $         --          $  1,699,072
                                                                           ==========       ============          ============
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                             $       --       $         --          $  1,863,514
                                                                           ==========       ============          ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, other                                        $   64,993       $         --          $    191,993
                                                                           ==========       ============          ============

   Issuance of common stock for services rendered                          $       --       $         --          $      2,460
                                                                           ==========       ============          ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2001 and the results of operations for the three month periods ended October 31, 2001 and 2000 and the period from August 24, 1981 (date of inception) to October 31, 2001. The results of operations for the three months ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $377,000 and $60,000, recorded for the three months ended October 31, 2001 and 2000, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent accountants on the Company's July 31, 2001 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2001 or October 31, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund its operations from cash on hand and through the sources of capital previously described. After taking into account the net proceeds received from the sale of its tax benefits in December 2001, the Company believes that its cash and cash equivalents as of October 31, 2001 will be sufficient to meet its anticipated cash needs through January 2002.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

2.   EARNINGS (LOSS) PER COMMON SHARE

     "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 5,697,103 and 6,537,712 at October 31, 2001 and 2000, respectively.

3.   CAPITAL STOCK

     In August 2001, the Company issued 55,556 shares of common stock in settlement of accounts payable. In addition, the vendor was granted five-year warrants to purchase 55,556 shares of common stock at an exercise price of $1.50 per share. The settled accounts payable totaled $50,000 and therefore that amount has been charged to equity as the value of the stock and warrants.

     In August 2001, the Company issued 70,000 five-year stock options as payment for services to be rendered. The options vested immediately and have an exercise price of $0.75 per share. The total general and administrative expense recorded for these options was $35,770, based upon the fair value of such option on the date of issuance.

     During the quarter ended October 31, 2001, the Company sold an aggregate of 440,000 shares of common stock to private investors at a price of $0.50 to $0.90 per share resulting in net proceeds of $252,000 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 440,000 shares of common stock at an exercise price of $1.50 per share.

     In October 2001, the Company issued 72,214 shares of common stock upon the exercise of convertible debentures by an unrelated parties. In addition, upon conversion, the unrelated parties were granted five-year warrants to purchase 72,214 shares of common stock at $1.50 per share.

4.   SALE OF NET OPERATING LOSSES

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), our company has $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information   contained   herein   contains,   in  addition  to  historical
information,  forward-looking  statements that involve risks and  uncertainties.
All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure that the future results covered by these forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to our annual report on Form 10-K for the fiscal year ended July 31, 2001 which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Results of Operations

Three month periods ended October 31, 2001 and 2000

     Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these opeations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three months ended October 31, 2001 and 2000. For the three months ended October 31, 2001, there was no investment income compared to $4,000 for the same period last year, a decrease of $4,000. This decrease was due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended October 31, 2001 was $502,000 compared to $368,000 for the same period last year, an increase of $134,000, or 36%. This increase was primarily due to an increase in costs in support of the on-going Phase III clinical trials for ONCONASE(R). The increased costs resulted from the expansion of our Phase III clinical trials for malignant mesothelioma in Europe and an increase in expenses in preparation for marketing approval filings of ONCONASE(R) for the treatment of malignant mesothelioma with the Food and Drug Administration in the U.S. and with the European Agency for the Evaluation of Medicinal Products in Europe.

     General and Administrative. General and administrative expense for the three months ended October 31, 2001 was $195,000 compared to $146,000 for the same period last year, an increase of $49,000, or 34%. This increase was primarily due to a non-cash expense relating to stock options issued for investor relations activities.

     Interest. Interest expense for the three months ended October 31, 2001 was $34,000 compared to $2,000 for the same period last year, an increase of $32,000. The increase was primarily due to the interest expense on the renewal of the convertible notes and related warrants issued to unrelated parties in April 2001. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the life of the notes.

     Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), our company has $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

     Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended October 31, 2001 was $377,000 as compared to $60,000 for the same period last year, an increase of $317,000. The cumulative loss from the date of inception, August 24, 1981 to October 31, 2001, amounted to $59,349,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 2001, we had a net decrease in cash and cash equivalents of $37,000, which resulted primarily from net cash used in operating activities of $283,000, partially offset by net cash provided by financing activities of $246,000, primarily from the private placement of common stock and warrants and proceeds from short-term borrowings. Total cash resources as of October 31, 2001 were $8,000 compared to $45,000 at July 31, 2001.

     Our current liabilities as of October 31, 2001 were $1,155,000 compared to $918,000 at July 31, 2001, an increase of $237,000. The increase was primarily due to an increase in expenses related to the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. As of October 31, 2001 our current liabilities exceeded our current assets and we had a working capital deficit of $769,000.

     Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. After taking into account the net proceeds we received from the sale of our tax benefits in December 2001, we believe that our cash and cash equivalents as of October 31, 2001 will be sufficient to meet our anticipated cash needs through January 2002. The report of our independent auditors on our July 31, 2001 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2001 and October 31, 2001 do not include any adjustments that might result from the outcome of this uncertainty.

     We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with several potential strategic alliance partners, including major international biopharmaceutical companies, to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot be sure that any such alliances will materialize.

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), the Company has $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

     Our common stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of April 28, 1999, our common stock trades on the OTC Bulletin Board under the symbol "ACEL.OB". Delisting of our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

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

PART II. OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

In April 2001,  we issued  convertible  notes to certain  related and  unrelated parties in the aggregate amount of $366,993. The notes were due within ninety days unless the lenders elect to exercise an option to convert their note into common stock at the conversion price of $0.90 per share. The related parties elected to convert an aggregate $297,000 notes payable into an aggregate 330,000 shares of common stock. In addition, upon conversion, they received warrants to purchase an aggregate 330,000 shares of common stock at an exercise price of $2.50 per share and with an expiration date of July 7, 2004. An aggregate balance of the notes to unrelated parties in the amount of $69,993 was renewed for 120 days for the same conversion price of $0.90 per share. In October 2001, the remaining noteholders elected to convert an aggregate $64,993 notes payable into an aggregate 72,214 shares of common stock. In addition, upon conversion, they received five-year warrants to purchase an aggregate 72,214 shares of common stock at an exercise price of $1.50 per share. On October 31, 2001, the Board of Directors approved a change in the exercise price of the 330,000 warrants issued to related parties upon conversion of the notes from $2.50 per share to $1.50 per share and changed the expiration date to July 7, 2006.

In August 2001, we completed a private placement resulting in the issuance of 115,000 shares of restricted common stock and 115,000 five-year warrants to purchase an aggregate of 115,000 shares of common stock at per share exercise price of $1.50 per share. We received an aggregate $103,500 from such private placement.

In August 2001, we converted $50,000 of our accounts payable owed to DZS Computer Solutions, Inc., into 55,556 shares of common stock. In addition we issued to DZS Computer Solutions, Inc. 55,556 five-year warrants to purchase 55,556 shares of common stock at an exercise price of $1.50 per share.

In September 2001, we completed a private placement resulting in the issuance of 200,000 shares of restricted common stock and 200,000 five-year warrants to purchase 200,000 shares of common stock at an exercise price of $1.50 per share. We received an aggregate $100,000 from such private placement.

In October 2001, we completed a private placement resulting in the issuance of 125,000 shares of restricted common stock and 125,000 five-year warrants to purchase an aggregate 125,000 shares of common stock at an exercise price of $1.50 per share. We received an aggregate $62,500 from such private placement.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                   Exhibit No. or
Exhibit                                                                                           Incorporation by
  No.                                          Item Title                                             Reference
-------                                        ----------                                             ---------
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

                                                                                                   Exhibit No. or
Exhibit                                                                                           Incorporation by
  No.                                          Item Title                                             Reference
-------                                        ----------                                             ---------
10.13        Form of Stock and Warrant Purchase Agreement and Warrant Agreement used in
             Private Placement completed on September 13, 1994                                            +
10.14        Form of Subscription Agreements and Warrant Agreement used in Private Placements
             closed in October 1994 and September 1995                                                    #
10.15        1997 Stock Option Plan                                                                      ###
10.16        Separation Agreement with Michael C. Lowe dated as of October 9, 1997                       ++
10.17        Form of Subscription Agreement and Warrant Agreement used in Private Placement
             completed on February 20, 1998                                                              +++
10.18        Form of Warrant Agreement issued to the Placement Agent in connection with the
             Private Placement completed on February 20, 1998                                            +++
10.19        Placement Agent Agreement dated December 15, 1997                                           +++
10.20        Separation Agreement with Gail Fraser dated August 31, 1999                                ####
10.21        Form of Subscription Agreement and Warrant Agreement used in the February 2000
             Private Placement                                                                          ++++
10.22        Form of Subscription Agreement and Warrant Agreement used in the August and
             September 2000 Private Placement                                                           +++++
10.23        Form of Subscription Agreement and Warrant Agreement used in the April 2001
             Private Placements                                                                           ^
10.24        Form of Convertible Note entered into in April 2001                                          ^
10.25        Form of Subscription Agreement and Warrant Agreement used in the July 2001
             Private Placements                                                                           ^
10.26        Form of Subscription Agreement and Warrant Agreement used in the August and
             October 2001 Private Placements                                                              ^
10.27        Form of Subscription Agreement and Warrant Agreement used in the September 2001
             Private Placement                                                                          #####
 99.1        Factors to Consider in Connection with Forward-Looking Statements                           ^^

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

^^ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 2001 and incorporated herein by reference thereto.

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


                                             ALFACELL CORPORATION
                                             -----------------------
                                                   (Registrant)


December 21, 2001                            /s/ KUSLIMA SHOGEN
                                             ------------------
                                             Kuslima Shogen,  Chief Executive
                                             Officer,  Acting Chief Financial
                                             Officer (Principal  Executive
                                             Officer,  Principal  Accounting
                                             Officer) and Chairman of the Board