Form 10-Q
period 2002-01-31
ALFACELL CORP
filed 2002-03-26
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       January 31, 2002                                           0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         22-2369085
(State or other jurisdiction of                (I.R.S. Employer incorporation or
        organization)                                 Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

                                 NOT APPLICABLE
            (Former name, former address, and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of common stock, $.001 par value, outstanding as of March 20, 2002 was 20,827,785 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       January 31, 2002 and July 31, 2001

                                                                                                     January 31,
                                                                                                        2002             July 31,
                                                    ASSETS                                          (Unaudited)            2001
                                                                                                     ------------      ------------
Current assets:
    Cash and cash equivalents                                                                        $     14,483      $     44,781
    Other assets                                                                                           21,494            42,933
                                                                                                     ------------      ------------
         Total current assets                                                                              35,977            87,714

Property and equipment, net of accumulated depreciation and amortization
   of $1,105,503 at January 31, 2002 and $1,081,423 at July 31, 2001                                       43,475            67,555

Other assets                                                                                               64,267            46,340
                                                                                                     ------------      ------------
         Total assets                                                                                $    143,719      $    201,609
                                                                                                     ============      ============

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt                                                                $      7,694      $      7,057
    Notes payable - convertible debt - unrelated party, less debt discount of $34,511
        at July 31, 2001                                                                                       --            35,482
    Accounts payable                                                                                      689,059           409,972
    Accrued expenses                                                                                      504,987           465,813
    Loan payable related party                                                                            135,465                --
                                                                                                     ------------      ------------
         Total current liabilities                                                                      1,337,205           918,324

Long-term debt, less current portion                                                                       20,141            23,663
                                                                                                     ------------      ------------
         Total liabilities                                                                              1,357,346           941,987
                                                                                                     ------------      ------------

Stockholders' (deficiency):
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at January 31, 2002 and July 31, 2001                         --                --
    Common stock $.001 par value
       Authorized 40,000,000 shares at January 31, 2002 and July 31, 2001;
       Issued and outstanding, 20,727,785 shares at January 31, 2002 and
       19,802,245 shares at July 31, 2001                                                                  20,728            19,802
    Capital in excess of par value                                                                     58,812,386        58,211,335
    Deficit accumulated during development stage                                                      (60,046,741)      (58,971,515)
                                                                                                     ------------      ------------
         Total stockholders' (deficiency)                                                              (1,213,627)         (740,378)
                                                                                                     ------------      ------------

         Total liabilities and stockholders' (deficiency)                                            $    143,719      $    201,609
                                                                                                     ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 2002 and 2001, and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2002

                                   (Unaudited)

                                                     Three Months Ended                  Six Months Ended           August 24, 1981
                                                         January 31,                         January 31,                (Date of
                                               ------------------------------      ------------------------------    Inception) to
                                                   2002              2001              2002              2001      January 31, 2002
                                               ------------      ------------      ------------      ------------  ----------------
Revenue:
     Sales                                     $         --      $         --      $         --      $         --    $    553,489
     Investment income                                  136             3,015               157             6,769       1,372,442

     Other income                                        --                --                --                --          60,103
                                               ------------      ------------      ------------      ------------    ------------
     Total revenue                                      136             3,015               157             6,769       1,986,034
                                               ------------      ------------      ------------      ------------    ------------

Costs and expenses:
     Cost of sales                                       --                --                --                --         336,495
     Research and development                       506,458           509,679         1,007,981           877,836      38,877,016
     General and administrative                     188,189           179,863           383,614           325,452      21,249,007
     Interest:
         Related parties                                 --                --                --                --       1,142,860
         Others                                       3,363             1,867            37,518             3,768       1,988,376
                                               ------------      ------------      ------------      ------------    ------------
Total costs and expenses                            698,010           691,409         1,429,113         1,207,056      63,593,754
                                               ------------      ------------      ------------      ------------    ------------

Net loss before state tax benefit                  (697,874)         (688,394)       (1,428,956)       (1,200,287)    (61,607,720)


State tax benefit                                        --                --           353,730           451,395       1,560,979
                                               ------------      ------------      ------------      ------------    ------------

Net loss                                       $   (697,874)     $   (688,394)     $ (1,075,226)     $   (748,892)   $(60,046,741)
                                               ============      ============      ============      ============    ============
Loss per basic and diluted common
     share                                     $       (.03)     $       (.04)     $       (.05)     $       (.04)
                                               ============      ============      ============      ============

Weighted average number of shares
     outstanding                                 20,581,938        18,832,234        20,326,920        18,749,429
                                               ============      ============      ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2002 and 2001,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2002

                                   (Unaudited)

                                                                                   Six Months Ended                August 24, 1981
                                                                                      January 31,                (Date of Inception)
                                                                           ---------------------------------              to
                                                                               2002                  2001         January 31, 2002
                                                                           ------------          ------------    -------------------
Cash flows from operating activities:
  Net loss                                                                 $ (1,075,226)         $   (748,892)     $(60,046,741)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                            --                    --           (25,963)
    Depreciation and amortization                                                24,080                38,060         1,516,538
    Loss on disposal of property and equipment                                       --                    --            18,926
    Noncash operating expenses                                                  107,315                64,405         5,931,421
    Amortization of deferred compensation                                            --                    --        11,442,000
    Amortization of organization costs                                               --                    --             4,590
Changes in assets and liabilities:
    Decrease (increase) other current assets                                     21,439               (67,881)          (81,361)
    (Increase) Decrease in other assets                                         (17,927)                   --            31,784
    Increase in interest payable-related party                                       --                    --           744,539
    Increase in accounts payable                                                329,087                 3,760         1,035,169
    Increase in accrued payroll and expenses,
        related parties                                                              --                    --         2,348,145
    Increase in accrued expenses                                                 39,174                 2,700         1,046,500
                                                                           ------------          ------------      ------------
    Net cash used in operating activities                                      (572,058)             (707,848)      (36,034,453)
                                                                           ------------          ------------      ------------

Cash flows from investing activities:
    Purchase of marketable equity securities                                         --                    --          (290,420)
    Proceeds from sale of marketable equity
       Securities                                                                    --                    --           316,383
    Purchase of property and equipment                                               --                    --        (1,406,836)

    Patent costs                                                                     --                    --           (97,841)
                                                                           ------------          ------------      ------------


Net cash used in investing activities                                                --                    --        (1,478,714)
                                                                           ------------          ------------      ------------

                                                                     (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                       STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2002 and 2001,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2002

                                   (Unaudited)

                                                                                           Six Months Ended          August 24, 1981
                                                                                               January 31,             (Date of
                                                                                         -----------------------     Inception) to
                                                                                           2002           2001      January 31, 2002
                                                                                         --------       --------    ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                    $     --       $     --      $    849,500
  Payment of short-term borrowings                                                         (5,000)            --          (628,500)
  Increase in loans payable - related party, net                                          135,465             --         2,764,333
  Proceeds from bank debt and other long-term debt, net of
   deferred debt costs                                                                         --             --         2,452,460
  Reduction of bank debt and long-term debt                                                (2,885)        (2,720)       (2,938,733)
  Proceeds from issuance of common stock, net                                             414,180        503,493        28,724,343
  Proceeds from exercise of stock options and warrants, net                                    --         46,600         5,590,254
   Proceeds from issuance of convertible debentures, related party                             --             --           297,000
  Proceeds from issuance of convertible debentures, unrelated party                            --             --           416,993
                                                                                         --------       --------      ------------
         Net cash provided by financing activities                                        541,760        547,373        37,527,650
                                                                                         --------       --------      ------------
Net (decrease) increase in cash and cash equivalents                                      (30,298)      (160,475)           14,483
Cash and cash equivalents at beginning of period                                           44,781        257,445                --
                                                                                         --------       --------      ------------
Cash and cash equivalents at end of period                                               $ 14,483       $ 96,970      $     14,483
                                                                                         ========       ========      ============
Supplemental disclosure of cash flow information - interest
   paid                                                                                  $  5,278       $  3,768      $  1,669,639
                                                                                         ========       ========      ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                                          $     --       $     --      $  2,725,000
                                                                                         ========       ========      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                                              $     --       $     --      $  3,242,000
                                                                                         ========       ========      ============
   Conversion of short-term borrowings to common stock                                   $     --       $     --      $    226,000
                                                                                         ========       ========      ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                                            $     --       $     --      $  3,194,969
                                                                                         ========       ========      ============
   Repurchase of stock options from related party                                        $     --       $     --      $   (198,417)
                                                                                         ========       ========      ============
   Conversion of accrued interest to stock options                                       $     --       $     --      $    142,441
                                                                                         ========       ========      ============
   Conversion of accounts payable to common stock                                        $ 50,000       $ 10,030      $    346,200
                                                                                         ========       ========      ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                                   $     --       $     --      $  1,699,072
                                                                                         ========       ========      ============
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                                           $     --       $     --      $  1,863,514
                                                                                         ========       ========      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, other                                                      $ 64,993       $     --      $    191,993
                                                                                         ========       ========      ============
   Issuance of common stock for services rendered                                        $     --       $     --      $      2,460
                                                                                         ========       ========      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2002 and the results of operations for the three and six month periods ended
January 31, 2002 and 2001 and the period from August 24, 1981 (date of inception) to January 31, 2002. The results of operations for the six months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $1,075,000 and $749,000 recorded for the six months ended January 31, 2002 and 2001, respectively, is equal to the comprehensive loss for those periods.

     The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent accountants on the Company's July 31, 2001 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2001 and January 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Until the Company's operations generate significant revenues, the Company will need to continue to fund operations through the sources of capital previously described. From August, 2001 through March 21, 2002, the Company received gross proceeds of approximately $600,000 from private placements of equity to various individual investors and exercise of warrants by an unrelated party. The Company also has received from time to time loans payable on demand from a related party. As of January 31, 2002 the aggregate balance of these loans was $135,500. Additionally, in December 2001 the Company has raised capital amounting to $354,000 through the sale of its tax

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION, Continued

benefits. As the Company has no liquid resources and significant liabilities, it needs to raise additional capital in order to remain in operation. The Company believes its current operating levels require $160,000 of cash per month. The Company does not presently maintain the cash balance needed to fund its operations; however, to date it has been able to meet the cash needed for continued operations. In the near term, management continues to seek additional capital financing through sales of equity in private placements and exercise of warrants. In addition, the Company expects some funds to be available through loans from its Chief Executive Officer, although no such loans are required to be made. Once any of these sources if received are exhausted, the Company will need additional financing through the sources described above, to continue its operations. There is no assurance these funds will be received, however, if the funds will be received it will assist in allowing the Company to satisfy its liquidity needs.

2.   EARNINGS (LOSS) PER COMMON SHARE

     "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 7,802,895 and 6,060,363 at January 31, 2002 and 2001, respectively.

3.   LOAN PAYABLE, RELATED PARTY

     From August 2001 to January 2002, Kuslima Shogen the Company's Chief Executive Officer, loaned the Company some amounts payable upon demand bearing an interest at 8% per annum. As of January 31, 2002, the loan balance was $135,500.

4.   CAPITAL STOCK

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)


4.   CAPITAL STOCK, Continued

     In October 2001, the Company issued 72,214 shares of common stock upon the exercise of convertible debentures by unrelated parties. In addition, upon conversion, the unrelated parties were granted five-year warrants to purchase 72,214 shares of common stock at $1.50 per share.

     During the quarter ended January 31, 2002, the Company sold an aggregate of 359,070 shares of common stock to private investors at a price of $0.50 per share resulting in net proceeds of $162,200 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 409,070 shares of common stock at an exercise price of $1.50 per share.

5.   SALE OF NET OPERATING LOSSES

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), the Company has $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, the Company received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2002. In December 2000, the Company received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2001. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information   contained   herein   contains,   in  addition  to  historical
information,  forward-looking  statements that involve risks and  uncertainties.
All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot be sure that the future results covered by these forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to our annual report on Form 10-K for the fiscal year ended July 31, 2001 which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Results of Operations

Three and six month periods ended January 31, 2002 and 2001

     Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and six month periods ended January 31, 2001 and 2000. Investment income for the three months ended January 31, 2002 was $100 compared to $3,000 for the same period last year a decrease of $2,900. Investment income for the six months ended January 31, 2002, was $200 compared to $6,800 for the same period last year, a decrease of $6,600. These decreases were due to lower balances of cash and cash equivalents.

     Research and Development. Research and development expense for the three months ended January 31, 2002 was $506,000 compared to $510,000 for the same period last year, a decrease of $4,000, or 1%. This decrease was primarily due to a decrease in expenses in preparation for marketing approval filings of ONCONASE(R) for the treatment of malignant mesothelioma with the Food and Drug Administration in the U.S. and with the European Agency for the Evaluation of Medicinal Products in Europe and a reduction of non-cash expense relating to stock options issued for consulting services. This decrease was partially offset by an increase in costs in support of the on-going Phase III clinical trials for ONCONASE(R) and an increase in cost of clinical supplies related to the clinical trials, both resulting from the expansion of our Phase III clinical trials for malignant mesothelioma in Europe, as well as an increase in costs relating to patent and trademark applications for ONCONASE(R).

     Research and development expense for the six months ended January 31, 2002 was $1,008,000 compared to $878,000 for the same period last year, an increase of $130,000, or 15%. This increase was primarily due to an increase in costs in support of on-going Phase III clinical trials for ONCONASE(R) for malignant mesothelioma and an increase in cost of clinical supplies related to the clinical trials, both resulting from the expansion of our Phase III clinical trials for malignant mesothelioma in Europe and an increase in patent and trademark applications for ONCONASE(R). This increase was partially offset by a reduction of a non-cash expense relating to stock options issued for consulting services.

     General and Administrative. General and administrative expense for the three months ended January 31, 2002 was $188,000 compared to $180,000 for the same period last year, an increase of

$8,000, or 4%. This increase was primarily due to an increase in legal expenses due to business development activities, offset by a decrease in public relations activities and a reduction of a non-cash expense relating to stock options issued for consulting services.

     General and administrative expense for the six months ended January 31, 2002 was $383,000 compared to $325,000 for the same period last year, an increase of $58,000 or 18%. This increase was primarily due to an increase in public relations expenses and an increase in legal expenses due to business development activities, offset by a reduction in a non-cash expense relating to stock options issued for consulting services.

     Interest. Interest expense for the three months ended January 31, 2002 was $3,000 compared to $2,000 for the same period last year, an increase of $1,000. Interest expense for the six months ended January 31, 2002 was $38,000 compared to $4,000 for the same period last year, an increase of $34,000. These increases were primarily due to the interest expense on the renewal of the convertible notes and related warrants issued to unrelated parties in April 2001. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the life of the notes.

     Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we have $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2002. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2001. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

     Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2002 was $698,000 as compared to $688,000 for the same period last year, an increase of $10,000. The net loss for the six months ended January 31, 2002 was $1,075,000 as compared to $749,000 for the same period last year, an increase of $326,000. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2002, amounted to $60,046,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

     Liquidity and Capital Resources

     We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 2002, we had a net decrease in cash and cash equivalents of $30,000, which resulted primarily from net cash used in operating activities of $572,000, offset by net cash provided by financing activities of $542,000, primarily from the private placement of common stock and warrants and proceeds from short-term borrowings. Total cash resources as of January 31, 2002 were $14,000 compared to $45,000 at July 31, 2001.

     Our current liabilities as of January 31, 2002 were $1,337,000 compared to $918,000 at July 31, 2001, an increase of $419,000. The increase was primarily due to an increase in expenses related to the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. As of January 31, 2002 our current liabilities exceeded our current assets and we had a working capital deficit of $1,301,000.

     Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Until our operations generate significant revenues, we will need to continue to fund operations through the sources of capital previously described. From August, 2001 through March 21, 2002, we received gross proceeds of approximately $600,000 from private placements of equity to various individual investors and exercise of warrants by an unrelated party. We have also received from time to time loans payable on demand from a related party. As of January 31, 2002 the aggregate balance of these loans was $135,500. Additionally, in December 2001 we have raised capital amounting to $354,000 through the sale of our tax benefits. As we have no liquid resources and significant liabilities, we need to raise additional capital in order to remain in operation. We believe our current operating levels require $160,000 of cash per month. We do not presently maintain the cash balance needed to fund our operations; however, to date we have been able to meet the cash needed for continued operations.

     In the near term we continue to seek additional capital financing through the sale of equity in private placements and exercise of warrants. In addition, we expect some funds to be available through loans from our Chief Executive
Officer, although no such loans are required to be made. Once any of these sources if received are exhausted we will need additional financing through the sources described above, to continue our operations. We cannot be sure these funds will be received, however, if the funds will be received it will assist us in satisfying our liquidity needs. The report of our independent auditors on our July 31, 2001 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2001 and January 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

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

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we had $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2000. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

PART II. OTHER INFORMATION

Item 2. (c)  Recent Sales of Unregistered Securities

In November 2001, we completed a private placement resulting in the issuance of 209,070 shares of restricted common stock and 259,070 five-year warrants to purchase an aggregate 259,070 shares of common stock at an exercise price of $1.50 per share. We received an aggregate $104,535 from such private placement.

In January 2002, we completed a private placement resulting in the issuance of 150,000 shares of restricted common stock and 150,000 five-year warrants to purchase an aggregate 150,000 shares of common stock at an exercise price of $1.50 per share. We received an aggregate $75,000 from such private placement.

In February 2002, we completed a private placement resulting in the issuance of 1,500,000 five-year warrants to purchase 1,500,000 shares of common stock. Of such warrants, 250,000 are exercisable at $0.50 per share, 650,000 are exercisable at $1.00 per share and 600,000 are exercisable at $1.50 per share. We received $1,500 from such private placement.

In March 2002, we issued 100,000 shares of common stock upon the exercise of warrants by an unrelated party resulting in gross proceeds of $50,000, in a transaction consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                    Exhibit No. or
Exhibit                                                                                            Incorporation by
  No.                                                 Item Title                                      Reference
  ---                                                 ----------                                      ---------
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

 4.1         Form of Convertible Debenture                                                               **

10.1         Form of Stock and Warrant Purchase Agreements used in private placements
             completed April 1996 and June 1996                                                          ##

10.2         Lease Agreement - 225 Belleville Avenue, Bloomfield, New Jersey                             ###

10.3         Form of Stock Purchase Agreement and Certificate used in connection with various
             private placements                                                                          ***

                                                                                                    Exhibit No. or
Exhibit                                                                                            Incorporation by
  No.                                                 Item Title                                      Reference
  ---                                                 ----------                                      ---------
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

10.15        1997 Stock Option Plan                                                                      ###

10.16        Separation Agreement with Michael C. Lowe dated as of October 9, 1997                       ++

10.17        Form of Subscription Agreement and Warrant Agreement used in Private Placement
             completed on February 20, 1998                                                              +++

10.18        Form of Warrant Agreement issued to the Placement Agent in connection with the

10.19        Private Placement completed on February 20, 1998                                            +++

10.20        Placement Agent Agreement dated December 15, 1997                                           +++
             Separation Agreement with Gail Fraser dated August 31, 1999                                ####

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

10.23        Form of Subscription Agreement and Warrant Agreement used in the April 2001
             Private Placements                                                                           ^

10.24        Form of Convertible Note entered into in April 2001                                          ^

10.25        Form of Subscription Agreement and Warrant Agreement used in the July 2001
             Private Placements                                                                           ^

10.26        Form of Subscription Agreement and Warrant Agreement used in the August and
             October 2001 Private Placements                                                              ^

10.27        Form of Subscription Agreement and Warrant Agreement used in the September 2001
             Private Placement                                                                           ^^

10.28        Form of Subscription Agreement and Warrant Agreement used in the November 2001
             and January 2002 Private Placements                                                          ^

10.29        Warrant issued in the February 2002 Private Placement                                        ^

 99.1        Factors to Consider in Connection with Forward-Looking Statements                           ^^^

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

^            Previously   filed  as  exhibits  to  the  Company's   Registration
             Statement on Form S-1 (File No. 333-38136) and incorporated herein by reference thereto.

^^ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 and incorporated herein by reference thereto.

^^^ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 2001 and incorporated herein by reference thereto.

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



                                         ALFACELL CORPORATION
                                         ---------------------------------------
                                                (Registrant)


March 25, 2002                           /s/ KUSLIMA SHOGEN
                                         ---------------------------------------
                                         Kuslima  Shogen, Chief Executive
                                         Officer, Acting Chief Financial Officer
                                         (Principal Executive Officer, Principal
                                         Accounting Officer) and Chairman of
                                         the Board