Form 10-Q
period 2002-04-30
ALFACELL CORP
filed 2002-06-14
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        April 30, 2002                                            0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2369085
(State or other jurisdiction of                (I.R.S. Employer incorporation or
organization)                                  Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
               (Address of principal executive offices)    (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

                                 NOT APPLICABLE
        (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of common stock, $.001 par value, outstanding as of June 12, 2002 was 22,389,207 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                        April 30, 2002 and July 31, 2001

                                                                                            April 30,
                                                                                              2002            July 31,
                                          ASSETS                                           (Unaudited)          2001
                                                                                          ------------      ------------
Current assets:
    Cash and cash equivalents                                                             $     45,516      $     44,781
    Other assets                                                                                38,121            42,933
                                                                                          ------------      ------------
         Total current assets                                                                   83,637            87,714

Property and equipment, net of accumulated depreciation and amortization
   of $1,112,987 at April 30, 2002 and $1,081,423 at July 31, 2001                              35,991            67,555

Other assets                                                                                    64,267            46,340
                                                                                          ------------      ------------
         Total assets                                                                     $    183,895      $    201,609
                                                                                          ============      ============

                         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt                                                     $      8,517      $      7,057
    Notes payable - convertible debt - unrelated party, less debt discount of $34,511
        at July 31, 2001                                                                            --            35,482
    Accounts payable                                                                           783,136           409,972
    Accrued expenses                                                                           645,684           465,813
    Loan payable related party                                                                 126,553                --
                                                                                          ------------      ------------
         Total current liabilities                                                           1,563,890           918,324

Long-term debt, less current portion                                                           117,484            23,663
                                                                                          ------------      ------------
         Total liabilities                                                                   1,681,374           941,987
                                                                                          ------------      ------------

Stockholders' (deficiency):
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at April 30, 2002 and July 31, 2001                --                --
    Common stock $.001 par value
       Authorized 40,000,000 shares at April 30, 2002 and July 31, 2001;
       Issued and outstanding, 21,866,423 shares at April 30, 2002 and 19,802,245
           shares at July 31, 2001                                                              21,866            19,802
    Capital in excess of par value                                                          59,320,165        58,211,335
    Deficit accumulated during development stage                                           (60,839,510)      (58,971,515)
                                                                                          ------------      ------------
         Total stockholders' (deficiency)                                                   (1,497,479)         (740,378)
                                                                                          ------------      ------------
         Total liabilities and stockholders' (deficiency)                                 $    183,895      $    201,609
                                                                                          ============      ============

See accompanying notes to unaudited financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

           Three months and nine months ended April 30, 2002 and 2001, and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2002

                                   (Unaudited)


                                            Three Months Ended                   Nine Months Ended             August 24,
                                                 April 30,                           April 30,               1981 (Date of
                                                 ---------                           ---------               Inception) to
                                          2002              2001              2002              2001         April 30, 2002
                                          ----              ----              ----              ----         --------------
Revenue:
     Sales                            $         --      $         --      $         --      $         --      $    553,489
     Investment income                         125             1,450               282             8,219         1,372,567
     Other income                               --                --                --                --            60,103
                                      ------------      ------------      ------------      ------------      ------------
     Total revenue                             125             1,450               282             8,219         1,986,159
                                      ------------      ------------      ------------      ------------      ------------

Costs and expenses:
     Cost of sales                              --                --                --                --           336,495
     Research and development              531,904           526,716         1,539,885         1,404,552        39,408,920
     General and administrative            192,991           193,788           576,605           519,240        21,441,998
     Interest:
         Related parties                        --            32,110                --            32,110         1,142,860
         Others                             67,999            11,023           105,517            14,791         2,056,375
                                      ------------      ------------      ------------      ------------      ------------
Total costs and expenses                   792,894           763,637         2,222,007         1,970,693        64,386,648
                                      ------------      ------------      ------------      ------------      ------------

Net loss before state tax benefit         (792,769)         (762,187)       (2,221,725)       (1,962,474)      (62,400,489)

State tax benefit                               --                --           353,730           451,395         1,560,979
                                      ------------      ------------      ------------      ------------      ------------
Net loss                              $   (792,769)     $   (762,187)     $ (1,867,995)     $ (1,511,079)     $(60,839,510)
                                      ============      ============      ============      ============      ============
Loss per basic and diluted common
     share                            $       (.04)     $       (.04)     $       (.09)     $       (.08)
                                      ============      ============      ============      ============
Weighted average number of shares
     outstanding                        21,020,967        18,911,660        20,553,185        18,802,114
                                      ============      ============      ============      ============

See accompanying notes to unaudited financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Nine months ended April 30, 2002 and 2001,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2002

                                   (Unaudited)

                                                          Nine Months Ended         August 24, 1981
                                                              April 30,            (Date of Inception)
                                                              ---------                    to
                                                        2002             2001        April 30, 2002
                                                        ----             ----        --------------
Cash flows from operating activities:
  Net loss                                          $(1,867,995)     $(1,511,079)     $(60,839,510)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                    --               --           (25,963)
    Depreciation and amortization                        31,564           56,538         1,524,022
    Loss on disposal of property and equipment               --               --            18,926
    Noncash operating expenses                          190,783          168,360         6,014,889
    Amortization of deferred compensation                    --               --        11,442,000
    Amortization of organization costs                       --               --             4,590
  Changes in assets and liabilities:
    Decrease (increase) in other current assets           4,812          (10,087)          (97,988)
    (Increase) decrease in other assets                 (17,927)              --            31,784
    Increase in interest payable-related party               --               --           744,539
    Increase in accounts payable                        423,164          188,507         1,129,246
    Increase in accrued payroll and expenses,
      related parties                                        --               --         2,348,145
    Increase in accrued expenses                        179,871           62,415         1,187,197
                                                    -----------      -----------      ------------
Net cash used in operating activities                (1,055,728)      (1,045,346)      (36,518,123)
                                                    -----------      -----------      ------------

Cash flows from investing activities:
    Purchase of marketable equity securities                 --               --          (290,420)
    Proceeds from sale of marketable equity
      Securities                                             --               --           316,383
    Purchase of property and equipment                       --               --        (1,406,836)
    Patent costs                                             --               --           (97,841)
                                                    -----------      -----------      ------------
Net cash used in investing activities                        --               --        (1,478,714)
                                                    -----------      -----------      ------------

                                                                     (continued)

See accompanying notes to unaudited financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                   Nine months ended April 30, 2002 and 2001,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2002

                                   (Unaudited)

                                                                              Nine Months Ended          August 24, 1981
                                                                                  April 30,                  (Date of
                                                                                  ---------               Inception) to
                                                                           2002              2001        April 30, 2002
                                                                           ----              ----        --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $        --      $        --      $    849,500
  Payment of short-term borrowings                                           (5,000)              --          (628,500)
  Increase in loans payable - related party, net                            126,553               --         2,755,421
  Proceeds from bank debt and other long-term debt, net of
   deferred debt costs                                                      100,000               --         2,552,460
  Reduction of bank debt and long-term debt                                  (4,719)          (4,329)       (2,940,567)
  Proceeds from issuance of common stock, net                               789,629          501,274        29,099,792
  Proceeds from exercise of stock options and warrants, net                  50,000           83,730         5,640,254
   Proceeds from issuance of convertible debentures, related party               --          297,000           297,000
  Proceeds from issuance of convertible debentures, unrelated party              --           69,993           416,993
  Proceeds from common stock to be issued                                        --          200,000                --
                                                                        -----------      -----------      ------------
     Net cash provided by financing activities                            1,056,463        1,147,668        38,042,353
                                                                        -----------      -----------      ------------
Net increase in cash and cash equivalents                                       735          102,322            45,516
Cash and cash equivalents at beginning of period                             44,781          257,445                --
                                                                        -----------      -----------      ------------
Cash and cash equivalents at end of period                              $    45,516      $   359,767      $     45,516
                                                                        ===========      ===========      ============
Supplemental disclosure of cash flow information - interest paid        $     6,971      $     6,763      $  1,669,417
                                                                        ===========      ===========      ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                         $        --      $        --      $  2,725,000
                                                                        ===========      ===========      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                             $        --      $        --      $  3,242,000
                                                                        ===========      ===========      ============
   Conversion of short-term borrowings to common stock                  $        --      $        --      $    226,000
                                                                        ===========      ===========      ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                           $        --      $        --      $  3,194,969
                                                                        ===========      ===========      ============
   Repurchase of stock options from related party                       $        --      $        --      $   (198,417)
                                                                        ===========      ===========      ============
   Conversion of accrued interest to stock options                      $        --      $        --      $    142,441
                                                                        ===========      ===========      ============
   Conversion of accounts payable to common stock                       $    50,000      $    10,030      $    346,200
                                                                        ===========      ===========      ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                  $        --      $        --      $  1,699,072
                                                                        ===========      ===========      ============
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                          $        --      $        --      $  1,863,514
                                                                        ===========      ===========      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, other                                     $    64,993      $        --      $    191,993
                                                                        ===========      ===========      ============
   Issuance of common stock for services rendered                       $        --      $        --      $      2,460
                                                                        ===========      ===========      ============

See accompanying notes to unaudited financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2002 and the results of operations for the three and nine month periods ended April 30, 2002 and 2001 and the period from August 24, 1981 (date of inception) to April 30, 2002. The results of operations for the nine months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The net loss of $1,868,000 and $1,511,000 recorded for the nine months ended April 30, 2002 and 2001, respectively, is equal to the comprehensive loss for those periods.

      The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent accountants on the Company's July 31, 2001 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2001 and April 30, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and its ability to realize the full potential of its technology and its drug candidates. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Until the Company's operations generate significant revenues, the Company will need to continue to fund operations through the sources of capital previously described. From August 2001 through May 2002, the Company received gross proceeds of approximately $1,346,000 from the private placement of equity from various individual investors, issuance of notes payable to unrelated parties and the exercise of warrants by an unrelated party. The Company also has

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION, Continued

received from time to time loans payable on demand from a related party. As of April 30, 2002 the aggregate balance of these loans was $126,500. Additionally, in December 2001 the Company received $354,000 through the sale of its tax benefits. As the Company has no liquid resources and significant liabilities, it needs to raise additional capital in order to remain in operation. The Company believes its current operating levels require $160,000 of cash per month. The Company does not presently maintain the cash balance needed to fund its operations; however, to date it has been able to meet the cash needed for continued operations. In the near term, management continues to seek additional capital financing through the sales of equity in private placements and exercise of warrants but cannot be sure that it will be able to raise capital on favorable terms or at all. In addition, the Company expects some funds to be available through loans from its Chief Executive Officer, although no such loans are required to be made. Once any of these sources, if received, are exhausted, the Company will need additional financing through the sources described above to continue its operations. There is no assurance these funds will be received; however, if the funds are received it will assist in satisfying the Company's liquidity needs.

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 8,458,511 and 5,604,599 at April 30, 2002 and 2001, respectively.

3.    LOAN PAYABLE, RELATED PARTY

      From August 2001 to April 2002, Kuslima Shogen the Company's Chief Executive Officer, loaned the Company some amounts payable upon demand bearing an interest at 8% per annum. As of April 30, 2002, the loan balance was $126,500.

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

      In August 2001, the Company issued 70,000 five-year stock options as payment for services to be rendered. The options vested immediately and have an exercise price of $0.75 per share. The total non-cash general and administrative expense recorded for these options was $35,770, based upon the fair value of such option on the date of issuance.

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

      In December 2001, the Company issued 15,221 five-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $0.94 per share. The total non-cash research and development expense recorded for these options was $4,977, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model.

      During the quarter ended January 31, 2002, the Company sold an aggregate of 359,070 shares of common stock to private investors at a price of $0.50 per share resulting in net proceeds of $162,200 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 409,070 shares of common stock at an exercise price of $1.50 per share.

      In February 2002, the Company issued warrants to purchase 1,500,000 shares of common stock to Roan Meyers Associates L.P. for an aggregate warrant purchase price of $1,500 in connection with the engagement of Roan Meyers to render advisory services. Roan Meyers has already exercised warrants to purchase 100,000 shares of common stock in March 2002 with an exercise price of $0.50 per share, resulting in gross proceeds of $50,000 to the Company. Warrants to purchase an additional 400,000 shares are currently exercisable, of which 150,000 shares have an exercise price of $0.50 per share and 250,000 have an exercise price of $1.00 per share. The remaining 1,000,000 warrants will become exercisable if Roan Meyers is successful in helping the Company raise capital. For each $1 million in capital financing raised with the assistance of Roan Meyers, 200,000 warrants will become exercisable up to 1,000,000 warrants in the aggregate. Of those 1,000,000 warrants, 400,000 are exercisable at $1.00 per share and 600,000 are exercisable at $1.50 per share. The Company recorded an expense equal to the fair market value of the first 500,000 warrants in February 2002 based upon the fair value of such warrants as estimated by Black-Scholes pricing model ($153,300), less the $1,500 received from the sale of the warrants and will record an expense on the additional warrants when they vest using Black-Scholes to estimate their value at that time.

      In March 2002, the Company issued an aggregate of 75,000 five-year stock options to unrelated parties as an incentive for lending the Company an aggregate of $75,000 which was repaid during the quarter. The options vested immediately and have an exercise price of $1.50 per share. The total non-cash interest expense recorded for these options was $25,615, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

4.    CAPITAL STOCK, Continued

      In April 2002, the Company issued a note payable to an unrelated party in the amount of $100,000. The note was due thirty days bearing interest at 8% per annum. In addition, the lender received stock options to purchase 100,000 shares of common stock at an exercise price of $0.60 per share. The total non-cash interest expense recorded for these options was $40,690, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. In May 2002, the lender agreed to either extend the note until December 2003 or convert the note at a conversion price of $0.40 per share plus a five-year warrant for each share of Alfacell common stock issued upon conversion at an exercise price of $1.00 per share.

      During the quarter ended April 30, 2002, the Company sold an aggregate of 1,038,638 shares of common stock to private investors at a price of $0.44 to $0.50 per share resulting in net proceeds of $375,400 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 1,038,638 shares of common stock at an exercise price of $0.75 per share.

      In May 2002, the Company issued 22,784 shares of common stock in settlement of accounts payable in the amount of $14,126. The accounts payable amount was charged to equity as the value of the common stock.

      In May 2002, the Company sold an aggregate of 500,000 shares of common stock to private investors resulting in net proceeds of $200,000 to the Company. In addition, the private investors were granted five-year warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.00 per share.

5.    SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), the Company has $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, the Company received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2002. In December 2000, the Company received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2001. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

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

Results of Operations

Three and nine month periods ended April 30, 2002 and 2001

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and nine month periods ended April 30, 2002 and 2001. Investment income for the three months ended April 30, 2002, was $100 compared to $1,400 for the same period last year, a decrease of $1,300. Investment income for the nine months ended April 30, 2002, was $300 compared to $8,200 for the same period last year, a decrease of $7,900. These decreases were due to lower balances of cash and cash equivalents.

      Research and Development. Research and development expense for the three months ended April 30, 2002 was $532,000 compared to $527,000 for the same period last year, an increase of $5,000. This increase was primarily due to an increase in costs in support of the on-going Phase III clinical trials for ONCONASE(R) resulting from the expansion of our Phase III clinical trial for malignant mesothelioma in Europe, partially offset by a decrease in expenses related to outside consultants, a decrease in costs relating to patent and trademark applications for ONCONASE(R) and a reduction of non-cash expense relating to stock options issued for consulting services.

      Research and development expense for the nine months ended April 30, 2002 was $1,540,000 compared to $1,405,000 for the same period last year, an increase of $135,000. This increase was primarily due to an increase in costs in support of on-going Phase III clinical trial for ONCONASE(R) for malignant mesothelioma and an increase in cost of clinical supplies related to the clinical trials, both resulting from the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. This increase was partially offset by a reduction of a non-cash expense relating to stock options issued for consulting services, a decrease in expenses related to outside consultants and an increase in patent and trademark applications for ONCONASE(R).

      General and Administrative. General and administrative expense for the three months ended April 30, 2002 was $193,000 compared to $194,000 for the same period last year, a decrease of $1,000. This decrease was primarily due to a reduction of a non-cash expense relating to stock options issued for consulting services, partially offset by an increase in public and investor relations expenses as well as an increase in legal expenses, due to business development activities.

      General and administrative expense for the nine months ended April 30, 2002 was $577,000 compared to $519,000 for the same period last year, an increase of $58,000. This increase was primarily due to an increase in public and investor relations expenses and an increase in legal expenses due to business development activities, partially offset by a reduction in a non-cash expense relating to stock options issued for consulting services.

      Interest. Interest expense for the three months ended April 30, 2002 was $68,000 compared to $43,000 for the same period last year, an increase of $25,000. Interest expense for the nine months ended April 30, 2002 was $105,000 compared to $47,000 for the same period last year, an increase of $58,000. These increases were primarily due to the non-cash interest expense on the notes payable issued to third parties. The non-cash interest expense was based on the value of the options using the Black-Scholes options-pricing model at the date of the issuance.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we have $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2002. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2001. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended April 30, 2002 was $793,000 as compared to $762,000 for the same period last year, an increase of $31,000. The net loss for the nine months ended April 30, 2002 was $1,868,000 as compared to $1,511,000 for the same period last year, an increase of $357,000. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2002, amounted to $60,839,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 2002, we had a net increase in cash and cash equivalents of $1,000, which resulted primarily from net cash provided by financing activities of $1,057,000, primarily from the private placement of common stock and warrants and proceeds from short-term borrowings, offset by net cash used in operating activities of $1,056,000. Total cash resources as of April 30, 2002 were $46,000 compared to $45,000 at July 31, 2001.

      Our current liabilities as of April 30, 2002 were $1,564,000 compared to $918,000 at July 31, 2001, an increase of $646,000. The increase was primarily due to an increase in expenses related to the expansion of our Phase III clinical trial for malignant mesothelioma in Europe and increasing business development, investor and public relations activities. As of April 30, 2002 our current liabilities exceeded our current assets and we had a working capital deficit of $1,480,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R) and our ability to realize the full potential of our technology and our drug candidates. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Until our operations generate significant revenues, we will need to continue to fund operations through the sources of capital previously described. From August 2001 through May 2002, we received gross proceeds of approximately $1,346,000 from the private placement of equity from various individual investors, issuance of notes payable to unrelated parties and the exercise of warrants by an unrelated party. We have also received from time to time loans payable on demand from a related party. As of April 30, 2002 the aggregate balance of these loans was $126,500. Additionally, in December 2001 we received $354,000 through the sale of our tax benefits. As we have no liquid resources and significant liabilities, we need to raise additional capital in order to remain in operation. We believe our current operating levels require $160,000 of cash per month. We do not presently maintain the cash balance needed to fund our operations; however, to date we have been able to meet the cash needed for continued operations.

      In the near term we continue to seek additional capital financing through the sales of equity in private placements and exercise of warrants but cannot be sure that we will be able to raise capital on favorable terms or at all. In addition, we expect some funds to be available through loans from our Chief Executive Officer, although no such loans are required to be made. Once any of these sources, if received, are exhausted, we will need additional financing through the sources described above to continue our operations. We cannot be sure these funds will be received; however, if the funds are received it will assist us in satisfying our liquidity needs. The report of our independent auditors on our July 31, 2001 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2001 and April 30, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we had $1,477,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2002. In December 2000, we received $451,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2001. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,051,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

PART II. OTHER INFORMATION

Item 2. (c) Recent Sales of Unregistered Securities

In March 2002, we completed a private placement resulting in the issuance of 200,000 shares of restricted common stock and 200,000 five-year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.75 per share. We received an aggregate $100,000 from such private placement. This transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In April 2002, we completed a private placement resulting in the issuance of 838,638 shares of restricted common stock and 838,638 five-year warrants to purchase an aggregate of 838,638 shares of common stock at an exercise price of $0.75 per share. We received an aggregate $375,000 from such private placement. This transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In May 2002, we issued 22,784 shares of common stock for payment of accounts payable in the amount of $14,126 in a transaction consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In May 2002, we completed a private placement resulting in the issuance of 500,000 shares of restricted common stock and 500,000 five-year warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.00 per share. We received an aggregate $200,000 from such private placement. This transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

                                                                                         Exhibit No. or
    Exhibit                                                                             Incorporation by
      No.                                   Item Title                                     Reference
      ---                                   ----------                                     ---------
      3.1         Certificate of Incorporation                                                 *

      3.2         By-Laws                                                                      *

      3.3         Amendment to Certificate of Incorporation                                    #

                                                                                         Exhibit No. or
    Exhibit                                                                             Incorporation by
      No.                                   Item Title                                     Reference
      ---                                   ----------                                     ---------
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

      10.26       Form of Subscription Agreement and Warrant Agreement used in
                  the August and October 2001 Private Placements                               ^

      10.27       Form of Subscription Agreement and Warrant Agreement used in the September 2001, November 2001 and January 2002 Private
                  Placement                                                                    ^

                                                                                         Exhibit No. or
    Exhibit                                                                             Incorporation by
      No.                                   Item Title                                     Reference
      ---                                   ----------                                     ---------
      10.28       Warrant issued in the February 2002 Private Placement                        ^

      10.29       Form of Subscription Agreement and Warrant Agreement used in
                  the March 2002 and April 2002 Private Placements                            ^^

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

^^ Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-89166) and incorporated herein by reference thereto.

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

                                         ALFACELL CORPORATION
                                         --------------------
                                              (Registrant)


June 14, 2002                            /s/ KUSLIMA SHOGEN
                                         ---------------------------------------
                                         Kuslima Shogen, Chief Executive
                                         Officer, Acting Chief Financial Officer
                                         (Principal Executive Officer, Principal
                                         Accounting Officer) and Chairman of
                                         the Board