Form 10-K
period 2002-07-31
ALFACELL CORP
filed 2002-11-14
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     July 31, 2002                                                      0-11088
-------------------------                                               -------
For the fiscal year ended                                Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                                   22-2369085
-------------------------------                                    -------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (973) 748-8082

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

         The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on November 8, 2002 was $4,139,518. As of November 8, 2002 there were 22,872,958 shares of common stock, par value $.001 per share, outstanding.

         The Index to Exhibits appears on page 29.

                       Documents Incorporated by Reference

                                      None


                                Table of Contents

PART I                                                                                   Page
                                                                                         ----

         Item  1.     Business                                                            3

         Item  2.     Properties                                                         15

         Item  3.     Legal Proceedings                                                  15

         Item  4.     Submission of Matters to a Vote of Security Holders                15

PART II

         Item  5.     Market for Common Equity and Related Stockholder Matters           15

         Item  6.     Selected Financial Data                                            16

         Item  7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                18

         Item  7A.    Quantitative and Qualitative Disclosure About Market Risk          21

         Item  8.     Financial Statements and Supplementary Data                        21

         Item  9.     Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure                            21

PART III

         Item 10.     Directors and Executive Officers of the Registrant                 21

         Item 11.     Executive Compensation                                             23

         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management                                                     26

         Item 13.     Certain Relationships and Related Transactions                     27

         Item 14.     Controls and Procedures                                            28

         Item 15.     Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                                29


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

                                     Part I

Item 1.  BUSINESS.

Overview

Alfacell Corporation is a biopharmaceutical company, primarily engaged in the discovery and development of a new therapeutic class of drugs for the treatment of cancer and other pathological conditions. Based on Alfacell's proprietary Ribonuclease or RNase technology platform, Our drug discovery and development program consists of novel therapeutics developed from amphibian ribonucleases. These primordial enzymes play important roles in nature. They mediate several essential biological activities, namely, regulation of cell proliferation, maturation, differentiation and cell death. Therefore, they are ideal candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic properties. Alfacell is recognized as a leader in the development of RNase based therapeutics and as such, has both co-sponsored and been a key participant in the International Ribonuclease Meetings held every three years. ONCONASE(R), our trademark name for ranpirnase, our flagship product, is undergoing the last stage of clinical testing which is called "Phase III". This international randomized Phase III trial for patients with unresectable malignant mesothelioma, an inoperable form of cancer found in the lining of the lung and abdomen is ongoing. We have also conducted other randomized and non-randomized trials with patients with advanced stages of solid tumors in other types of cancers.

ONCONASE(R) is a novel amphibian ribonuclease unique among the superfamily of pancreatic ribonuclease that has been isolated from the eggs of the leopard frog. We have determined that, thus far, ranpirnase , the active conponent of ONCONASE(R) , is the smallest known protein belonging to the superfamily of pancreatic ribonuclease and has been shown, on a molecular level, to re-regulate the unregulated growth and proliferation of cancer cells. ONCONASE(R), unlike most cancer drugs, that attack all cells regardless of their phenotype, malignant vs. normal, and produce a variety of severe toxicities, is not an indiscriminate cytotoxic agent, but rather, its activity is mediated through elegant molecular mechanisms. ONCONASE(R) affects primarily exponentially growing malignant cells.

In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from The European Agency for the Evaluation of Medicinal Products
(EMEA). Alfacell has also applied for Fast Track Designation for the indication of malignant mesothelioma. We will receive a decision from the FDA no later than December 23, 2002. These designations to ONCONASE(R) may in the future serve to expedite its regulatory review, assuming the clinical trials have yielded a positive result.

Our proprietary drug discovery program forms the basis for the development of recombinant designer RNases for chemical conjugation or chemical construct and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines, etc. This program provides for joint design and generation of new products with outside partners. Both companies may own these new products, or Alfacell may grant an exclusive license to the collaborating partner(s).

We have established a number of scientific collaborations with the National Cancer Institute, NCI that are designed. to develop new therapeutic applications for ONCONASE(R). One collaboration has produced RN321, a conjugate, of ranpirnase with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. These results were presented by NCI investigators at the 6th International Ribonuclease Meeting in Bath, England, June 2002, and the manuscript will be submitted for publication. Preclinical studies are ongoing at NCI in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with this new conjugate.

We have also discovered another series of proteins that may have therapeutic uses. These proteins appear to be involved in the regulation of both early embryonic and malignant cell growth. In addition to ranpirnase, Alfacell has isolated several other proteins from eggs of the leopard frog (Rana pipiens). All of the proteins characterized to date are RNases. Information on four of these proteins was presented at the 6th International Ribonuclease Meeting in Bath, England, June 2002. These products are currently undergoing preclinical testing. We are currently in negotiations with potential pharmaceutical partners for the development of these new compounds as conjugates and fusion proteins.

We have entered into a research and development collaboration with Wyeth Pharmaceuticals to co-develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our proprietary technology. This collaboration may result in a licensing agreement between the companies, however; there is no assurance that such an agreement will be reached.

We have signed confidentiality agreements and have entered into negotiations with a number of companies for US or non-US marketing rights for ONCONASE(R).

Alfacell is engaged in the research, development and clinical trials of its products both independently and through research collaborations. We have financed our operations since inception through the sale of our equity securities, private placements, convertible debentures and loans. These funds provide us with the resources to acquire staff, facilities, capital equipment, finance our technology, product development, manufacturing and clinical trials.

Alfacell Corporation, a Delaware corporation, was incorporated in 1981. The common stock is traded on the OTC Bulletin Board under the symbol "ACEL".

RESEARCH AND DEVELOPMENT PROGRAMS

Research and Development Programs

Research and development expenses for the fiscal years ended July 31, 2002, 2001, and 2000 were $2,033,000, $1,901,000, and $1,880,000, respectively. Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Because ribonucleases have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and programmed cell death known as apoptosis, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including viral and autoimmune diseases that require anti-proliferative and pro-apoptotic properties

Technology Platform and Pipeline

Using ribonucleases as therapeutics is a relatively new approach to drug development. The use of these proteins to re-regulate the unregulated growth and proliferation of cancer cells is unlike most cancer drugs that attack all cells regardless of their phenotype, malignant vs. normal, are known to produce a variety of severe toxicities. ONCONASE(R) and related drug candidates are not indiscriminate cytotoxic agents, but rather, their activity is mediated through elegant molecular mechanisms. They affect primarily exponentially growing malignant cells.

Cancer is associated with the over or under production of many types of proteins in tumor cells. We believe that the ability to selectively halt the production of certain proteins via ribonuclease activity in tumor cells without damaging normal cells, may make treatment more effective. To make cancer therapy more effective and less toxic, Alfacell is developing ONCONASE(R) as a therapeutic and as an effector moiety, killer molecule for targeted therapies. We believe that selective degradation of intracellular proteins is central to the process of programmed cell death, known as apoptosis.

We have devoted significant resources towards the development of recombinant designer RNases for chemical conjugation and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines, etc.

Apoptosis

Apoptosis or programmed cell death is essential for the proper development of embryos and of many body systems, including the central nervous system, immune regulation and others. Apoptosis is required to accommodate the billions of new cells produced daily by our bodies and to eliminate aged or damaged cells. Abnormal regulation of the apoptosis process can result in disease. For example, cancer, autoimmune disorders and many viral infections are associated with inhibited apoptosis or programmed death of cells occurs too slowly. Conversely, HIV is associated with increased apoptosis or programmed death of cells occurs too rapidly. This process of programmed cell death is genetically regulated. Alfacell has been recognized as the first company to discover and develop a novel family of primordial "regulatory" proteins that have been shown to play a fundamental role in this process.

ONCONASE(R) (ranpirnase) Pro-Apoptotic Mechanisms

The molecular mechanisms were identified which determine the apoptotic (programmed) cell death induced by ranpirnase. Ranpirnase preferentially degrades tRNA, leaving rRNA and mRNA apparently undamaged. The RNA damage induced by ranpirnase appears to represent a "death signal", or triggers a chain of molecular events culminating in the activation of caspase proteolytic enzyme cascades which, in turn, induce disintegration of the cellular components and finally execute cell death. It has been shown that there is a protein synthesis inhibition-independent component, which, together with the changes induced by the protein synthesis inhibition, results in cell death. Ranpirnase-induced apoptosis did not require the functional p53 tumor suppressor gene product, or the Fas ligand/Fas/Fas-associating protein with death domain (FADD) and caspase 8, but appeared to involve an activation of the mitochondrial pro-caspase 9, and also caspase 3 and 7. However, this activation of the mitochondrial pro-caspase was associated with atypically little release of cytochrome c from mitochondria, and a lack of the cytosol-to-mitochondria translocation of the pro-apoptotic bax protein.

Many cancer cells become resistant to most types of cancer treatment, including chemotherapy, radiation and monoclonal antibodies. Overcoming resistance to chemotherapy remains a major challenge for cancer therapy. ONCONASE(R) has shown to overcome multiple drug resistance or prevent resistance to cancer therapy, thereby dramatically increasing the sensitivity of cancer cells to chemotherapy and radiation therapy.

It remains unknown whether or not ONCONASE(R) targets and binds preferentially tumor cells, rather than normal cells of the respective tissues. It is possible that there is no differential targeting and/or binding, but that tumor cells are more susceptible to the cytostatic and cytotoxic effects of ONCONASE(R). The cytostatic effects are manifested by the inhibition of progression in the cell cycle, G1 phase block and by inhibition of expression of cyclin D3. These effects have been associated with induction of parallel differentiation and apoptosis. The cytostatic and differentiation-inducing effects are reflected in the stabilization of previously progressive tumors observed in our clinical trials.

Overview of Preclinical and Clinical Studies of ONCONASE(R)

In order to affect RNA activity, ONCONASE(R) must enter the cell. After intravenous injection, ONCONASE(R) distributes rapidly to organs, especially the kidney. ONCONASE(R) is excreted predominately by the kidney. Biodistribution studies of ONCONASE(R) in vivo or studies done in laboratory animals have demonstrated high tumor tissue uptake rates relative to organ distribution.

We have been in collaboration with the National Institutes of Health or NIH, including NCI, as well as a number of well-renowned academic institutions, in the US, Europe, and Japan and have developed a considerable body of knowledge in RNase technology and novel RNase-based therapeutics. We believe that ONCONASE(R) is recognized as the "gold standard" in RNase research, as reflected by the plethora of peer-reviewed publications. ONCONASE(R) has demonstrated a broad spectrum of anti-tumor activity in vitro or studies of tumor cell lines in laboratory vessels, and was determined to be active in the NCI Cancer Screen.

In vitro and in vivo studies showed both cytostatic and cytotoxic antitumor activity when used as a single agent and in combination with other agents.

In Vitro

ONCONASE(R), in combination with other drugs, has been shown to be synergistic which means that the effect of ONCONASE(R) when given in combination with other drugs is greater than if the drugs were given alone. The results of these studies have been published. The combination of ONCONASE(R) + tamoxifen resulted in a significant cell kill in pancreatic, prostate, and ovarian tumor cell lines as compared to each drug alone. Similar results were found for the following combinations:

o     ONCONASE(R) + phenothiazine for non-small cell lung cancer;

o ONCONASE(R) + lovastatin in pancreatic, ovarian, and two types of non-small cell lung cancer;

o     ONCONASE(R) + cisplatin in ovarian cancer;

o     ONCONASE(R) + all-trans-retinoic acid in glioma (brain) cancer;

o     ONCONASE(R) + vincristine in colorectal cancer and ;

o ONCONASE(R) + doxorubicin and ONCONASE(R) + Taxol in breast cancer including resistant variants.

In Vivo Anti-Cancer Activity

ONCONASE(R) as a Single Agent

ONCONASE(R) as a single agent has shown in vivo anti-tumor activity in several mouse models of solid tumors:

o In the human squamous A-253 carcinoma and the NIH-OVCAR-3 ovarian adenocarcinoma models, ONCONASE(R) has produced prolonged survival and delayed time to development of ascites (fluid in the abdomen), respectively.

o In mice bearing M109 Madison lung carcinoma cells, time to appearance of ascites and survival were significantly prolonged in ONCONASE(R)-treated animals as compared to controls. Several histologically confirmed cures were noted.

o In nude mice bearing human DU-145 prostate carcinoma and pancreatic ASPC-1 carcinoma ONCONASE(R) inhibited growth of the subcutaneously transplanted tumor.

o In several mouse tumor models, ONCONASE(R) not only demonstrated direct anti-tumor activity but also increased the potential for other drugs to penetrate the tumor tissue as well as increased the tumor sensitivity to radiation therapy.

ONCONASE(R) in Combination With Other Agents

Based on in vitro results, ONCONASE(R) in combination with the following anti-cancer agents has been evaluated by Alfacell and in collaboration with NCI and the results have been published:

      o     Vincristine

      o     Doxorubicin

      o     Tamoxifen

ONCONASE(R) prolonged the survival of nude mice bearing vincristine-resistant, HT-29 human colorectal carcinomas transfected with mdr-1 gene when used in combination with vincristine. These NCI results demonstrated that ONCONASE(R) can restore the sensitivity of resistant tumor cells to chemotherapy.

NCI experiments in nude mice transplanted intravenously with human breast carcinoma cells treated with the combination of ONCONASE(R) and doxorubicin have shown significantly prolonged survival. Tumor growth was significantly inhibited as demonstrated by a decrease in number pulmonary metastases present at the time of sacrifice.

NCI reported the ability of ONCONASE(R) to overcome multiple drug resistance as well as other forms of drug resistance (referring to a drug that no longer kills cancer cells) both in vitro and in vivo. We believe that these in vivo results demonstrate the therapeutic utility of ONCONASE(R) in chemotherapy-resistant tumors, and the findings suggest that ONCONASE(R) in combination with other agents has broad clinical application in cancer treatments.

Clinical Programs

We have been very selective in our product development strategy, which is focused on the use of ONCONASE(R) alone or in combination with drugs which have shown evidence of preclinical and clinical efficacy on tumor types for which median survivals are typically less than a year and for which there are few or no approved treatments.

ONCONASE(R) has been in clinical trials since 1991 in the US and 2000 in Europe. ONCONASE(R) has been tested in Phase I, Phase II and Phase III clinical trials in more than 40 cancer centers across the United States since 1991 and Europe 2001, including major centers such as Columbia-Presbyterian, University of Chicago, M.D. Anderson and Cedars-Sinai Cancer Centers.

ONCONASE(R) has been tested as a single agent in patients with a variety of solid tumors. It has also been tested in combination with tamoxifen in patients with prostate cancer, advanced pancreatic cancer and renal cell carcinoma as well as with doxorubicin in patients with malignant mesothelioma.

Onconase(R) Phase III Randomized Clinical Trials

We are currently conducting a two-part Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the Phase III trial compares ONCONASE(R) alone to doxorubicin. Doxorubicin has been considered by opinion leaders to be the most effective drug for the treatment of malignant mesothelioma. The second part of the trial compares the combination of ONCONASE(R) and doxorubicin versus doxorubicin alone. The patient enrollment for the first part of the clinical trial has been completed. The second part is currently ongoing and is being conducted in the US, Germany and Italy.

We have had a series of meetings with the Food and Drug Administration or FDA to establish mutually agreed upon parameters for the New Drug Application or NDA to obtain marketing approval for ONCONASE(R).

Phase III Single Agent Results

The single agent Phase III results of the Treatment Target Group or TTG which included 104 patients, of which 47 were treated with ONCONASE(R) and 57 were treated with doxorubicin who met the criteria for Cancer Adult Leukemia Group B or CALGB prognostic groups 1-4, showed a median survival benefit or MST of 2 months for ONCONASE(R) treated patients 11.6 months vs. 9.6 months. This two month median survival difference favoring ONCONASE(R) represents a 20% advantage over an active agent, doxorubicin. Moreover, the clinical activity of ONCONASE(R) is also evident from the overall 1-year and 2-year survival rates of ONCONASE(R) vs. doxorubicin, 46.8% vs. 38.6% and 20.2% vs. 12.3%, respectively. Doxorubicin treatment was associated with a 60% higher risk of death compared to ONCONASE(R) treatment. Tumor assessment by an independent radiologist for 53 patients revealed evidence of objective clinical activity in 17 patients in each treatment arm. Four partial responses and 13 stabilization of previously progressive disease in the ONCONASE(R)-treated patients and 7 partial responses and 10 stabilization of previously progressive disease in the doxorubicin treated patients. Despite the small number of patients, the analysis revealed a statistically significant difference, log rank test, p. = 0.037, in survival of the responders favoring ONCONASE(R)-treated patients with an MST 23.3 vs. 14.4 months for doxorubicin treated patients as well as the 2 year survival rates of 40% for ONCONASE(R) and 9% for doxorubicin. Preliminary results were presented at the 2000 American Society of Clinical Oncologists, or ASCO meeting. A manuscript has been prepared for publication.

These survival advantages were recognized as clinically important in this patient population by opinion leaders and the FDA. Therefore, the FDA has requested confirmation of the survival results in the TTG population in Part II of the ongoing trial.

We have applied for Fast Track Designation for the malignant mesothelioma indication. We will receive a decision from the FDA no later than December 23, 2002. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims for drugs that are being developed for a serious or life-threatening disease for which there is an unmet medical need. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. We intend to use this designation to reduce the marketing approval timeline for ONCONASE(R).

In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from EMEA. We are continuing discussions with EMEA regarding the Marketing Authorization Application or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

In the ongoing trial, an interim analysis based on the occurrence of 105 deaths is planned. Based upon the results of these analyses, we may be able to file an NDA and an MAA within 6 months after the completion of the analyses. Marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma may not be granted by the FDA or EMEA.

We had initiated a Phase III program in patients with advanced pancreatic cancer in 1995 after meeting with FDA, based on the Phase II results. The median survival time of 5.5 months for 47 patients with stage 4 disease and liver involvement treated with the combination of ONCONASE(R) (weekly) + tamoxifen (daily) was more than double the median survival of such patients reported in previously published trials treated with a variety of other systemic therapies (published median survival times ranged from 2.0 to 2.5 months). Multicenter randomized trials were designed to evaluate ONCONASE(R) + tamoxifen regimen in untreated patients as well as patients who had failed GEMZAR(R). The primary endpoint of both trials was survival. Early survival analyses of both trials did not reveal a significant survival advantage over the controls. Therefore, we made a decision that further evaluation of this indication was not warranted at that time and our resources were refocused on the ongoing malignant mesothelioma program.

ONCONASE(R) Phase II Clinical Trials

ONCONASE(R) as a single agent, demonstrated objective clinical activity in 105 patients with uresectable malignant mesothelioma that included many heavily pretreated patients with refractory tumors. Analysis of the TTG population confirmed the importance of the CALGB prognostic groups and their utility for evaluating systemic therapies in this patient population.

Forty-one patients, 39% reported evidence of clinical activity: 4 partial responses, 2 minor responses and 35 stabilization of previously progressive disease. The MST of these patients was 18.5 months and the overall 1-year and 2-year survival rates were 61% and 40.8% respectively. Two patients, 1 PR and 1 SD had their residual tumors resected after termination from the study and remain alive and tumor free for over 4 years after resection. The results of this trial demonstrated a survival benefit for both newly diagnosed patients and patients who failed prior therapies. The presentation of these data to the FDA resulted in the design of our Phase III malignant mesothelioma program.

A multicenter Phase II Broad Eligibility trial designed to evaluate ONCONASE(R) as a single agent has been conducted and results of the findings for patients with non-small cell lung cancer (NSCLC) and advanced breast cancer have been published.

ONCONASE(R) as a single agent, demonstrated objective clinical activity in patients with advanced NSCLC and breast cancer. The median survival time of 30 patients with advanced NSCLC was greater than that in 19 of 20 regimens when supportive care, a placebo or another single agent was given. Furthermore it was greater than 75% of the reported MSTs in combination chemotherapy trials. The MST and 1 year survival rates of 7.7 months and 27% for ONCONASE(R)-treated patients compared favorably to 7.2 months and 30% for patients treated with Navelbine (an approved drug for this indication) as a single agent.

Thirty percent of 17 patients with advanced breast cancer demonstrated objective clinical activity, which included, one partial response, two minor responses and significant reduction in bone pain and control of uncontrollable malignant fluid in the lungs (one patient each).

A series of pilot Phase II studies to evaluate ONCONASE(R) as a single agent, and ONCONASE(R) + tamoxifen in previously treated patients with unresectable renal cell cancer were conducted. The results of both the Phase II single agent and ONCONASE(R) + tamoxifen have been published (abstracts). Although the single agent study did not demonstrate evidence of clinical activity, the regimen of ONCONASE(R) + Tamoxifen did demonstrate evidence of clinical activity which indicated further evaluation in untreated patients is warranted.

Phase II telescopic studies to evaluate the regimen of ONCONASE(R) + gemcitabine, in patients with NSCLC as well as the regimen of ONCONASE(R) + Taxatere(R), in patients with advanced breast cancer are planned for 2003.

In summary, results of clinical trials performed to date suggest that ONCONASE(R) can be safely administered to patients with cancer and that such treatment may overcome multiple drug resistance and interfere with tumor growth.

Research Collaborations

We are pursuing some of these programs independently, while others are being undertaken in collaboration with the NIH and other US, European and Japanese institutions.

We have established a number of scientific collaborations with NCI. The objective of our collaboration with NCI is to develop new therapeutic applications for ONCONASE(R). This collaboration has produced RN321, a conjugate, or chemical construct, of ranpirnase with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. The relative benefit in killing targeted tumor cells versus non-targeted healthy cells, therapeutic index, is greater than 200,000-fold with this conjugate. These striking "proof-of-concept" results were presented at the 6th International Ribonuclease Meeting in Bath, England, in June 2002 and resulted in approval of an NCI sponsored clinical trial and the associated manuscript will be submitted for publication.

The pleiotropic pattern of biological activity of ONCONASE(R) led to research in other areas of cancer biology. Two important areas associated with significant market opportunities are radiation therapy and control of tumor angiogenesis, or new tumor blood vessel formation. Many types of cancers undergo radiation therapy at early stages of the disease. However, success of such treatment is often limited. We believe any agent capable of enhancing tumor radiosensitivity has great market potential. Moreover, since the growth of essentially all types of cancer is dependent on new blood vessel formation, any agent, that has anti-angiogenic activity, is most desirable.

Evaluation Of ONCONASE(R) As A Radiation Enhancer

Published studies have demonstrated that ONCONASE(R) causes an increase in both tumor blood flow and in median tumor oxygen partial pressure causing tumor cells to become less resistant to radiation therapy regardless of the presence or absence of the functional p53 tumor-suppressor gene.

We believe these findings further expand the profile of ONCONASE(R) in vivo activities and its potential clinical utility and market potential. These findings have led to the collaboration with the Molecular Radiation Oncology Sciences Program of the NCI. The Molecular Radiation Therapeutic Branch in collaboration with the Radiation Biology Branch of the NCI is conducting this research.

ONCONASE(R) As a Resistance-Overcoming and Apoptosis-Enhancing Agent

The Fas (CD95) cell surface receptor (and its Fas ligand [FasL]) has been recognized as an important "death" receptor involved in the induction of the "extrinsic" pathway of apoptosis. The apoptotic pathways have been the preferred target for new drug development in cancer, autoimmune, and other therapeutic areas.

The Thoracic Surgery Branch of the NCI confirmed the synergy between ranpirnase and soluble Fas ligand (sFasL) in inducing significant apoptosis in sFasL-resistant Fas+tumor cells. These results provided rationale for using ONCONASE(R) as a potential treatment of FasL-resistant tumors and possibly other disorders such as the autoimmune lympho-proliferative syndrome (ALPS). Further research in this area is ongoing.

Evaluation Of ONCONASE(R) As An Anti-Viral Agent

The ribonucleolytic activity was the basis for testing ONCONASE(R) as a potential anti-viral agent against the human immunodeficiency virus, or HIV. NIH have performed an independent in vitro screen of ONCONASE(R) against the HIV virus type 1. The results showed ONCONASE(R) to inhibit replication of HIV by up to 99.9% after a four-day incubation period at concentrations not toxic to uninfected cells. In vitro findings by the NIH revealed that ONCONASE(R) significantly inhibited production of HIV in several persistently infected human cell lines, preferentially breaking down viral RNA and cellular transfer RNA while not affecting normal cellular ribosomal RNA and messenger RNAs.

Moreover, the NIH - Division of AIDS also screened ONCONASE(R) for anti-HIV activity. ONCONASE(R) demonstrated highly significant anti-HIV activity in the monocyte/macrophage system. Ranpirnase may inhibit viral replication at several points during the life cycle of HIV, including its early phases. Ranpirnase is likely to inhibit replication of all different HIV-1 subtypes. These properties of ranpirnase are particularly relevant in view of the extremely high and exponentially increasing rate of mutations of HIV that occur during infection, and which are primarily responsible for the development of resistance to several currently available antiviral drugs. At present, over 50% of clinical isolates of HIV are resistant to both reverse transcriptase and protease inhibitors drugs, and an additional 25%, while being sensitive to protease inhibitors, are resistant to RT inhibitors drugs. German collaborators continue to investigate the anti-viral properties of ONCONASE(R). The ribonucleolytic activity of ONCONASE(R) suggested that it might be active against a variety of RNA viruses, including HIV (AIDS) and hepatitis C. We believe treatments for both viruses have huge market potentials.

Research And Development Pipeline Of Targeted Therapies

Our proprietary drug discovery program forms the basis for the development of recombinant designer RNases for chemical conjugation and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines etc. We believe these products can be produced in a cost effective and controlled manufacturing environment.

This program also provides for joint design and generation of new products with outside partners. Alfacell with any outside partners may both own these new products, or Alfacell may grant an exclusive license to the collaborating partner(s).

Ranpirnase Conjugates and Fusion Proteins

The concept of targeting potent toxins as effector molecules to kill cancer or other specifically targeted cells has been extensively evaluated over the last 2 decades. Several immunotoxins containing bacterial and plant toxins or other biotoxins, have been evaluated in human clinical trials. Efficacy has always been limited due to the high incidence of immunogenicity and other intolerable toxicities, including death. Conjugation of ranpirnase to targeting ligands appears to eliminate this safety problem.

RN321 is comprised of ranpirnase conjugated to an anti-CD22 monoclonal antibody for the treatment of non-Hodgkin's Lymphoma. Alfacell, in collaboration with the NCI, is developing this product. The relative benefit in killing targeted tumor cells versus non-targeted healthy cells is greater than 200,000-fold with this conjugate. These striking "proof-of-concept" results were presented at the 6th International Ribonuclease Meeting in Bath, England, in June 2002 and resulted in approval of an NCI sponsored clinical trial and the associated manuscript will be submitted for publication.

Although ranpirnase is active against a variety of human cancers, its activity is not uniform across different tumor types. However, whether the tumor is more or less sensitive to ranpirnase as a single agent, its anti-tumor activity can be greatly augmented by conjugation to different targeting moieties. One of these moieties is the epidermal growth factor, or EGF, which is a ligand for the EGF receptor often hyperexpressed on malignant cells. The genetically engineered ranpirnase conjugates with EGF (rRNP-EGF) exerted significant anti-tumor activity in human squamous cell head and neck and pancreatic carcinomas, and human D54MG glioblastoma. Other constructs target tumor blood vessel formation, which could be potentially used in a broad spectrum of solid tumors. They are in pre-clinical evaluation by our European collaborators.

Novel Amphibian Ribonucleases

In addition to ONCONASE, Alfacell has isolated several other novel proteins from eggs of the leopard frog. All of the proteins characterized to date are RNases. Information on four new proteins was presented at the 6th International Ribonuclease Meeting., in Bath , England. Preclinical testing of the new candidates tested shows them to be similarly active to ranpirnase. Their chemical structure makes them ideal candidates for genetic engineering of designer products. We are currently in negotiations with potential pharmaceutical partners for the development of these new compounds.

Collaborations with Pharmaceutical Companies

We have entered into research and development collaboration with Wyeth Pharmaceuticals to co-develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our proprietary technology. This collaboration may result in a licensing agreement between the companies, however; there is no assurance that such an agreement will be reached.

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

Manufacturing

We have signed an agreement with Scientific Protein Laboratories, a subsidiary of a division of Wyeth, which will perform the intermediary manufacturing process of purifying ranpirnase. Scientific Protein Laboratories sends the intermediate product to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, we do not have specific arrangements for the manufacture of our product. Products manufactured for use in Phase III clinical trials and for commercial sale must be manufactured in compliance with Current Good Manufacturing Practices. Both Scientific Protein Laboratories and the contract filler, to whom the intermediate product is sent, manufacture in accordance with Current Good Manufacturing Practices. For the foreseeable future, we intend to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture our product. We might not be able to find substitute manufacturers, if necessary. We are dependent upon our contract manufacturers to comply with Current Good Manufacturing Practices and to meet our production requirements. It is possible that our contract manufacturers may not comply with Current Good Manufacturing Practices or deliver sufficient quantities of our products on schedule.

Marketing

We do not plan to market our products at this time. We have entered into a number of Confidential Disclosure Agreements and have been in discussions with several U.S. and multinational biopharmaceutical companies for the selection of suitable marketing partners for our lead product ONCONASE(R), our proprietary ribonuclease technology pipeline, as well as several patented product candidates.

We intend to enter into development and marketing agreements with third parties. We expect that under such arrangements we would grant exclusive marketing rights to our corporate partners in return for assuming further research and development cost, up-front fees, milestone payments and royalties on sales. Under these agreements, our marketing partner may have the responsibility for a significant portion of product development and regulatory approval. In the event that our marketing partner fails to develop a marketable product or fails to market a product successfully, our business may be adversely affected.

Government Regulation

The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable regulatory agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacturing and marketing of pharmaceutical products in the US. Obtaining FDA approval for a new therapeutic may take many years and involve substantial expenditures. State, local and other authorities also regulate pharmaceutical manufacturing facilities.

As the initial step in the FDA regulatory approval process, preclinical studies are conducted in laboratory dishes and animal models to assess the drug's efficacy and to identify potential safety problems. Moreover manufacturing processes and controls for the product are required. The manufacturing information along with the results of these studies is submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program typically involves up to three phases. Data from human trials as well as other regulatory requirements such as chemistry, manufacturing and controls, pharmacology and toxicology sections, are submitted to the FDA in an NDA or Biologics License Application, or BLA. Preparing an NDA or BLA involves considerable data collection, verification and analysis. A similar process in accordance with EMEA regulations is required to gain marketing approval in Europe. Moreover, a commercial entity must be established and approved by the EMEA in a member state of the EU at least three months prior to filing the MAA.

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

Patents and Proprietary Technology

Since our inception, it has been our policy to protect our proprietary technology and know-how by filing for and obtaining patents and trademarks which we consider important to the development of our business. We rely on trade secrets and know-how and continue to develop our intellectual property rights. We have obtained, and continue to file, patents concerning our RNase based technology, drug candidates including but not limited to genes, conjugates and fusion proteins, novel composition of matter, and methods of manufacture and use.

In addition, foreign counterparts of certain applications have been filed or will be filed at the appropriate time. In the United States patents filed prior to June 8, 1995 will expire 17 years after the date of allowance or, in other cases 20 years from the date of application. Generally, it is our strategy to apply for patent protection in the United States, selected European countries and Japan.

We own the following patents in the United States.

      o Patent No. US 6,423,515 B1 issued in July 23, 2002, which covers the methodology for synthesizing gene sequences of ranpirnase and the genetically engineered variant.

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

We own four European patents, which have been validated in certain European countries. These patents cover ONCONASE(R), a variant of ONCONASE(R), process technology for making ONCONASE(R), and combinations of ONCONASE(R) with certain other chemotherapeutics. We also have patent applications pending in the United States, Europe, and Japan. Additionally, we own one Japanese patent and have an undivided interest in two US patents ,each relating to a Subject Invention, as that term is defined in Cooperative Research and Development Agreement, or CRADA to which we and the NIH are parties.

The scope of protection afforded by patents for biotechnological inventions can be uncertain, and such uncertainty may apply to our patents as well. The patent applications we have filed, or that we may file in the future, may not result in patents. Our patents may not give us competitive advantages, may be wholly or partially invalidated or held unenforceable, or may be held uninfringed by products that compete with our products. Patents owned by others may adversely affect our ability to do business. Furthermore, others may independently develop products that are similar to our products or that duplicate our products, and may design around the claims of our patents. Although we believe that our patents and patent applications are of substantial value to us, we cannot assure you that such patents and patent applications will be of commercial benefit to us, will adequately protect us from competing products or will not be challenged, declared invalid, or declared uninfringed. We also rely on proprietary know-how and on trade secrets to develop and maintain our competitive position. Others may independently develop or obtain access to such know-how or trade secrets. Although our employees and consultants having access to proprietary information are required to sign agreements that require them to keep such information confidential, our employees or consultants may breach these agreements or these agreements may be held to be unenforceable.

Competition

Currently, there are no approved systemic treatments for malignant mesothelioma. To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R). There are several companies, universities, research teams which are engage in research similar or potentially similar to those performed by us. Eli Lilly is developing a multi-targeted antifolate ALIMTA(R) (pemetrexed) for patients with malignant mesothelioma. Preliminary Phase III results namely response rate and median survival, were presented at ASCO 2002, however many patients were censored at the time of the analysis. Final results are not yet published. ALIMTA-related deaths have been reported. Monitoring folate levels and requiring folic acid + vitamin B12 supplementation reduced the risk of drug-related deaths.

Some of our competitors have far greater financial resources, larger research staffs and more extensive physical facilities. These competitors may develop products that are more effective than ours and may be more successful than us at producing and marketing their products. We are not aware, however, of any product currently being marketed that has the same mechanism of action as our proposed anti-tumor agent, ONCONASE(R). Search of scientific literature reveals no published information that would indicate that others are currently employing this method or producing such an anti-tumor agent. Others may develop new treatments that are more effective than ONCONASE(R).

Employees

As of November 8, 2002, we have 14 employees, of whom 11 were engaged in research and development activities and three were engaged in administration and management. We have six employees who hold Ph.D. or M.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent. None of our employees are covered by a collective bargaining agreement. Alfacell has retained the services of independent contractors and companies with a proven track record for the significant clinical, regulatory and manufacturing activities required for product development.

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

Item 2.  PROPERTIES.

We lease a total of approximately 17,000 square feet in an industrial office building located in Bloomfield, New Jersey. Our lease expired on December 31, 2001 and are currently negotiating a new lease agreement under similar terms with the landlord. The monthly rental obligation is $11,333. We believe that the facility is sufficient for our needs in the foreseeable future.

Item 3.  LEGAL PROCEEDINGS.

We are presently not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board, or OTCBB, under the symbol "ACEL". At the close of business April 27, 1999, we were delisted from The Nasdaq SmallCap Market, or Nasdaq, for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of November 8, 2002, there were approximately 1,224 stockholders of record of our common stock.

The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2002 and 2001. The prices were obtained from OTCBB and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                                        High          Low

                 Year Ended July 31, 2002:

                      First Quarter                   $ 0.96       $ 0.33

                      Second Quarter                    1.01         0.35

                      Third Quarter                     0.77         0.42

                      Fourth Quarter                    0.47         0.27


                 Year Ended July 31, 2001:

                      First Quarter                     1.56         0.75

                      Second Quarter                    1.38         0.53

                      Third Quarter                     2.19         0.72

                      Fourth Quarter                    1.59         0.81

We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

Recent Sales of Unregistered Securities

In June 2002, we sold an aggregate of 285,714 shares of common stock to private investors at a price of $0.35 per share resulting in gross proceeds of $100,000. In addition, the private investors were granted five-year warrants to purchase an aggregate of 285,714 shares of common stock at per share exercise price of $1.00. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In April, June, July and September 2002, we issued warrants to purchase an aggregate 350,000 shares of common stock in connection with notes payable to unrelated parties in an aggregate amount of $350,000. The notes were due thirty days from the date of issuance bearing interest at 8% per annum. The warrants to purchase have an exercise price of $0.60 per share. The total non-cash interest expense recorded for these warrants was $40,690, based upon the fair value of such warrants on the date of issuance as estimated by the Black-Scholes options-pricing model. The notes were either extended for eighteen months or the lenders can convert the notes at a conversion price of $0.40 per share plus a five-year warrant for each share of Alfacell common stock issued upon conversion at an exercise price of $1.00 per share. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table provides additional information on the Company's equity based compensation plans as of July 31, 2002:


                                                                                          Number of securities
                                                                                          remaining available for
                                 Number of securities to                                  future issuance under
                                 be issued upon exercise     Weighted-average exercise    equity compensation plans
                                 of outstanding options,       price of outstanding       (excluding securities
        Plan Category              warrants and rights     options, warrants and rights   reflected in column a)
        -------------            -----------------------   ----------------------------   ----------------------
                                           (a)                          (b)                         (c)

Equity compensation plans
approved by security holders            2,297,784                     $ 1.79                       2,326,661

Equity compensation plans not
approved by security holders            1,426,556                     $ 1.22                         - 0 -

Item 6.  SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for our company for the five fiscal years ended July 31.


                                                              Year Ended July 31,
                           ---------------------------------------------------------------------------------------
                                  2002              2001              2000             1999              1998
                                  ----              ----              ----             ----              ----
Interest Income            $     4,838       $    13,121       $    51,144      $   168,372       $   311,822
Net Loss (1)               $(2,591,161)      $(2,294,936)      $(1,722,298)     $(3,156,636)      $(6,387,506)
Net Loss Per Basic
and Diluted Share          $      (.12)      $      (.12)      $      (.10)     $      (.18)      $      (.40)
Dividends                         None              None              None             None              None

                                                                  As of July 31,
                           ---------------------------------------------------------------------------------------
                                  2002              2001              2000             1999              1998
                                  ----              ----              ----             ----              ----
Total Assets               $   228,871       $   201,609       $   488,099      $ 1,728,648       $ 5,516,678
Long-term Debt             $   315,929       $    23,663       $    30,251             None       $     6,727
Total Equity
(Deficiency)               $(1,885,437)      $  (740,378)      $  (131,860)     $   757,200       $ 3,691,838


(1)   Included in the net loss of $2,591,161, $2,294,936 and $1,722,298 for fiscal years ended July 31, 2002, 2001 and 2000, respectively, are tax benefits of $353,732, $451,395 and $755,854, respectively related to the sale of certain state tax operating loss carryforwards.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Since our inception, we have devoted the majority of our resources to the research and development of ONCONASE(R) and related drug candidates. After we obtained the results of our preliminary analysis of the Phase III clinical trial for advanced pancreatic cancer, we closed the pancreatic cancer trials and redirected our resources towards the completion of the clinical program for unresectable malignant mesothelioma.

We have had a series of meetings and communications with the FDA and EMEA to establish mutually agreed upon parameters for the NDA and MAA filings for the malignant mesothelioma indication. In the ongoing Phase III trial in this indication, an interim analysis based on the occurrence of 105 deaths is planned. Based upon the results of these analyses, we may be able to file an NDA and an MAA within six months after the completion of the analyses. Marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma may not be granted by the FDA or EMEA. We are also exploring out-licensing and various strategic alternatives for our business, research and development operations with other companies.

In October 2002, we entered into a research collaboration with Wyeth Pharmaceuticals to co-develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our proprietary technology. This collaboration may result in a licensing agreement between us, however, there is no assurance that such agreement will be reached.

We are currently funding the research and development of our products from cash receipts resulting from the private sales of our securities and from certain debt financings. The termination of the Phase III clinical trials for advanced pancreatic cancer had a significant and detrimental impact on the price of our common stock and our ability to raise additional capital for future operations. We may not have, or may not be able to obtain, the financial resources required to pay for all the associated costs of the malignant mesothelioma program to file in the Unites States and/or foreign registration for the marketing approval of ONCONASE(R) for this indication.

Results of Operations

Fiscal Years Ended July 31, 2002, 2001 and 2000

Revenues

We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We did not have any sales in fiscal 2002, 2001 and 2000. Investment income for fiscal 2002 was $5,000 compared to $13,000 for fiscal 2001, a decrease of $8,000. This decrease was due to lower balances of cash and cash equivalents. Investment income for fiscal 2001 was $13,000 compared to $51,000 for fiscal 2000, a decrease of $38,000. This decrease was due to lower balances of cash and cash equivalents.

Research and Development

Research and development expense for fiscal 2002 was $2,033,000 compared to $1,901,000 for fiscal 2001, an increase of $132,000, or 7%. This increase was primarily due to an increase in costs in support of ongoing clinical trials for ONCONASE(R) resulting from the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. This increase was partially offset by a decrease in expenses related to outside consultants, reduction of non-cash expenses relating to stock options issued for consulting services and a decrease in costs relating to patent and trademark application for ONCONASE(R).

Research and development expense for fiscal 2001 was $1,901,000 compared to $1,880,000 for fiscal 2000, an increase of $21,000, or 1%. This increase was primarily due to an increase in costs in support of ongoing clinical trial and increase in costs related to ONCONASE(R) clinical supplies, both primarily due to the expansion of our

Phase III clinical trial for malignant mesothelioma in Europe. These increases were offset by a decrease in expenses related to the NDA filing for ONCONASE(R) with the FDA.

General and Administrative

General and administrative expense for fiscal 2002 was $798,000 compared to $706,000 for fiscal 2001, an increase of $92,000, or 13%. This increase was primarily due to an increase in costs related to public relations activities, increase in legal costs associated with business development activities and increase in insurance expenses offset by a decrease in non-cash expense relating to stock options issued for consulting services.

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

Interest

Interest expense for fiscal 2002 was $119,000 compared to $153,000 in fiscal 2001, a decrease of $34,000. The decrease was primarily due to the interest expense on convertible notes and related warrants issued during the fiscal year ended 2001. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the life of the notes.

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

Income Taxes

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we have $1,535,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of an aggregate of $426,000 tax benefits which was recognized as a tax benefit for our fiscal 2002. In December 2000, we received $451,000 from the sale of an aggregate of $602,000 tax benefits which was recognized as a tax benefit for our fiscal 2001. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,109,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, we may not be able to find a buyer for our tax benefits or that such funds may not be available in a timely manner.

Net Loss

We have incurred net losses during each year since our inception. The net loss for fiscal 2002 was $2,591,000 as compared to $2,295,000 in fiscal 2001 and $1,722,000 in fiscal 2000. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2002 amounted to $61,563,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the fiscal year 2002, we had a net increase in cash and cash equivalents of $41,000. This increase primarily resulted from net cash provided by financing activities in the amount of $1,572,000, primarily from the private placement of common stock and warrants, proceeds from long-term borrowings, loans from related parties and proceeds from the exercise of warrants, offset by net cash used in operating activities of $1,531,000. Total cash resources as of July 31, 2002 were $86,000 compared to $45,000 at July 31, 2001.

Our current liabilities as of July 31, 2002 were $1,798,000 compared to $918,000 at July 31, 2001, an increase of $880,000. The increase was primarily due to an increase in expenses related to the expansion of our Phase III clinical trial for malignant mesothelioma in Europe and increasing business development, investor and public relations activities. As of July 31, 2002 our current liabilities exceeded our current assets and we had a working capital deficit of $1,667,000.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we have $1,535,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 and June 30, 2002. In December 2001, we received $354,000 from the sale of an aggregate of $426,000 tax benefits which was recognized as a tax benefit for our fiscal 2002. In December 2000 and 1999, we received $451,000 and $756,000 from the sale of an aggregate of $602,000 and $1,008,000 tax benefits which was recognized as a tax benefit for our fiscal years 2001 and 2000, respectively. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,109,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, we may not be able to find a buyer for our tax benefits or that such funds may not be available in a timely manner.

Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. From August through November 6, 2002, we received gross proceeds of approximately $277,000 from long-term and short-term borrowings from unrelated parties and from the private placement of common stock and warrants. After taking into account these net proceeds and the anticipated proceeds from the sale of the balance of our tax benefits, we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs through January 2003. Management is continuing its fund raising efforts and anticipates securing required financing in the first calendar quarter of 2003. The report of our independent auditors on our financial statements includes an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with several potential strategic alliance partners including major international biopharmaceutical companies to further the development and marketing of ONCONASE(R) and other related products in our pipeline, as well as our proprietary technology. However, we cannot be certain that any such alliances will materialize.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe based on our current business that there are no critical accounting policies. Our accounting policies are described in Note 1 to the financial statements.

Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2002:

                                                                      Payments Due by Fiscal Year
                                                ---------------------------------------------------------------------
                                                                                                          2005 and
                                                    Total          2003          2004          2005       Thereafter
                                                    -----          ----          ----          ----       ----------
Research and development commitments             $   - 0 -      $  - 0 -     $    - 0 -     $  - 0 -     $   - 0 -
Operating leases                                    58,200        19,800         19.200       19,200         - 0 -
                                                    ------        ------         ------       ------         -----
Total contractual cash obligations               $  58,200      $ 19,800     $   19.200     $ 19,200     $   - 0 -
                                                    ======        ======         ======       ======        ======

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 1993, certain shareholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of KPMG LLP with respect to our financial statements from inception to July 31, 2002 is based on the report of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act on the basis of the use of such report in any registration statement into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our common stock or otherwise.

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                                  Age     Director Since    Position with the Company
----------------------------          ---     --------------    ----------------------------------------------------

                                                                Chairman of the Board, Chief Executive Officer and
Kuslima Shogen                         57          1981         Acting Chief Financial Officer

                                                                Executive Vice President, Medical Director and
Stanislaw M. Mikulski, M.D.            58          1986         Director

                                                                Director and Chairman of the Scientific Advisory
Stephen K. Carter, M.D.(1)             64          1997         Board

                                       20


Donald R. Conklin (1)(2)               66          1997         Director
Martin F. Stadler (1)(2)               60          1997         Director

====================================================================================================================

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

Donald R. Conklin joined the Board of Directors in May 1997. Prior to his retirement in May 1997, Mr. Conklin was a senior executive with Schering-Plough, a major worldwide pharmaceutical firm. During his more than 35 years with Schering-Plough, he held a variety of key management positions within the firm. From 1986 to 1994, he served as President of Schering-Plough Pharmaceuticals and Executive Vice-President of Schering-Plough Corporation. In this position, he was responsible for worldwide pharmaceutical operations, including the launch of INTRON A(R) (interferon alfa-2b). Prior to this, Mr. Conklin had served as President of Schering USA and had held a variety of executive marketing positions in the United States, Europe, and Latin America. Immediately preceding his retirement, he was Chairman of Schering-Plough Health Care Products and an Executive Vice President of Schering-Plough Corporation. Mr. Conklin received his B.A. with highest honors from Williams College and his M.B.A. degree from the Rutgers University School of Business. He currently serves on the Board of Directors of Vertex Pharmaceuticals, Inc. and Ventiv Health, Inc.

Martin F. Stadler joined the Board of Directors in November 1997. At the end of 1996, Mr. Stadler retired from Hoffmann La-Roche, Inc. after 32 years of pharmaceutical, chemical and diagnostic experience. Mr. Stadler served as senior vice president and chief financial officer, and was a member of the Hoffmann La-Roche, Inc. Board of Directors from 1985 through 1996. His responsibilities included finance, information technology, human resources, quality control and technical services. Prior to 1985, Mr. Stadler served as vice-president of strategic planning and business development. Mr. Stadler received his B.S. degree from Rutgers University and his M.B.A. from Fairleigh Dickenson University. In April 1999, he received the Pinnacle Award from FDU, the highest honor the University bestows on its graduates. Mr. Stadler is a member of the Finance Council of the American Management Association.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our stock by our executive officers and directors and owners of 10% or more of our outstanding common stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. During the fiscal year ended July 31, 2002, all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed in a timely manner.

Item 11.  EXECUTIVE COMPENSATION.

Directors' Compensation

Directors receive no cash compensation in consideration for their serving on the Board of Directors.

In November 1993 and January 1994, the Board of Directors and the stockholders, respectively, approved our 1993 Stock Option Plan, or the 1993 Plan, which, among other things, provides for automatic grants of options under a formula to non-employee directors or independent directors on an annual basis.

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

During the fiscal year ended July 31, 2002, the following independent directors listed below were granted options under our 1997 Stock Option Plan, or the 1997 Plan, pursuant to the same formula under the 1993 Plan as set forth above. The exercise prices of the options are equal to the formula set forth above.



      Name                    Number of Options       Exercise Price           Expiration
      -------------------- ------------------------ -------------------- -----------------------
      Stephen K. Carter             15,000                $ 0.66                12/30/07

      Donald R. Conklin             15,000                $ 0.66                12/30/07

      Martin F. Stadler             15,000                $ 0.66                12/30/07


Compensation Committee Interlocks and Insider Participation

During the fiscal year ended July 31, 2002, the members of our Board of Directors who served on the Compensation Committee were Stephen K. Carter, Donald R. Conklin and Martin F. Stadler, all of whom are non-employee directors and have never been an officer of Alfacell.

In April 2001, our board of directors approved the issuance of 50,000 stock options under the 1997 Plan to Martin Stadler, which vested on the date of grant. The exercise price of the stock options was $0.90 per share which was based on the average of the high and low trade prices of our common stock for the ten trading days preceding the date of grant.

In April 2001, we issued convertible notes to Kuslima Shogen, our Chief Executive Officer and a director, two of our directors, Donald Conklin and Martin Stadler, and unrelated parties in the aggregate amount of $366,993. Messrs. Conklin and Stadler are members of our Compensation Committee. The notes were due within ninety days unless the lenders elect to exercise an option to convert their note into common stock at the conversion price of $0.90 per share. The related parties named above have elected to convert their notes into an aggregate 330,000 shares of common stock. In addition, upon conversion, they received three-year warrants to purchase an aggregate 330,000 shares of common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. In October 2001, the Board of Directors approved a change in the exercise price of the 330,000 warrants issued to related parties from $2.50 per share to $1.50 per share and changed the expiration date to July 7, 2006, to conform with the private placements to unrelated parties. The notes issued to unrelated parties with an aggregate balance of $69,993 were renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, they will receive five-year warrants to purchase an aggregate 77,770 shares of common stock at an exercise price of $1.50 per share. In October 2001, the remaining noteholders elected to convert an aggregate $64,993 notes payable into an aggregate 72,214 shares of common stock. In addition, they received five-year warrants to purchase an aggregate 72,214 shares of common stock at an exercise price of $1.50 per share.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 2002, 2001 and 2000 earned by our Chief Executive Officer and Executive Vice President or our executive officers during the last fiscal year.


                                                                                  Long Term
                                      Annual Compensation                        Compensation
                         --------------------------------------------------     ---------------
                                                               Other Annual         Securities         All Other
      Name and                     Salary(5)       Bonus       Compensation         Underlying       Compensation
 Principal Position       Year        ($)           ($)           ($)(1)         Options/SARs(#)         ($)(2)
---------------------     ----     ---------       ----        ------------      ---------------     -------------

Kuslima Shogen            2002      $150,000       - 0 -           - 0 -            115,000            $  4,154
Chief Executive           2001       150,000       - 0 -           - 0 -            115,000               4,154
Officer, Chairman of      2000       150,000       - 0 -           - 0 -            215,000(3)            3,615
the Board of
Directors and Acting
Chief Financial
Officer

Stanislaw M. Mikulski
Executive Vice            2002      $130,000       - 0 -           - 0 -             55,000            $  3,900
President and             2001       130,000       - 0 -           - 0 -             50,000               3,900
Medical Director          2000       130,000       - 0 -           - 0 -            130,000(4)            3,600

(1) Excludes perquisites and other personal benefits which in the aggregate do not exceed 10% of our executive officers' total annual salary and bonus.

(2)   Consists of our contributions to a 401(k) plan.

(3)   Of these options, 100,000 expired in December 2001.

(4)   Of these options, 75,000 expired in December 2001.

(5) Fiscal year 2002 includes $13,000 and $33,900 of unpaid salary for K. Shogen and S. Mikulski, respectively.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options to our executive officers during the fiscal year ended July 31, 2002:


==================================================================================== ===============================
                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                                                                     Price Appreciation for Option
                                 Individual Grants                                              Term(2)
------------------------------------------------------------------------------------
                        Number of
                        Securities       % of Total
                        Underlying    Options Granted    Exercise or
                         Options      to Employees in    Base Price     Expiration
        Name           Granted (#)      Fiscal Year     ($/Share)(1)       Date
--------------------- --------------- ----------------- -------------- ------------- -------- ---------- -----------
                                                                                      0%($)     5%($)      10%($)
--------------------- --------------- ----------------- -------------- ------------- -------- ---------- -----------
Kuslima Shogen           115,000(3)        33.92%           $.49           (4)          --     $ 2,300     $ 5,750

Stanislaw M. Mikulski     50,000(3)        14.75%           $.49           (4)          --     $ 1,000     $ 2,500
======================= ============= ================= ============== ============= ======== ========== ===========

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

(3) These options vested and became exercisable as to 20% of the shares on October 4, 2001 and 20% of the shares each year thereafter.

(4)   These options will expire five years after the vesting date.

Option Exercises and Fiscal Year-End Values

The following table sets forth the information with respect to our executive officers concerning the exercise of options during the fiscal year ended July 31, 2002 and unexercised options held as of July 31, 2002.


=================================================== ================================ ===============================
                                                         Number of Securities             Value of Unexercised
                                                    Underlying Unexercised Options        In-The-Money Options
                                                        at Fiscal Year-End (#)           at Fiscal Year-End($)(2)
--------------------------------------------------- -------------------------------- -------------------------------
                           Shares         Value
                         Acquired on     Realized
        Name            Exercise (#)     ($) (1)    Exercisable     Unexercisable    Exercisable    Unexercisable
---------------------- ----------------- ---------- ------------- ------------------ ------------- -----------------

Kuslima Shogen               None             None       512,685       307,000           $-0-            $-0-

Stanislaw M. Mikulski        None             None       221,281       170,000           $-0-            $-0-
====================== ================= ========== ============= ================== ============= =================

(1) Based upon the fair market value of the purchased shares on the option exercise date less the exercise price paid for the shares.

(2) The fair market value of the common stock at the fiscal year end was based on the average of the high and low trade prices ($0.34) for the common stock obtained from the OTC Bulletin Board on the last trading day of the fiscal year July 31, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

The following table sets forth certain information concerning stock ownership of each person who is the beneficial owner of five percent or more of our outstanding common stock, each of the current directors, each of our executive officers and all directors and executive officers as a group as of September 30, 2002. Except as otherwise noted, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                                            Percentage of Common
Directors, Officers or 5% Stockholders (1)                        Number of Shares (2)     Stock Outstanding (3)
------------------------------------------                        --------------------     ---------------------

Kuslima Shogen                                                            2,073,305 (4)             8.8%

Stanislaw M. Mikulski                                                       624,531 (5)             2.7%

Stephen K. Carter                                                           183,750 (6)               *

Donald R. Conklin                                                           454,250 (7)             2.0%

Martin F. Stadler                                                           466,250 (8)             2.0%

All executive officers and directors as a group (five persons)            3,802,086 (9)            15.5%

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

(3) The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of September 30, 2002 by (ii) the sum of (A) the number of shares of common stock outstanding as of September 30, 2002 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002.

(4) Includes 604,685 shares underlying options which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002 and 110,000 shares underlying warrants which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002.

(5) Includes 263,281 shares underlying options which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002.

(6) Includes 183,750 shares underlying options which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002.

(7) Includes 113,750 shares underlying options which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002 and 110,000 shares underlying warrants which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002.

(8) Includes 131,250 shares underlying options which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002 and 110,000 shares underlying warrants which were exercisable as of September 30, 2002 or which will become exercisable within 60 days after September 30, 2002.

(9) Includes all shares owned beneficially by the directors and the executive officers named in the table.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 23, 1991, the Board of Directors authorized us to pay Kuslima Shogen an amount equal to 15% of any gross royalties which may be paid to us from any license(s) with respect to our principal product, ONCONASE(R), or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which we own or are a co-owner of the patents, or acquire such rights in the future, for a period not to exceed the life of the patents. If we manufacture and market the drugs ourselves, we will pay an amount equal to 5% of gross sales from any products sold during the life of the patents. On April 16, 2001, this agreement was amended and clarified to provide that Ms. Shogen would receive the 15% royalty payment relating to license(s) or the 5% of the net sales from any products sold during the life of the patents but not both, unless we and a licensee both market the licensed product.

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

In April 2001, we issued convertible notes to Kuslima Shogen, our Chief Executive Officer and a director, two of our directors, Donald Conklin and Martin Stadler, and unrelated parties in the aggregate amount of $366,993. Messrs. Conklin and Stadler are members of our Compensation Committee. The notes are due within ninety days unless the lenders elect to exercise an option to convert their note into common stock at the conversion price of $0.90 per share. The related parties named above have elected to convert their notes into an aggregate 330,000 shares of common stock. In addition, upon conversion, they received three-year warrants to purchase an aggregate 330,000 shares of common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. In October 2001, the Board of Directors approved a change in the exercise price of the 330,000 warrants issued to related parties from $2.50 per share to $1.50 per share and changed the expiration date to July 7, 2006, to conform with the private placements to unrelated parties. The notes issued to unrelated parties with an aggregate balance of $69,993 were renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, they will receive five-year warrants to purchase an aggregate 77,770 shares of common stock at an exercise price of $1.50 per share. In October 2001, the remaining noteholders elected to convert an aggregate $64,993 notes payable into an aggregate 72,214 shares of common stock. In addition, they received five-year warrants to purchase an aggregate 72,214 shares of common stock at an exercise price of $1.50 per share.

During the fiscal year ended July 31, 2002, Kuslima Shogen, the Company's CEO has made loans to the Company repayable upon demand bearing interest at 8% per annum. As of July 31, 2002, the Company owes Ms. Shogen $139,800.

Item 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 11, 2002, the evaluation date. Based upon the evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

     4.1      Form of Convertible Debenture                                                               **

    10.1      Form of Stock and Warrant Purchase Agreements used in private placements
              completed in April 1996 and June 1996                                                      ##

    10.2      Lease Agreement - 225 Belleville Avenue, Bloomfield, New Jersey                            ###

    10.3      Form of Stock Purchase Agreement and Certificate used in connection with various
              private placements                                                                         ***

              Form of Stock and Warrant Purchase Agreement and Warrant Agreement
              used in Private 10.4 Placement completed on March 21, 1994                                 ***

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

   10.19      Placement Agent Agreement dated December 15, 1997                                          +++

   10.20      Separation Agreement with Gail Fraser dated August 31, 1999                                ####

   10.21      Form of Subscription Agreement and Warrant Agreement used in Private Placements
              completed in February 2000                                                                 ++++

   10.22      Form of Subscription Agreement and Warrant Agreement used in the August and
              September 2000 Private Placements                                                         +++++

                                                                                                    Exhibit No. or
  Exhibit                                                                                           Incorporation
     No.                                          Item Title                                         by Reference

   10.23      Form of Subscription Agreement and Warrant Agreement used in the April 2001
              Private Placements                                                                          ^

   10.24      Form of Convertible Note entered into in April 2001                                         ^

   10.25      Form of Subscription Agreement and Warrant Agreement used in the July 2001 Private
              Placements                                                                                  ^

   10.26      Form of Subscription Agreement and Warrant Agreement used in the August and
              October 2001 private placement                                                              ^

   10.27      Form of Subscription Agreement and Warrant Agreement used in the September 2001,
              November 2001 and January 2002 private placements                                           ^

   10.28      Warrant issued in the February 2002 private placement                                       ^

   10.29      Form of Subscription Agreement and Warrant Agreement used in the March 2002, April
              2002 and May 2002 private placements.                                                       ^^

    21.1      Subsidiaries of Registrant                                                                  **

    23.1      Consent of KPMG LLP                                                                       #####

    99.1      Factors to Consider in Connection with Forward-Looking Statements                         #####

    99.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section
              906 of the Sarbanes-Oxley Act of 2002                                                     #####

    99.3      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section
              906 of the Sarbanes-Oxley Act of 2002                                                     #####

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


                                        ALFACELL CORPORATION

Dated: November 13, 2002                    By: /s/ KUSLIMA SHOGEN
                                            Kuslima  Shogen,  Chief  Executive  Officer,  Acting
                                            Chief Financial Officer and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 13, 2002                    /s/ KUSLIMA SHOGEN
                                            Kuslima Shogen, Chief Executive Officer, Acting
                                            Chief Financial Officer (Principal Executive Officer,
                                            Principal Accounting Officer) and Chairman of the Board

Dated: November 13, 2002                    /s/ STANISLAW M. MIKULSKI
                                            Stanislaw M. Mikulski, M.D., Executive Vice
                                            President and Director


Dated: November 13, 2002                    /s/ STEPHEN K. CARTER
                                            Stephen K. Carter, M.D., Director


Dated: November 13, 2002                    /s/ DONALD R. CONKLIN
                                            Donald R. Conklin, Director

Dated: November 13, 2002                    /s/ MARTIN F. STADLER
                                            Martin F. Stadler, Director


                                 CERTIFICATIONS

I, Kuslima Shogen, certify that:

1. I have reviewed this annual report on Form 10-K of Alfacell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  November 13, 2002




                                            /s/ Kuslima Shogen
                                            -----------------------------------
                                            Name: Kuslima Shogen
                                            Title:  Chief Executive Officer and
                                                    Chairman of the Board

                                 CERTIFICATIONS

I, Kuslima Shogen, certify that:

1. I have reviewed this annual report on Form 10-K of Alfacell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  November 13, 2002




                                            /s/ Kuslima Shogen
                                            -----------------------------------
                                            Name: Kuslima Shogen
                                            Title:  Acting Chief Financial
                                                    Officer

                                      Index

                                                                                                                Page

         Audited Financial Statements:

         Independent Auditors' Report of KPMG LLP...............................................................F-2

         Independent Auditors' Report of Armus, Harrison & Co...................................................F-3

         Balance Sheets - July 31, 2002 and 2001................................................................F-5

         Statements of Operations - Years ended July 31, 2002, 2001, and 2000 and the Period from August 24, 1981
              (Date of Inception) to July 31, 2002..............................................................F-6

         Statement of Stockholders' Equity (Deficiency)
              Period from August 24, 1981
              (Date of Inception) to July 31, 2002..............................................................F-7

         Statements of Cash Flows - Years ended July 31, 2002, 2001, and 2000 and Period from August 24, 1981
              (Date of Inception) to July 31, 2002.............................................................F-12

         Notes to Financial Statements - Years ended July 31, 2002, 2001 and
              2000 and the Period from August 24, 1981
              (Date of Inception) to July 31, 2002.............................................................F-15

                          Independent Auditors' Report

The Stockholders and Board of Directors
Alfacell Corporation:


We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 2002 and the period from August 24, 1981 (date of inception) to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2002 of the amounts for the period from August 24, 1981 to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2002 and the period from August 24, 1981 to July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



Short Hills, New Jersey
November 4, 2002

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



                                            /s/ Armus, Harrison & Co.
                                            ----------------------------------
                                            Armus, Harrison & Co.


Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2002 and 2001

                                                                              2002                 2001
                                                                          ------------         ------------
ASSETS
Current assets:
    Cash and cash equivalents.......................................      $     85,843         $     44,781
    Other assets....................................................            45,754               42,933
                                                                          ------------         ------------
        Total current assets........................................           131,597               87,714

Property and equipment, net of accumulated depreciation and
    amortization of $1,120,371 in 2002 and $1,081,423 in 2001.......            28,607               67,555

Other assets                                                                    68,667               46,340
                                                                          ------------         ------------

        Total assets................................................      $    228,871         $    201,609
                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt...............................      $      8,179         $      7,057
    Loan payable, related party.....................................           139,794                   --
    Note payable - convertible debt - unrelated party, less debt
    discount of $34,511.............................................                --               35,482
    Accounts payable................................................           796,128              409,972
    Accrued expenses................................................           854,278              465,813
                                                                          ------------         ------------
        Total current liabilities...................................         1,798,379              918,324

Long-term debt, less current portion................................           315,929               23,663
                                                                          ------------         ------------
        Total liabilities...........................................         2,114,308              941,987
                                                                          ------------         ------------

Stockholders' deficiency:
    Preferred stock, $.001 par value.  Authorized and unissued,
       1,000,000 shares at July 31, 2002 and 2001...................                --                   --
    Common stock $.001 par value.  Authorized 40,000,000 shares;
       issued and outstanding 22,760,921 shares and 19,802,245
       shares at July 31, 2002 and 2001, respectively...............            22,761               19,802
    Capital in excess of par value..................................        59,654,479           58,211,335
    Deficit accumulated during development stage....................       (61,562,677)         (58,971,515)
                                                                          ------------         ------------
        Total stockholders' deficiency..............................        (1,885,437)            (740,378)
                                                                          ------------         ------------

        Total liabilities and stockholders' deficiency..............      $  228,871           $   201,609
                                                                          ============         ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                    Years ended July 31, 2002, 2001 and 2000,
                      and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2002


                                         August 24, 1981
                                             (date of
                                            inception)
                                         to July 31, 2002            2002              2001               2000
                                         ----------------         ----------        ----------        ----------

Revenues:
    Sales .............................   $    553,489                    --                --                --
    Investment income .................      1,377,123                 4,838            13,121            51,144
    Other income ......................         60,103                    --                --                --
                                          ------------            ----------        ----------        ----------
                                             1,990,715                 4,838            13,121            51,144
                                          ------------            ----------        ----------        ----------

Cost and expenses:
    Cost of sales .....................        336,495                    --                --                --
    Research and development ..........     39,901,973             2,032,938         1,900,678         1,879,728
    General and administrative ........     21,663,446               798,053           705,745           644,588
    Interest:
       Related parties ................      1,147,547                 4,687           108,900                --
       Others .........................      2,064,912               114,054            44,129             4,980
                                          ------------            ----------        ----------        ----------
                                            65,114,373             2,949,732         2,759,452         2,529,296
                                          ------------            ----------        ----------        ----------

Net loss before state tax benefit .....   $(63,123,658)           (2,944,894)       (2,746,331)       (2,478,152)

State tax benefit .....................      1,560,981               353,732           451,395           755,854
                                          ------------            ----------        ----------        ----------

           Net loss ...................   $(61,562,677)           (2,591,162)       (2,294,936)       (1,722,298)
                                          ============            ==========        ==========        ==========

Loss per basic and diluted common share                           $    (0.12)       $    (0.12)       $    (0.10)
                                                                  ==========        ==========        ==========

Weighted average number of shares
  outstanding .........................                           21,045,000        18,927,000        17,812,000
                                                                  ==========        ==========        ==========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2002

                                                                     Common Stock
                                                                ----------------------
                                                                                                                     Deficit
                                                                                         Capital In     Common     Accumulated
                                                                                         Excess of    Stock to        During
                                                                Number                      par           be       Development
                                                                of Shares     Amount       Value        Issued        Stage
                                                                ----------   --------   -----------   ---------    -----------

Issuance of shares to officers and stockholders for
  equipment, research and development, and expense
  reimbursement                                                    712,500    $  713    $   212,987            --    $        --
Issuance of shares for organizational legal service                 50,000        50          4,950            --             --
Sale of shares for cash, net                                        82,143        82        108,418            --             --
Adjustment for 3 for 2 stock split declared September 8, 1982      422,321       422           (422)           --             --
Net loss                                                                --        --             --      (121,486)            --
                                                                ----------    ------    -----------    ----------    -----------
Balance at July 31, 1982                                         1,266,964     1,267        325,933            --       (121,486)

Issuance of shares for equipment                                    15,000        15         13,985            --             --
Sale of shares to private investors                                 44,196        44         41,206            --             --
Sale of shares in public offering, net                             660,000       660      1,307,786            --             --
Issuance of shares under stock grant program                        20,000        20        109,980            --             --
Exercise of warrants, net                                            1,165         1          3,494            --             --
Net loss                                                                --        --             --            --       (558,694)
                                                                ----------    ------    -----------    ----------    -----------
Balance at July 31, 1983                                         2,007,325     2,007      1,802,384            --       (680,180)

Exercise of warrants, net                                          287,566       287        933,696            --             --
Issuance of shares under stock grant program                        19,750        20        101,199            --             --
Issuance of shares under stock bonus plan for directors
  and consultants                                                  130,250       131        385,786            --             --
Net loss                                                                --        --             --            --     (1,421,083)
                                                                ----------    ------    -----------    ----------    -----------
Balance at July 31, 1984                                         2,444,891     2,445      3,223,065            --     (2,101,263)

Issuance of shares under stock grant program                        48,332        48        478,057            --             --
Issuance of shares under stock bonus plan for directors
  and consultants                                                   99,163        99        879,379            --             --
Shares canceled                                                    (42,500)      (42)      (105,783)           --             --
Exercise of warrants, net                                          334,957       335      1,971,012            --             --
Net loss                                                                --        --             --            --     (2,958,846)
                                                                ----------    ------    -----------    ----------    -----------
Balance at July 31, 1985                                         2,884,843     2,885      6,445,730            --     (5,060,109)

Issuance of shares under stock grant program                        11,250        12        107,020            --             --
Issuance of shares under stock bonus plan for directors
  and consultants                                                   15,394        15        215,385            --             --
Exercise of warrants, net                                           21,565        21         80,977            --             --
Net loss                                                                --        --             --            --     (2,138,605)
                                                                ----------    ------    -----------    ----------    -----------
Balance at July 31, 1986 (carried forward)                       2,933,052     2,933      6,849,112            --     (7,198,714)




                                                                                  Deferred            Total
                                                                                compensation,     Stockholders'
                                                                 Subscription    restricted          Equity
                                                                  Receivable        stock         (Deficiency)
                                                                 -----------    -------------    --------------
Issuance of shares to officers and stockholders for
  equipment, research and development, and expense
  reimbursement                                                    $       --   $        --    $   213,700
Issuance of shares for organizational legal service                        --            --          5,000
Sale of shares for cash, net                                               --            --        108,500
Adjustment for 3 for 2 stock split declared September 8, 1982              --            --             --
Net loss                                                                   --            --       (121,486)
                                                                   ----------   -----------    -----------
Balance at July 31, 1982                                                   --            --        205,714

Issuance of shares for equipment                                           --            --         14,000
Sale of shares to private investors                                        --            --         41,250
Sale of shares in public offering, net                                     --            --      1,308,446
Issuance of shares under stock grant program                               --            --        110,000
Exercise of warrants, net                                                  --            --          3,495
Net loss                                                                                 --       (558,694)
                                                                   ----------   -----------    -----------
Balance at July 31, 1983                                                   --            --      1,124,211

Exercise of warrants, net                                                  --            --        933,983
Issuance of shares under stock grant program                               --            --        101,219
Issuance of shares under stock bonus plan for directors
  and consultants                                                          --            --        385,917
Net loss                                                                   --            --     (1,421,083)
                                                                   ----------   -----------    -----------
Balance at July 31, 1984                                                   --            --      1,124,247

Issuance of shares under stock grant program                               --            --        478,105
Issuance of shares under stock bonus plan for directors
  and consultants                                                          --            --        879,478
Shares canceled                                                            --            --       (105,825)
Exercise of warrants, net                                                                --      1,971,347
Net loss                                                                   --            --     (2,958,846)
                                                                   ----------   -----------    -----------
Balance at July 31, 1985                                                   --            --      1,388,506

Issuance of shares under stock grant program                               --            --        107,032
Issuance of shares under stock bonus plan for directors
  and consultants                                                          --            --        215,400
Exercise of warrants, net                                                  --            --         80,998
Net loss                                                                                 --     (2,138,605)
                                                                   ----------   -----------    -----------
Balance at July 31, 1986 (carried forward)                                 --            --       (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued


                                                             Common Stock
                                                          -------------------
                                                                                                              Deficit
                                                                                 Capital In      Common     Accumulated
                                                                                 Excess of      Stock to       During
                                                          Number                    par            be       Development
                                                          of Shares   Amount       Value         Issued        Stage
                                                          ---------- --------   -----------     ---------    -----------

Balance at July 31, 1986 (brought forward)                2,933,052   $2,933   $ 6,849,112            --    $ (7,198,714)

Exercise of warrants at $10.00 per share                     14,745       15       147,435            --              --
Issuance of shares under stock bonus plan for directors
and consultants                                               5,000        5        74,995            --              --
Issuance of shares for services                             250,000      250       499,750            --              --
Sale of shares to private investors, net                      5,000        5        24,995            --              --
Net loss                                                         --       --            --            --      (2,604,619)
                                                          ---------   ------   -----------    ----------    ------------
Balance at July 31, 1987                                  3,207,797    3,208     7,596,287            --      (9,803,333)

Issuance of shares for legal and consulting services        206,429      207       724,280            --              --
Issuance of shares under employment incentive program       700,000      700     2,449,300            --              --
Issuance of shares under stock grant program                 19,000       19        66,481            --              --
Exercise of options at $3.00 per share                      170,000      170       509,830            --              --
Issuance of shares for litigation settlement                 12,500       12        31,125            --              --
Exercise of warrants at $7.06 per share                      63,925       64       451,341            --              --
Sale of shares to private investors                          61,073       61       178,072            --              --
Amortization of deferred compensation, restricted stock          --       --            --            --              --
Net loss                                                         --       --            --    (3,272,773)             --
                                                          ---------   ------   -----------    ----------    ------------
Balance at July 31, 1988                                  4,440,724    4,441    12,006,716            --     (13,076,106)
Sale of shares for litigation settlement                    135,000      135     1,074,703            --              --
Conversion  of debentures at $3.00 per share                133,333      133       399,867            --              --
Sale of shares to private investors                         105,840      106       419,894            --              --
Exercise of options at $3.50 per share                        1,000        1         3,499            --              --
Issuance of shares under employment agreement               750,000      750     3,749,250            --              --
Issuance of shares under the 1989 Stock Plan                 30,000       30       149,970            --              --
Amortization of deferred compensation, restricted stock          --       --            --            --              --
Net loss                                                         --       --            --            --      (2,952,869)
                                                          ---------   ------   -----------    ----------    ------------
Balance at July 31, 1989                                  5,595,897    5,596    17,803,899            --     (16,028,975)

Issuance of shares for legal and consulting services         52,463       52       258,725            --              --
Issuance of shares under the 1989 Stock Plan                 56,000       56       335,944            --              --
Sale of shares for litigation settlement                     50,000       50       351,067            --              --
Exercise of options at $3.00 - $3.50 per share              105,989      106       345,856            --              --
Sale of shares to private investors                          89,480       90       354,990            --              --
Issuance of shares under employment agreement               750,000      750     3,749,250            --              --
Conversion of debentures at $5.00 per share                 100,000      100       499,900            --              --
Amortization of deferred compensation, restricted stock          --       --            --            --              --
Net loss                                                         --       --            --            --      (4,860,116)
                                                          ---------   ------   -----------    ----------    ------------
Balance at July 31, 1990 (carried forward)                6,799,829    6,800    23,699,631            --     (20,889,091)



                                                                             Deferred           Total
                                                                           compensation,    Stockholders'
                                                          Subscription      restricted          Equity
                                                           Receivable          stock        (Deficiency)
                                                           -----------    -------------    -------------

Balance at July 31, 1986 (brought forward)                       --                 --      $  (346,669)

Exercise of warrants at $10.00 per share                         --                 --          147,450
Issuance of shares under stock bonus plan for directors
and consultants                                                  --                 --           75,000
Issuance of shares for services                                  --                 --          500,000
Sale of shares to private investors, net                         --                 --           25,000
Net loss                                                         --                 --       (2,604,619)
                                                             ------         ----------      -----------
Balance at July 31, 1987                                         --                 --       (2,203,838)

Issuance of shares for legal and consulting services             --                 --          724,487
Issuance of shares under employment incentive program            --         (2,450,000)              --
Issuance of shares under stock grant program                     --                 --           66,500
Exercise of options at $3.00 per share                           --                 --          510,000
Issuance of shares for litigation settlement                     --                 --           31,137
Exercise of warrants at $7.06 per share                          --                 --          451,405
Sale of shares to private investors                              --                 --          178,133
Amortization of deferred compensation, restricted stock          --            449,167          449,167
Net loss                                                                            --       (3,272,773)
                                                                 --         ----------      -----------
Balance at July 31, 1988                                         --         (2,000,833)      (3,065,782)
Sale of shares for litigation settlement                         --                 --        1,074,838
Conversion  of debentures at $3.00 per share                     --                 --          400,000
Sale of shares to private investors                              --                 --          420,000
Exercise of options at $3.50 per share                           --                 --            3,500
Issuance of shares under employment agreement                    --         (3,750,000)              --
Issuance of shares under the 1989 Stock Plan                     --           (150,000)              --
Amortization of deferred compensation, restricted stock          --          1,050,756        1,050,756
Net loss                                                         --                 --       (2,952,869)
                                                                 --         ----------      -----------
Balance at July 31, 1989                                         --         (4,850,077)      (3,069,557)

Issuance of shares for legal and consulting services             --                 --          258,777
Issuance of shares under the 1989 Stock Plan                     --           (336,000)              --
Sale of shares for litigation settlement                         --                 --          351,117
Exercise of options at $3.00 - $3.50 per share                   --                 --          345,962
Sale of shares to private investors                              --                 --          355,080
Issuance of shares under employment agreement                    --         (3,750,000)              --
Conversion of debentures at $5.00 per share                      --                 --          500,000
Amortization of deferred compensation, restricted stock          --          3,015,561        3,015,561
Net loss                                                         --                 --       (4,860,116)
                                                                 --         ----------      -----------
Balance at July 31, 1990 (carried forward)                       --         (5,920,516)      (3,103,176)


                              ALFACELL CORPORATION
                          (A Development Stage Company)


           Statement of Stockholders' Equity (Deficiency), Continued

                                                                 Common Stock
                                                            ----------------------
                                                                                                                     Deficit
                                                                                      Capital In       Common      Accumulated
                                                                                      Excess of      Stock to        During
                                                            Number                       par             be        Development
                                                            of Shares     Amount        Value          Issued         Stage
                                                            ----------   --------    -----------     ---------    ------------

Balance at July 31, 1990 (brought forward)                   6,799,829   $6,800     $ 23,699,631            --    $(20,889,091)
Exercise of options at $6.50 per share                          16,720       16          108,664            --              --
Issuance of shares for legal consulting services                87,000       87          358,627            --              --
Issuance of shares under the 1989 Stock Plan                   119,000      119          475,881            --              --
Amortization of deferred compensation, restricted stock             --       --               --            --              --
Net loss                                                            --       --               --            --      (5,202,302)
                                                             ---------   ------     ------------    ----------    ------------
Balance at July 31, 1991                                     7,022,549    7,022       24,642,803            --     (26,091,393)

Exercise of options at $3.50 per share                           1,000        1            3,499            --              --
Sale of shares to private investors                             70,731       71          219,829            --              --
Conversion of debentures at $5.00 per share                     94,000       94          469,906            --              --
Issuance of shares for services                                 45,734       46          156,944            --              --
Issuance of shares under the 1989 Stock Plan                   104,000      104          285,896            --              --
Amortization of deferred compensation, restricted stock             --       --               --            --              --
Net loss                                                            --       --               --            --      (4,772,826)
                                                             ---------   ------     ------------    ----------    ------------
Balance at July 31, 1992                                     7,338,014    7,338       25,778,877            --     (30,864,219)

Sale of share to private investors                             352,667      353          735,147            --              --
Issuance of shares for legal services                           49,600       50          132,180            --              --
Issuance of shares for services                                  5,000        5            9,995            --              --
Issuance of shares under the 1989 Stock Plan                   117,000      117          233,883            --              --
Amortization of deferred compensation, restricted stock             --       --               --            --              --
Net loss                                                            --       --               --            --      (2,357,350)
                                                             ---------   ------     ------------    ----------    ------------
Balance at July 31, 1993                                     7,862,281    7,863       26,890,082            --     (33,221,569)

Conversion of debentures at $2.75 per share to $6.00 per
  share                                                        425,400      425        1,701,575            --              --
Sale of shares to private investors, net                       743,000      743        1,710,048            --              --
Conversion of short-term borrowings                             72,800       73          181,927            --              --
Issuance of shares for services                                 16,200       16           43,334            --              --
Issuance of shares under the 1989 Stock Plan, for services       5,000        5           14,995            --              --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                            --       --        3,194,969            --              --
Repurchase of stock options from related party                      --       --         (198,417)           --              --
Issuance of options upon conversion of accrued interest             --       --          142,441            --              --
Common stock to be issued                                           --       --               --        50,000              --
Amortization of deferred compensation, restricted stock             --       --               --            --              --
Net loss                                                            --       --               --    (2,234,428)             --
                                                             ---------   ------     ------------    ----------    ------------
Balance at July 31, 1994 (carried forward)                   9,124,681    9,125       33,680,954        50,000     (35,455,997)






                                                                                Deferred           Total
                                                                              compensation,    Stockholders'
                                                               Subscription    restricted          Equity
                                                                Receivable        stock        (Deficiency)
                                                               -----------    -------------    -------------

Balance at July 31, 1990 (brought forward)                         $  --       $(5,920,516)     $(3,103,176)
Exercise of options at $6.50 per share                                --                --          108,680
Issuance of shares for legal consulting services                                        --          358,714
Issuance of shares under the 1989 Stock Plan                          --          (476,000)              --
Amortization of deferred compensation, restricted stock               --         2,891,561        2,891,561
Net loss                                                              --                --       (5,202,302)
                                                                   -----       -----------      -----------
Balance at July 31, 1991                                              --        (3,504,955)      (4,946,523)

Exercise of options at $3.50 per share                                --                --            3,500
Sale of shares to private investors                                   --                --          219,900
Conversion of debentures at $5.00 per share                           --                --          470,000
Issuance of shares for services                                       --                --          156,990
Issuance of shares under the 1989 Stock Plan                          --          (286,000)              --
Amortization of deferred compensation, restricted stock               --         3,046,726        3,046,726
Net loss                                                              --                --       (4,772,826)
                                                                   -----       -----------      -----------
Balance at July 31, 1992                                              --          (744,229)      (5,822,233)

Sale of share to private investors                                    --                --          735,500
Issuance of shares for legal services                                 --                --          132,230
Issuance of shares for services                                       --           (10,000)              --
Issuance of shares under the 1989 Stock Plan                          --          (234,000)              --
Amortization of deferred compensation, restricted stock               --           664,729          664,729
Net loss                                                              --                --       (2,357,350)
                                                                   -----       -----------      -----------
Balance at July 31, 1993                                              --          (323,500)      (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per
  share                                                               --                --        1,702,000
Sale of shares to private investors, net                              --                --        1,710,791
Conversion of short-term borrowings                                   --                --          182,000
Issuance of shares for services                                       --                --           43,350
Issuance of shares under the 1989 Stock Plan, for services            --                --           15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                              --                --        3,194,969
Repurchase of stock options from related party                        --                --         (198,417)
Issuance of options upon conversion of accrued interest               --                --          142,441
Common stock to be issued                                             --                --           50,000
Amortization of deferred compensation, restricted stock               --           265,000          265,000
Net loss                                                              --                --       (2,234,428)
                                                                   -----       -----------      -----------
Balance at July 31, 1994 (carried forward)                            --           (58,500)      (1,774,418)


                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued

                                                               Common Stock
                                                         -----------------------
                                                                                                                Deficit
                                                                                  Capital In     Common       Accumulated
                                                                                  Excess of     Stock to         During
                                                         Number of                   par           be         Development
                                                           Shares       Amount      Value        Issued          Stage
                                                         -----------   --------  -----------    ---------     ------------

Balance at July 31, 1994 (brought forward)                 9,124,681   $ 9,125   $33,680,954   $    50,000    $(35,455,997)

Sale of shares to private investors, net                     961,000       961     2,023,241       (50,000)             --
Conversion of short-term borrowings                           17,600        17        43,983            --              --
Issuance of shares for services                               30,906        31        77,234            --              --
Exercise of options at $2.27 - $2.50 per share               185,000       185       437,015            --              --
Common stock to be issued                                         --        --            --       339,008              --
Common stock to be issued, for services                           --        --            --         4,800              --
Amortization of deferred compensation, restricted stock           --        --            --            --              --
Net loss                                                          --        --            --            --      (1,993,123)
                                                          ----------   -------   -----------   -----------    ------------
Balance at July 31, 1995                                  10,319,187    10,319    36,262,427       343,808     (37,449,120)

Sale of shares to private investors, net                   2,953,327     2,953     8,969,655      (339,008)             --
Issuance of shares for services                               19,995        20        70,858        (4,800)             --
Exercise of options at $2.50 - $3.87 per share               566,700       567     1,657,633            --              --
Sale of warrants                                                  --        --        12,084            --              --
Issuance of options/warrants for services                         --        --        50,872            --              --
Common stock to be issued                                         --        --            --       258,335              --
Subscription receivable                                           --        --            --            --              --
Net loss                                                          --        --            --            --      (2,942,152)
                                                          ----------   -------   -----------   -----------    ------------
Balance at July 31, 1996                                  13,859,209    13,859    47,023,529       258,335     (40,391,272)

Sale of shares to private investors, net                     112,000       112       503,888            --              --
Issuance of options for services                                  --        --        76,504            --              --
Exercise of options at $2.45 - $4.00 per share, net          729,134       729     2,620,359      (258,335)             --
Exercise of warrants at $5.00 per share, net                 147,450       148       737,102            --              --
Net loss                                                          --        --            --            --      (5,018,867)
                                                          ----------   -------   -----------   -----------    ------------
Balance at July 31, 1997                                  14,847,793    14,848    50,961,382            --     (45,410,139)
Sale of shares to private investors, net                   2,337,150     2,337     4,199,877            --              --
Issuance of options for services                                  --        --       199,954            --              --
Exercise of warrants at $2.20 - $2.50 per share                4,950         5        11,080            --              --
Issuance of shares for services, net                          50,000        50        99,950            --              --
Net loss                                                          --        --            --            --      (6,387,506)
                                                          ----------   -------   -----------   -----------    ------------
Balance at July 31, 1998                                  17,239,893    17,240    55,472,243            --     (51,797,645)

Issuance of options for services                                  --        --       205,593            --              --
Issuance of shares for services, net                          46,701        46        16,359            --              --

Net loss                                                          --        --            --            --      (3,156,636)
                                                          ----------   -------   -----------   -----------    ------------
Balance at July 31, 1999 (carried forward)                17,286,594   $17,286   $55,694,195   $        --    $(54,954,281)






                                                                           Deferred           Total
                                                                          compensation,    Stockholders'
                                                          Subscription     restricted          Equity
                                                           Receivable        stock        (Deficiency)
                                                           -----------    -------------    -------------

Balance at July 31, 1994 (brought forward)                 $      --      $   (58,500)     $(1,774,418)

Sale of shares to private investors, net                          --               --        1,974,202
Conversion of short-term borrowings                               --               --           44,000
Issuance of shares for services                                   --               --           77,265
Exercise of options at $2.27 - $2.50 per share                    --               --          437,200
Common stock to be issued                                         --               --          339,008
Common stock to be issued, for services                           --               --            4,800
Amortization of deferred compensation, restricted stock           --           58,500           58,500
Net loss                                                          --               --       (1,993,123)
                                                           ---------      -----------      -----------
Balance at July 31, 1995                                          --               --         (832,566)

Sale of shares to private investors, net                          --               --        8,633,600
Issuance of shares for services                                   --               --           66,078
Exercise of options at $2.50 - $3.87 per share                    --               --        1,658,200
Sale of warrants                                                  --               --           12,084
Issuance of options/warrants for services                         --               --           50,872
Common stock to be issued                                         --               --          258,335
Subscription receivable                                     (254,185)              --         (254,185)
Net loss                                                          --               --       (2,942,152)
                                                           ---------      -----------      -----------
Balance at July 31, 1996                                    (254,185)              --        6,650,266

Sale of shares to private investors, net                          --               --          504,000
Issuance of options for services                                  --               --           76,504
Exercise of options at $2.45 - $4.00 per share, net          254,185               --        2,616,938
Exercise of warrants at $5.00 per share, net                      --               --          737,250
Net loss                                                          --               --       (5,018,867)
                                                           ---------      -----------      -----------
Balance at July 31, 1997                                          --               --        5,566,091
Sale of shares to private investors, net                          --               --        4,202,214
Issuance of options for services                                  --               --          199,954
Exercise of warrants at $2.20 - $2.50 per share                   --               --           11,085
Issuance of shares for services, net                              --               --          100,000
Net loss                                                          --               --       (6,387,506)
                                                           ---------      -----------      -----------
Balance at July 31, 1998                                          --               --        3,691,838

Issuance of options for services                                  --               --          205,593
Issuance of shares for services, net                              --               --           16,405

Net loss                                                          --               --       (3,156,636)
                                                           ---------      -----------      -----------
Balance at July 31, 1999 (carried forward)                 $      --      $        --      $   757,200


                              ALFACELL CORPORATION
                          (A Development Stage Company)


            Statement of Stockholders' Equity (Deficiency), Continued

                                                             Common Stock
                                                       -----------------------
                                                                                                              Deficit
                                                                                 Capital In     Common      Accumulated
                                                                                 Excess of     Stock to        During
                                                       Number of                    par           be        Development
                                                         Shares       Amount       Value        Issued         Stage
                                                       -----------   --------   -----------    ---------    ------------

Balance at July 31, 1999 (brought forward)              17,286,594   $17,286    $55,694,195    $------      $(54,954,281)

Sale of shares to private investors, net                   875,000       875        547,417         --                --
Exercise of options at $0.43 - $1.43 per share              95,000        95         45,755         --                --
Issuance of shares for services, net                       174,965       175         92,009         --                --
Vesting of options previously issued for services               --        --        146,912         --                --
Net loss                                                        --        --             --         --        (1,722,298)
                                                        ----------   -------    -----------    -------      ------------
Balance at July 31, 2000                                18,431,559    18,431     56,526,288         --       (56,676,579)
Sale of shares to private investors, net                   863,331       863        955,561         --                --
Exercise of options at $0.29 - $0.85 per share             165,555       166         83,565         --                --
Issuance of shares for services, net                        11,800        12         10,018         --                --
Exercise of convertible debentures at $0.90 per share      330,000       330        296,670         --                --
Issuance of warrants with convertible debt                      --        --        178,807         --                --
Issuance of options for services                                --        --        160,426         --                --
Net loss                                                        --        --             --         --        (2,294,936)
                                                        ----------   -------    -----------    -------      ------------
Balance at July 31, 2001                                19,802,245    19,802     58,211,335         --       (58,971,515)
Sale of shares to private investors, net                 2,622,122     2,623      1,047,925         --                --
Exercise of stock options and warrants                     186,000       186         92,814         --                --
Issuance of shares for services, net                        78,340        78         64,048         --                --
Exercise of convertible debentures at $0.90 per share       72,214        72         64,921         --                --
Vesting of options previously issued for services               --        --        173,436         --                --
Net loss                                                        --        --             --         --        (2,591,162)
                                                        ----------   -------    -----------    -------      ------------
Balance at July 31, 2002                                22,760,921   $22,761    $59,654,479    $    --      $(61,562,677)
                                                        ==========   =======    ===========    =======      ============





                                                                          Deferred           Total
                                                                         compensation,    Stockholders'
                                                         Subscription     restricted          Equity
                                                          Receivable        stock        (Deficiency)
                                                          -----------    -------------    -------------

Balance at July 31, 1999 (brought forward)                  $    --      $         --      $   757,200

Sale of shares to private investors, net                         --                --          548,292
Exercise of options at $0.43 - $1.43 per share                   --                --           45,850
Issuance of shares for services, net                             --                --           92,184
Vesting of options previously issued for services                --                --          146,912
Net loss                                                         --                --       (1,722,298)
                                                            -------      ------------      -----------
Balance at July 31, 2000                                         --                --         (131,860)
Sale of shares to private investors, net                         --                --          956,424
Exercise of options at $0.29 - $0.85 per share                   --                --           83,731
Issuance of shares for services, net                             --                --           10,030
Exercise of convertible debentures at $0.90 per share            --                --          297,000
Issuance of warrants with convertible debt                       --                --          178,807
Issuance of options for services                                 --                --          160,426
Net loss                                                         --                --       (2,294,936)
                                                            -------      ------------      -----------
Balance at July 31, 2001                                         --                --         (740,378)
Sale of shares to private investors, net                         --                --        1,050,548
Exercise of stock options and warrants                           --                --           93,000
Issuance of shares for services, net                             --                --           64,126
Exercise of convertible debentures at $0.90 per share            --                --           64,993
Vesting of options previously issued for services                --                --          173,436
Net loss                                                         --                --       (2,591,162)
                                                            -------      ------------      -----------
Balance at July 31, 2002                                                 $(61,562,677      $(1,885,437)
                                                            =======      ============      ===========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                            Statements of Cash Flows

                    Years ended July 31, 2002, 2001 and 2000,
                      and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2002

                                                                    August 24, 1981
                                                                        (date of
                                                                        inception)
                                                                           to
                                                                          July
                                                                           31,
                                                                          2002               2002             2001          2000
                                                                    ---------------      -------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                           $(61,562,677)       $(2,591,162)   $(2,294,936)   $(1,722,298)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Gain on sale of marketable securities                                (25,963)                --             --             --
      Depreciation and amortization                                      1,531,406             38,948         74,615         93,748
      Loss on disposal of property and equipment                            18,926                 --             --             --
      Noncash operating expenses                                         6,032,053            207,947        304,722        146,912
      Amortization of deferred compensation                             11,442,000                 --             --             --
      Amortization of organization costs                                     4,590                 --             --             --
      Changes in assets and liabilities:
       (Increase) decrease in other current assets                        (105,621)            (2,821)       (14,316)        58,224
       (Increase) decrease in other assets                                  27,384            (22,327)        13,527             --
       Increase in loans and interest payable, related party               744,539                 --             --             --
       Increase (decrease) in accounts payable                           1,156,364            450,282        249,214         76,901
       Increase in accrued payroll and expenses, related parties         2,348,145                 --             --             --
       Increase (decrease) in accrued expenses                           1,383,291            388,465         53,967       (366,804)
                                                                      ------------        -----------    -----------    -----------
           Net cash used in operating activities                       (37,005,563)        (1,530,668)    (1,613,207)    (1,713,317)
                                                                      ------------        -----------    -----------    -----------

Cash flows from investing activities:
      Purchase of marketable securities                                   (290,420)                --             --             --
      Proceeds from sale of marketable equity securities                   316,383                 --             --             --
      Purchase of property and equipment                                (1,406,836)                --             --        (37,575)
      Patent costs                                                         (97,841)                --             --             --
                                                                      ------------        -----------    -----------    -----------
           Net cash used in investing activities                        (1,478,714)                --             --        (37,575)
                                                                      ------------        -----------    -----------    -----------


                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued


                                                                      August 24, 1981
                                                                          (date of
                                                                          inception)
                                                                              to
                                                                             July
                                                                              31,
                                                                             2002            2002          2001            2000
                                                                      -----------------  -----------    -----------    ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                    $    849,500    $        --    $        --    $        --
  Payment of short-term borrowings                                           (628,500)        (5,000)            --             --
  Increase in loans payable, related party, net                             2,768,662        139,794             --             --
  Proceeds from bank debt and other long-term debt, net of
    deferred debt costs                                                     2,752,460        300,000             --         41,577
  Reduction of bank debt and long-term debt                                (2,942,460)        (6,612)        (6,605)       (10,515)
  Proceeds from issuance of common stock, net                              29,360,711      1,050,548        956,424        548,292
  Proceeds from exercise of stock options and warrants, net                 5,683,254         93,000         83,731         45,850
  Proceeds from issuance of convertible debentures, related party             297,000             --        297,000             --
  Proceeds from issuance of convertible debentures, unrelated party           416,993             --         69,993             --
                                                                         ------------    -----------    -----------    -----------
      Net cash provided by financing activities                            38,557,620      1,571,730      1,400,543        625,204
                                                                         ------------    -----------    -----------    -----------
      Net increase (decrease) in cash and cash equivalents                     85,843         41,062       (212,664)    (1,125,688)
Cash and cash equivalents at beginning of period                                   --         44,781        257,445      1,383,133
                                                                         ------------    -----------    -----------    -----------
Cash and cash equivalents at end of period                               $     85,843    $    85,843    $    44,781    $   257,445
                                                                         ============    ===========    ===========    ===========

Supplemental disclosure of cash flow information - interest paid         $  1,682,641         20,195    $     8,733    $     4,980
                                                                         ============    ===========    ===========    ===========

Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
    to officer                                                           $  2,725,000    $        --    $        --    $        --
                                                                         ============    ===========    ===========    ===========
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, related party                               $  3,242,000    $        --    $   297,000    $        --
                                                                         ============    ===========    ===========    ===========

  Conversion of short-term borrowings to common stock                    $    226,000    $        --    $        --    $        --
                                                                         ============    ===========    ===========    ===========
  Conversion of accrued interest, payroll and expenses by
    related parties to stock options                                     $  3,194,969    $        --    $        --    $        --
                                                                         ============    ===========    ===========    ===========
  Repurchase of stock options from related party                             (198,417)   $        --    $        --    $        --
                                                                         ============    ===========    ===========    ===========

  Conversion of accrued interest to stock options                        $    142,441    $        --    $        --    $        --
                                                                         ============    ===========    ===========    ===========


  Conversions of accounts payable to common stock                        $    360,326    $   64,126     $    10,030   $     92,184
                                                                         ============    ==========     ===========   ============

  Conversion of notes payable, bank and accrued interest
    to long-term debt                                                    $  1,699,072    $       --     $        --   $         --
                                                                         ============    ==========     ===========   ============

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                      August 24, 1981
                                                                          (date of
                                                                          inception)
                                                                              to
                                                                             July
                                                                              31,
                                                                             2002            2002          2001            2000
                                                                      -----------------  -----------    -----------    ------------
Conversion of loans and Interest Payable, related party and
  accrued payroll and expenses, related parties to long-term
  accrued payroll and other, related party                               $  1,863,514    $       --     $        --   $         --
                                                                         ============    ==========     ===========   ============

  Issuance of common stock upon the conversion of convertible
    subordinated debentures,other                                        $    191,993    $   64,993     $        --   $         --
                                                                         ============    ==========     ===========   ============

  Issuance of common stock for services rendered                         $      2,460    $       --     $        --   $      2,460
                                                                         ============    ==========     ===========   ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


                          Notes to Financial Statements

                    Years ended July 31, 2002, 2001 and 2000
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2002

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

      Comprehensive Income (Loss)

      The net loss of $2,591,000, $2,295,000 and $1,722,000, recorded for the years ended July 31, 2002, 2001 and 2000, respectively, is equal to the comprehensive loss for those periods in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

      Earnings (Loss) Per Common Share

      "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. The Company's Basic and Diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants would be all anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 9,040,881, 6,445,748 and 6,156,195 at July 31, 2002,
      2001 and 2000, respectively.

      Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, has not had a material impact on the Company's financial position, operating results or cash flows.

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

(2)   Liquidity

      The Company has reported net losses of $2,591,000, $2,295,000, and $1,722,000 for the fiscal years ended July 31, 2002, 2001 and 2000, respectively. The loss from date of inception, August 24, 1981, to July 31, 2002 amounts to $61,563,000. Also, the Company has a working capital deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(2)   Liquidity, (Continued)

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing its proprietary RNASE technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company raised capital through the sale of a portion of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund operations from cash on hand and through the sources of capital previously described. From August through November 6, 2002, the Company received gross proceeds of approximately $277,000 from long-term and short-term borrowings from unrelated parties and from the private placement of common stock and warrants. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussion with several potential strategic alliance partners including major international biopharmaceutical companies to further the development and marketing of ONCONASE(R) and other related products in its pipeline as well as its proprietary technology. However, there can be no assurance that any such alliances will materialize. The Company intends to seek foreign marketing approvals for ONCONASE(R) for the treatment of malignant mesothelioma. Therefore, the Company expanded its ongoing clinical trial internationally. The Company's ability to raise funding at this time may be dependent upon other factors including, without limitation, market conditions, and such funds may not be available or be available on acceptable terms.

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

(3)   Property and Equipment

      Property and equipment, at cost, consists of the following at July 31:

                                                        2002          2001
                                                        ----          ----

                Laboratory equipment                 $  755,040   $  755,040
                Office equipment                        296,105      296,105
                Leasehold improvements                   97,833       97,833
                                                     ----------   ----------
                   Total                              1,148,978    1,148,978
                   Less accumulated depreciation
                     and amortization                 1,120,371    1,081,423
                                                     ----------   ----------
                   Property and equipment, net       $   28,607   $   67,555
                                                     ==========   ==========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(4)   Long-term Debt

      Long-term debt consists of the following at July 31:

                                                                                     2002           2001
                                                                                     ----           ----
      Note payable, unsecured, unrelated party at 8%
      interest and due as follows:  $100,000 due
      December 4, 2003, $100,000 due February 17,
      2004 and $100,000 due March 29, 2004                                         $300,000       $    --
      Note payable, in monthly installments of $1,459, including principal and interest commencing April 2000 and each
      month thereafter until March 2005, secured by equipment                        24,108       $30,720
                                                                                   --------       -------
                                                                                     324,108        30,720
      Less current portion                                                             8,179         7,057
                                                                                    --------       -------
                                                                                    $315,929       $23,663
                                                                                    ========       =======

(5)   Loan Payable, Related Party

      During the fiscal year ended July 31, 2002, Kuslima Shogen, the Company's CEO has made loans to the Company repayable upon demand bearing interest at 8% per annum. As of July 31, 2002, the Company owes Ms. Shogen $139,800.

(6)   Note Payable - Convertible Note

      In April 2001, the Company entered into convertible notes payable with certain related and unrelated parties in the aggregate amount of $366,993. The notes were due within ninety (90) unless the lenders elect to exercise an option to convert the note into Alfacell common stock, par value $.001 per share at a conversion price of $0.90 per share (the estimated fair market value of the stock based on the average of the high and low trade prices of the Company's common stock for the ten (10) trading days preceding the loan date). In addition, upon conversion, the lender would receive a three-year warrant for each share of converted Alfacell common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. The estimated value of the warrants of $133,793, using the Black-Scholes options-pricing model, was recorded as interest expense over the ninety day note term. In July 2001, an aggregate of $297,000 note payables were converted which resulted in the issuance of 330,000 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. An aggregate balance of the convertible notes in the amount of $69,993 was renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, the lender would receive a five-year warrant for each share of converted Alfacell common stock at an exercise price of $1.50 per share. The estimated value of the warrants of $45,000, using the Black-Scholes options-pricing model, was treated as a debt discount which accrete as interest expense over the one hundred twenty day note term through October 31, 2001. In October 2001, an aggregate of $64,993 note payables were converted which resulted in the issuance of 72,214 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed five-year warrants to purchase an aggregate of 72,214 shares of common stock at an exercise price of $1.50 per share. Also, in October 2001, the Company's board of directors approved the change in the exercise price of the 330,000 warrants issued to related parties upon conversion of notes from $2.50 per share to $1.50 per share and changed the expiration date to July 7, 2006, to conform with the private placements to unrelated parties.

(7)   Leases

      The Company leases its facility under a five-year operating lease which expired on December 31, 2001. We were negotiating a new lease with a potential new landlord. However, the sale of the property did not occur. We are currently negotiating our new lease agreement under similar terms with the original landlord. Rent expense charged to operations was $136,000, $136,000, and $127,000 in 2001, 2000 and 1999, respectively.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)   Stockholders' Equity

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


(8)   Stockholders' Equity, (Continued)

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


(8)   Stockholders' Equity, (Continued)

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


(8) Stockholders' Equity, (Continued)

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


(8) Stockholders' Equity, (Continued)

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

      In August 1996, the Company issued 10,000 stock options with an exercise price of $4.69 per share exercisable for five years as payment for services to be rendered. An equal portion of these options vested monthly for one year commencing September 1, 1996. The Company recorded general and administrative expense of $27,900 which was the fair value of the stock options on the date of issuance. The options expired during the fiscal year ended July 31, 2002.

      In March 1997, the Company issued 112,000 shares of common stock at $4.50 per share in a private placement to a single investor resulting in net proceeds of $504,000 to the Company.

      In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events:
      25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE(R) in the United States. The Company recorded a total research and development expense of $353,400 which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 2002. Of these options, 10,000 expired during the fiscal year ended July 31, 2002.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)   Stockholders' Equity, (Continued)

      In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period which commenced in October 1997. As of July 31, 2002, the Company recorded general and administrative expense of $182,100, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

      In October 1997, the Company issued 12,000 five-year stock options to a consultant with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vest monthly and are to be amortized over a one-year period which commenced in October 1997. In May 1998, the Company terminated the services of the consultant which resulted in the cancellation of 5,000 options. The Company recorded a total research and development expense for the remaining 7,000 options in the amount of $15,800, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant. Of these options, 1,000 expired in October 2002.

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

      On January 23, 1998 the Securities and Exchange Commission (the "SEC") declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which was declared effective in February 2002.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)   Stockholders' Equity, (Continued)

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

      In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's board of directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $138,100 is being amortized over a five-year period which commenced in March 1998. As of July 31, 2002, the Company recorded general and administrative expense of $131,500, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant.

      On April 20, 1998 the SEC declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,918,299 shares of common stock. Of these shares (i) an aggregate of 2,337,150 shares of Common Stock were issued to the private placement investors in the February 1998 Private Placement, (ii) an aggregate of 1,168,575 shares may be issued upon exercise of the Warrants which were issued to the private placement investors in the February 1998 Private Placement, (iii) 350,574 shares may be issued upon the exercise of the Placement Agent Warrant which was issued to the placement agent in the February 1998 Private Placement and the Warrants issuable upon exercise of the Placement Agent Warrant, (iv) 50,000 shares of Common Stock were issued to a Supplier in connection with conversion of an outstanding accounts payable, and (v) 12,000 shares may be issued upon the exercise of options which were issued as payment for services to be rendered. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which was declared effective in February 2002.

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


(8)   Stockholders' Equity, (Continued)

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


(8)   Stockholders' Equity, (Continued)

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

      During the fiscal year ended July 31, 2001, the Company issued 330,000 shares of common stock upon the conversion of convertible notes from related parties at $0.90 per share. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. The estimated value of these warrants in the amount of $108,900 was recorded by the Company as interest expense during the fiscal year ended July 31, 2001. In October 2001, the board of directors approved a change of the 330,000 warrants from three-year warrants to five-year warrants and the exercise price from $2.50 per share to $1.50 per share.

      During the fiscal year ended July 31, 2002, the Company issued 72,214 shares of common stock upon the conversion of convertible notes from unrelated parties at $0.90 per share. In addition, upon conversion, the unrelated parties were granted five-year warrants to purchase an aggregate of 72,214 shares of common stock at an exercise price of $1.50 per share. The estimated value of these warrants in the amount of $32,200 was recorded by the Company as interest expense during the fiscal year ended July 31, 2002.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2002, the Company issued 78,340 shares of common stock in settlement of accounts payable in the amount of $64,126. In addition, one of the vendors was granted five-year warrants to purchase 55,556 shares of common stock at an exercise price of $1.50 per share. The settled accounts payable amount was credited to equity as the value of the common stock and warrants.

     During the fiscal year ended July 31, 2002, the Company sold an aggregate of 2,622,122 shares of common stock to private investors at prices ranging from $0.35 to $0.90 per share resulting in net proceeds of $1,050,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 2,673,422 shares of common stock at per share exercise prices ranging from $0.75 to $1.50. The warrants will expire during the period commencing August 2006 and ending in June 2007.

      During the fiscal year ended July 31, 2002, the Company issued warrants to purchase 1,500,000 shares of common stock to Roan Meyers Associates L.P. for an aggregate warrant purchase price of $1,500 in connection with the engagement of Roan Meyers to render advisory services. Roan Meyers has already exercised warrants to purchase an aggregate of 186,000 shares of common stock during the fiscal year ended July 31, 2002 with an exercise price of $0.50 per share, resulting in net proceeds of $93,000 to the Company. Warrants to purchase an additional 314,000 shares are currently exercisable, of which 64,000 shares have an exercise price of $0.50 per share and 250,000 have an exercise price of $1.00 per share. The remaining 1,000,000 warrants will become exercisable if Roan Meyers is successful in helping the Company raise capital. For each $1 million in capital financing raised with the assistance of Roan Meyers, 200,000 warrants will become exercisable up to 1,000,000 warrants in the aggregate. Of those 1,000,000 warrants, 400,000 are exercisable at $1.00 per share and 600,000 are exercisable at $1.50 per share. The Company recorded an expense equal to the fair market value of the first 500,000 warrants in February 2002 based upon the fair value of such warrants as estimated by Black-Scholes pricing model ($153,300), less the $1,500 received from the sale of the warrants and will record an expense on the additional warrants when they vest using Black-Scholes to estimate their value at that time.

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 186,000 shares of common stock upon the exercise of warrants by an unrelated party which resulted in gross proceeds of $93,000 to the Company.

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 75,000 five-year stock options to unrelated parties as an incentive for lending the Company an aggregate of $75,000 which was repaid during the quarter. The options vested immediately and have an exercise price of $1.50 per share. The total non-cash interest expense recorded for these options was $25,615, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model.

      During the fiscal year ended July 31, 2002, the Company issued a notes payable to an unrelated party in an aggregate amount of $300,000. The note was due thirty days bearing interest at 8% per annum. In addition, the lender received warrants to purchase 350,000 shares of common stock at an exercise price of $0.60 per share. The total non-cash interest expense recorded for these warrants was $40,690, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. The notes were either extended for eighteen months or the lenders can convert the notes at a conversion price of $0.40 per share plus a five-year warrant for each share of Alfacell common stock issued upon conversion at an exercise price of $1.00 per share.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(9)   Common Stock Warrants

      During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and expired.

      The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 2002:


                                                               Warrants    Exercise Price           Expiration
                                                               --------    -------------            ----------

      Sold in March 1994 Private Placement                      800,000     $   5.00           3/21/97 to 6/21/97

      Outstanding at July 31, 1994                              800,000         5.00           3/21/97 to 6/21/97

      Sold in September 1994 Private Placement                  288,506         5.50          12/9/97 to 12/14/97
      Sold in October 1994 Private Placement                     40,000         5.50                1/21/98
      Sold in September 1995 Private Placement                   47,405         4.00                10/1/98
                                                              ---------

      Outstanding and exercisable at July 31, 1995            1,175,911      4.00 - 5.50       3/21/97 to 10/1/98

      Issued to bank in connection with an
      amendment to the Company's term loan                       10,000         4.19                8/31/97
      Sold in September 1995 Private Placement                    8,540         4.00                10/1/98

      Outstanding and exercisable at July 31, 1996            1,508,251      4.00 - 7.50       3/21/97 to 9/10/99

      Exercised                                                 147,450         5.00           3/21/97 to 6/21/97
      Expired                                                   652,550         5.00           3/21/97 to 6/21/97
                                                              ---------

      Outstanding and exercisable at July 31, 1997              708,251      4.00 - 7.50       12/9/97 to 9/10/99

      Sold in February 1998 Private Placement                 1,168,575         2.50                8/17/01
      Issued to the Placement Agent in connection with
      the February 1998 Private placement (see note 7)          350,574      2.20 - 2.50            8/17/01
      Exercised                                                   4,950      2.20 - 2.50           5/19/01
      Expired                                                   338,506      4.19 - 5.50     8/31/97 to 1/21/98
                                                              ---------


      Outstanding and exercisable at July 31, 1998            1,883,944      2.20 - 7.50     10/1/98 to 8/17/01

      Expired                                                    55,945         4.00               10/1/98
                                                              ---------

      Sold in February 2000 Private Placement                   875,000      1.03 - 4.55     5/28/03 to 5/28/05
      Expired                                                   313,800         7.50         8/30/99 to 9/11/99
                                                              ---------

      Outstanding and exercisable at July 31, 2000            2,389,199      1.03 - 4.55     5/19/01 to 5/28/05

      Sold in various private placements                        696,665      1.50 - 3.00     7/07/04 to 10/30/06
      Issued to related parties upon conversion of note
      payable                                                   330,000         1.50                7/07/06
                                                              ---------

      Outstanding and exercisable at July 31, 2001            3,415,864      1.03 - 4.55     8/17/01 to 10/30/06

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(9)   Common Stock Warrants, Continued                         Warrants    Exercise Price          Expiration
      --------------------------------                         --------    --------------          ----------
      Expired                                                 1,514,199      2.20 - 2.50            8/17/01
      Sold in various private placements                      2,673,422      0.75 - 1.50     11/03/06 to 9/10/07

      Issued to vendor upon settlement of accounts payable       55,556         1.50                8/15/06
      Issued to unrelated party for advisory services         1,500,000      0.50 - 1.50             2/6/07
      Exercised                                                 186,000         0.50                 2/6/07
      Issued to unrelated parties upon conversion of
      notes payable                                              72,214         1.50                10/31/06
      Issued to unrelated parties in connection with
      notes payable                                             350,000         0.60         11/13/06 - 7/29/07
                                                              ---------

      Outstanding and exercisable at July 31, 2002            6,366,857      0.50 - 4.55     5/28/03 to 9/10/07
                                                              =========      ===========

(10)  Stock Options

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

      The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2002:



                                              Shares Available       Number of          Weighted Average Exercise
                                                  for Grant           Shares                  Price Per Share
                                              ----------------       ---------          -------------------------

Balance August 1, 1994                             1,926,841         5,935,337                 $   3.76
     Granted                                        (818,850)          818,850                     2.60
     Exercised                                            --          (185,000)                    2.36
     Canceled                                             --         1,897,500)                    4.30
                                                   ---------         ---------
Balance July 31, 1995                              1,107,991         4,671,687                     3.39
     Granted                                        (296,205)          296,205                     3.99
     Exercised                                            --          (656,334)                    2.92
     Canceled                                          6,500          (235,333)                    4.89
                                                   ---------         ---------
Balance July 31, 1996                                818,286         4,076,225                     3.43
     1997 Plan                                     2,000,000                --                       --
     Granted                                        (932,500)          932,500                     4.90
     Exercised                                            --          (639,500)                    3.82
     Canceled                                        484,845          (484,845)                    4.70
                                                   ---------         ---------
Balance July 31, 1997                              2,370,631         3,884,380                     3.56

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(10) Stock Options, Continued
     ------------------------


                                              Shares Available       Number of          Weighted Average Exercise
                                                  for Grant           Shares                  Price Per Share
                                              ----------------       ---------          -------------------------
            Granted                                   (234,333)           234,333                  3.31
            Canceled                                    91,100            (91,100)                 3.81
                                                     ---------         ----------
      Balance July 31, 1998                          2,227,398          4,027,613                  3.54
            Granted                                   (595,000)           595,000                  0.62
            Canceled                                   443,934           (555,737)                 3.97
                                                     ---------         ----------
      Balance July 31, 1999                          2,076,332          4,066,876                  3.05
            Granted                                   (827,000)           827,000                  0.52
            Exercised                                       --            (95,000)                 0.48
            Canceled                                   638,395         (1,031,880)                 2.73
                                                     ---------         ----------
      Balance July 31, 2000                          1,887,727          3,766,996                  2.65
            Granted                                   (447,000)           447,000                  0.85
            Exercised                                       --           (165,555)                 0.51
            Canceled                                   774,315         (1,018,557)                 3.42
                                                     ---------         ----------
       Balance July 31, 2001                         2,215,042          3,029,884                  2.24
            Granted                                   (544,221)           544,221                  0.69
            Exercised                                       --                 --                    --
            Canceled                                   655,840           (900,081)                 2.31
                                                     ---------         ----------
       Balance July 31, 2002                         2,326,661          2,674,024                  1.90
                                                     =========          =========                  ====


      The stock options granted in fiscal year ended July 31, 2000 included an aggregate total of 75,000 stock options issued to the Company's outside board of directors and an aggregate total of 350,000 stock options issued to the employees of the Company, which will vest and become exercisable upon certain milestones, or these options will terminate, and the employees must be actively employed by Alfacell through the date of the approval. Compensation expense, if any, will be determined based on the Company's stock price on the vesting date relative to the options exercise price. No compensation expense was issued in 2001 and 2002. An aggregate 50,000 options issued to the Company's outside board of directors were exercised during the fiscal year 2001. The 350,000 stock options issued to the employees expired during the fiscal year ended July 31, 2002. The options outstanding at July 31, 2002 will expire between August 1, 2002 and October 4, 2010.

      The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2002, 2001 and 2000 were $0.40, $0.74 and $0.45, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:


                                                                      2002                2001              2000
                                                                      ----                ----              ----
      Expected dividend yield                                           0%                  0%                  0%
      Risk-free interest rate                                        5.50%               5.50%               6.00%
      Expected stock price volatility                               88.71%             104.25%             114.50%
      Expected term until exercise (years)                            5.60                6.00                6.37


      Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded are as follows:

       Net Loss:                                                    2002               2001              2000
                                                                    ----               ----              ----
        As reported                                            $ (2,591,162)     $  (2,294,936)    $ (1,722,298)
        Pro forma                                                (2,760,870)        (2,522,656)      (1,956,667)
       Loss per common share:
        As reported                                            $      (0.12)     $       (0.12)    $      (0.10)
        Pro forma                                                     (0.13)             (0.13)           (0.20)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(10)  Stock Options, Continued

      The following table summarizes information concerning options outstanding at July 31, 2002:


                          Options Outstanding                                   Options Exercisable
           --------------------------------------------------     ------------------------------------------
                                          Weighted Average              Weighted                 Weighted
                                              Remaining                 Average                  Average
                 Range of                    Contractual                Exercise                 Exercise
              Exercise Prices   Shares      Term (Years)                 Price       Shares        Price
              ---------------   ------      ------------                 -----       ------        -----

             $  0.00 - 1.99     1,598,666       4.38                 $    0.68          938,466 $   0.71
                2.00 - 2.99        95,250       4.21                      2.73           50,250     2.80
                3.00 - 3.99       688,771       1.16                      3.22          663,771     3.20
                4.00 - 4.99        98,837       1.91                      4.58           98,837     4.58
                5.00 - 5.99       147,500       2.77                      5.18          147,500     5.18
                6.00 - 6.99        45,000        .42                      6.97           45,000     6.97
                ===========     ---------       ====                      ====        ---------     ====
                                2,674,024                                             1,943,824
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
                                                                               =========         =========

      In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:


                                                                                 Shares        Price Range
                                                                                 ------        -----------
              Granted (42,167 options were repriced and extended
                  as described in note 9)                                         894,887     $ 2.50-7.00
              Exercised                                                           (81,000)      3.97-6.50
              Expired                                                            (201,720)      3.97-6.50
                                                                                 ---------
              Balance at July 31, 1994                                            612,167       2.50-7.00
                                                                                  =======       =========

      All of the above options expired as of July 31, 2001.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, Continued

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

      The stock option activity is as follows:

                                                                                 Shares        Price Range
                                                                                 ------        -----------
              Granted, February 14, 1989                                       3,460,000      $  3.50-5.00
              Options issued in connection with share purchase                    36,365            2.75
              Expired                                                         (1,911,365)        2.75-5.00
              Canceled                                                           (10,000)           5.00
                                                                                --------
              Balance at July 31, 1994                                         1,575,000         3.50-5.00
                                                                               =========         =========

      As of fiscal year ended July 31, 1994, 1,703,159 options were granted under the 1993 stock option plan.

(11)  Stock Grant and Compensation Plans

      The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:

                     Year ended                                        Fair           Amount of
                      July 31,                    Shares              Value          Compensation
                      --------                    ------              -----          ------------
                        1983                      20,000          $   5.50              $110,000
                        1984                      19,750              5.125              101,219
                        1985                      48,332           5.125-15.00           478,105
                        1986                      11,250           5.125-15.00           107,032
                        1988                      19,000               3.50                6,500
                                                  ======           ===========          ========

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(11)  Stock Grant and Compensation Plans, Continued

                     Year ended                                        Fair           Amount of
                      July 31,                    Shares              Value          Compensation
                      --------                    ------              -----          ------------
                        1984                      130,250          $ 2.50-3.88        $ 385,917
                        1985                       99,163            3.50-15.00          879,478
                        1985                      (42,500)              2.50            (105,825)*
                        1986                       15,394            9.65-15.00          215,400
                        1987                        5,000               15.00             75,000
                                                   ======          ============       ==========

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

      Awards and grants were authorized under the 1989 Stock Plan during the following fiscal years:

                     Year ended                                        Fair           Amount of
                      July 31,                    Shares              Value          Compensation
                      --------                    ------              -----          ------------

                        1989                        30,000            $  5.00        $   150,000

                        1990                        56,000               6.00            336,000

                        1991                       119,000               4.00            476,000

                        1992                       104,000               2.75            286,000

                        1993                       117,000               2.00            234,000

                        1994                         5,000               3.00             15,000
                                                   =======            =======        ===========

      Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal 2001, 2000 or 1999.

(12)  Income Taxes

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), the Company had $1,535,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 to June 30, 2002. In December 2001, the Company received $354,000 from the sale of an aggregate of $426,000 tax benefits which was recognized as a tax benefit for the fiscal year 2002. In December 2000 and 1999, the Company received $451,000 and $756,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the fiscal years 2001 and 2000, respectively. The Company will attempt to sell the

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(12)  Income Taxes, Continued

      remaining balance of its tax benefits in the amount of approximately $1,109,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

      At July 31, 2002 and 2001, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:


      Deferred tax assets:                                       2002                2001
                                                                 ----                ----
      Excess of book over tax depreciation and amortization   $     71,018    $     83,946
      Accrued expenses                                             146,843         131,098
      Federal and state net operating loss carryforwards        14,787,041      14,666,868
      Research and experimentation and investment tax
          credit carry forwards                                  1,259,070       1,203,536
                                                              ------------    ------------
Total gross deferred tax assets                                 16,263,972      16,085,448
Valuation allowance                                            (16,263,972)    (16,085,448)
                                                              ------------    ------------
Net deferred tax assets                                       $         --             $--
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

      At July 31, 2002, the Company has federal net operating loss carryforwards of approximately $41,000,000 that expire in the years 2003 to 2022. The Company also has research and experimentation tax credit carryforwards of approximately $1,250,000 that expire in the years 2003 to 2022. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(13)  Other Financial Information

      Accrued expenses as of July 31, consist of the following:


                                                   2002              2001
                                                   ----              ----

              Payroll and payroll taxes          $351,575          $ 43,876
              Professional fees                    27,000            50,690
              Clinical trial grants               374,522           327,745
              Other                               101,181            43,502
                                                 --------          --------
                                                 $854,278          $465,813
                                                 ========          ========

      Other current assets as of July 31, consist of the following:


                                                   2002              2001
                                                   ----              ----

              Prepaid insurance                  $ 45,450          $ 35,380
              Other                                   304             7,553
                                                 --------          --------
                                                 $ 45,754          $ 42,933
                                                 ========          ========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(14)  Commitments and Contingencies

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

      The Company has product liability insurance coverage in the amount of $3,000,000 for clinical trials in the U.S. Additionally, the Company also maintains product liability insurance in Europe in the amount of DM20,000,000. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

      Included in accrued expenses as of July 31, 2002, is $256,000 of unpaid payroll taxes due to the Internal Revenue Service (IRS) and other state tax agencies. The Company is currently negotiating a payment plan with the taxing authorities for the payment of the payroll taxes with interest and penalties, to be determined. The Company believes that any interest and penalties assessed by the IRS or state tax agencies will not have a material adverse effect on the Company financial position and results of operations.

(15)  Research and Development Agreement

      In October 2002, the Company entered into a research collaboration with Wyeth Pharmaceuticals to co-develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using the Company's proprietary technology. This collaboration may result in a licensing agreement between the companies however, there is no assurance that such agreement will be reached.

      In August 1995, the Company entered into a CRADA with the NCI. In accordance with this CRADA, the NCI performed research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in August 1999, the Company was obligated to pay approximately $5,200 per month to the NCI. In September 1999, this research and development agreement was amended to expire in August 2000 and in June 2000 the expiration was extended to expire in August 2001. Both extensions were without additional cost for the Company. Total research and development expenses under this arrangement amounted to $5,200 for the fiscal year ended July 31, 2000.

(16)  401(K) Savings Plan

      Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2002, 2001 and 2000, the Company's contribution to the Plan amounted to $25,717, $23,826 and $21,714, respectively.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued



(17) Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

------------------   --------------------------------------------------------
                                                2002
                     --------------------------------------------------------
                        First     Second     Third     Fourth     Totals
------------------   ---------- ---------- ---------- ---------  ------------
Interest
   income            $      --  $      .1  $      .1  $     4.6  $       4.8

Operating loss          (731.1)    (697.9)    (792.8)    (723.2)    (2,945.0)
------------------   ---------  ---------  ---------  ---------  -----------
Net income
   (loss)               (377.3)    (697.9)    (792.8)    (723.2)    (2,591.2)

Loss per share
 - basic and
   diluted           $   (0.02) $   (0.03) $   (0.04)     (0.03) $     (0.12)
------------------   ---------  ---------  ---------  ---------  -----------



------------------   --------------------------------------------------------
                                            2001
                     --------------------------------------------------------
                        First     Second     Third     Fourth     Totals
------------------   ---------- ---------- ---------- ---------  ------------
Interest
   income            $     3.8  $     3.0  $     1.5  $     4.8  $      13.1

Operating loss          (511.9)    (688.4)    (762.2)    (783.8)    (2,746.3)
------------------   ---------  ---------  ---------  ---------  -----------
Net income
   (loss)                (60.5)    (688.4)    (762.2)    (783.8)    (2,294.9)

Loss per share
 - basic and
   diluted           $    0.00  $   (0.04) $   (0.04) $   (0.04) $     (0.12)
------------------   ---------  ---------  ---------  ---------  -----------