Form 10-K/A
period 2002-07-31
ALFACELL CORP
filed 2002-11-19
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      July 31, 2002                                              0-11088
For the fiscal year ended                                 Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2369085
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      The aggregate market value of the Common Stock, par value $.001 per share, held by non-affiliates based upon the average of the high and low sale prices as reported by the OTC Bulletin Board on November 8, 2002 was $4,139,518. As of November 8, 2002 there were 22,872,958 shares of common stock, par value $.001 per share, outstanding.

      The Index to Exhibits appears on page 3.

                       Documents Incorporated by Reference

                                      None

The amendment to the Form 10-K filed on November 13, 2002 is being filed for the purpose of amending and clarifying Item 8 and Item 13 and for filing new Exhibits 23.1, 99.2 and 99.3. Specifically, the financial statements were amended to include the required footnote disclosures, which were erroneously not included in the original Form 10-K filing.

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

During the fiscal year ended July 31, 2002, Kuslima Shogen, our CEO has made loans to us repayable upon demand bearing interest at 8% per annum. As of July 31, 2002, we owe Ms. Shogen $139,794 classified as a current liability included in Loan payable, related party. Amounts due from Ms. Shogen totaling $68,667 are classified as a long term asset in Loan receivable, related party as we do not expect repayment of these amounts within one year. We earn interest at a rate of 8% per annum on the unpaid balance.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                         Exhibit No. or
Exhibit                                                                  Incorporation
  No.                              Item Title                            by Reference
-------                            ----------                            --------------

 23.1    Consent of KPMG LLP                                                  #####

 99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to section 906 of the Sarbanes-Oxley Act of 2002            #####

 99.3    Certification pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to section 906 of the Sarbanes-Oxley Act of 2002            #####

#####    Filed herewith.

                                    Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALFACELL CORPORATION


Dated: November 19, 2002                By: /s/ Kuslima Shogen
                                        ----------------------
                                        Kuslima Shogen, Chief Executive Officer,
                                        Acting Chief Financial Officer and
                                        Chairman of the Board

                                 CERTIFICATIONS

I, Kuslima Shogen, certify that:

1. I have reviewed this annual report on Form 10-K/A of Alfacell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 19, 2002


                                        /s/ Kuslima Shogen
                                        ----------------------
                                        Name: Kuslima Shogen
                                        Title: Chief Executive Officer and
                                               Chairman of the Board

                                 CERTIFICATIONS

I, Kuslima Shogen, certify that:

1. I have reviewed this annual report on Form 10-K/A of Alfacell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 19, 2002


                                        /s/ Kuslima Shogen
                                        ----------------------
                                        Name: Kuslima Shogen
                                        Title: Acting Chief Financial Officer

                                      Index

                                                                            Page

Audited Financial Statements:

Independent Auditors' Report of KPMG LLP ................................    F-2

Independent Auditors' Report of Armus, Harrison & Co. ...................    F-3

Balance Sheets - July 31, 2002 and 2001 .................................    F-5

Statements of Operations - Years ended July 31, 2002, 2001, and 2000 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2002 ...............................    F-6

Statement of Stockholders' Equity (Deficiency)
     Period from August 24, 1981
     (Date of Inception) to July 31, 2002 ...............................    F-7

Statements of Cash Flows - Years ended July 31, 2002, 2001, and 2000 and Period from August 24, 1981
     (Date of Inception) to July 31, 2002 ...............................   F-12

Notes to Financial Statements - Years ended July 31, 2002, 2001 and
     2000 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2002 ...............................   F-15

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


                                        /s/ Armus, Harrison & Co.
                                        ---------------------------
                                        Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2002 and 2001

                                                                                      2002              2001
                                                                                  ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents ..............................................     $     85,843      $     44,781
     Other assets ...........................................................           45,754            42,933
                                                                                  ------------      ------------
         Total current assets ...............................................          131,597            87,714

Property and equipment, net of accumulated depreciation and
     amortization of $1,120,371 in 2002 and $1,081,423 in 2001 ..............           28,607            67,555

Loan receivable, related party ..............................................           68,667            46,340
                                                                                  ------------      ------------

         Total assets .......................................................     $    228,871      $    201,609
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt ......................................     $      8,179      $      7,057
     Loan payable, related party ............................................          139,794                --
     Note payable - convertible debt - unrelated party, less debt
     discount of $34,511 ....................................................               --            35,482
     Accounts payable .......................................................          796,128           409,972
     Accrued expenses .......................................................          854,278           465,813
                                                                                  ------------      ------------
         Total current liabilities ..........................................        1,798,379           918,324

Long-term debt, less current portion ........................................          315,929            23,663
                                                                                  ------------      ------------
         Total liabilities ..................................................        2,114,308           941,987
                                                                                  ------------      ------------

Stockholders' deficiency:
     Preferred stock, $.001 par value.  Authorized and unissued, 1,000,000
         shares at July 31, 2002 and 2001 ...................................               --                --
     Common stock $.001 par value.  Authorized 40,000,000
         shares; issued and outstanding 22,760,921 shares and
         19,802,245 shares at July 31, 2002 and 2001, respectively ..........           22,761            19,802
     Capital in excess of par value .........................................       59,654,479        58,211,335
     Deficit accumulated during development stage ...........................      (61,562,677)      (58,971,515)
                                                                                  ------------      ------------
         Total stockholders' deficiency .....................................       (1,885,437)         (740,378)
                                                                                  ------------      ------------

         Total liabilities and stockholders' deficiency .....................     $    228,871      $    201,609
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                   Years ended July 31, 2002, 2001 and 2000,
                      and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2002

                                                      August 24, 1981
                                                         (date of
                                                        inception)
                                                     to July 31, 2002        2002             2001             2000
                                                     ----------------    -----------      -----------      -----------
Revenues:
     Sales .....................................       $    553,489               --               --               --
     Investment income .........................          1,377,123            4,838           13,121           51,144
     Other income ..............................             60,103               --               --               --
                                                       ------------      -----------      -----------      -----------
                                                          1,990,715            4,838           13,121           51,144
                                                       ------------      -----------      -----------      -----------

Cost and expenses:
     Cost of sales .............................            336,495               --               --               --
     Research and development ..................         39,901,973        2,032,938        1,900,678        1,879,728
     General and administrative ................         21,663,446          798,053          705,745          644,588
     Interest:
        Related parties ........................          1,147,547            4,687          108,900               --
        Others .................................          2,064,912          114,054           44,129            4,980
                                                       ------------      -----------      -----------      -----------
                                                         65,114,373        2,949,732        2,759,452        2,529,296
                                                       ------------      -----------      -----------      -----------

Net loss before state tax benefit ..............       $(63,123,658)      (2,944,894)      (2,746,331)      (2,478,152)

State tax benefit ..............................          1,560,981          353,732          451,395          755,854
                                                       ------------      -----------      -----------      -----------

           Net loss ............................       $(61,562,677)      (2,591,162)      (2,294,936)      (1,722,298)
                                                       ============      ===========      ===========      ===========

Loss per basic and diluted common share ........                         $     (0.12)     $     (0.12)     $     (0.10)
                                                                         ===========      ===========      ===========

Weighted average number of shares outstanding ..                          21,045,000       18,927,000       17,812,000
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2002

                                                                           Common Stock
                                                                  ------------------------------
                                                                                                        Capital In        Common
                                                                   Number of                           Excess of par    Stock to be
                                                                     Shares            Amount              Value          Issued
                                                                  -----------        -----------       -------------    -----------
Issuance of shares to officers and stockholders for equipment,
  research and development, and expense reimbursement                 712,500        $       713        $   212,987          --
Issuance of shares for organizational legal service                    50,000                 50              4,950          --
Sale of shares for cash, net                                           82,143                 82            108,418          --
Adjustment for 3 for 2 stock split declared September 8, 1982         422,321                422               (422)         --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1982                                            1,266,964              1,267            325,933          --

Issuance of shares for equipment                                       15,000                 15             13,985          --
Sale of shares to private investors                                    44,196                 44             41,206          --
Sale of shares in public offering, net                                660,000                660          1,307,786          --
Issuance of shares under stock grant program                           20,000                 20            109,980          --
Exercise of warrants, net                                               1,165                  1              3,494          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1983                                            2,007,325              2,007          1,802,384          --

Exercise of warrants, net                                             287,566                287            933,696          --
Issuance of shares under stock grant program                           19,750                 20            101,199          --
Issuance of shares under stock bonus plan for directors and
  consultants                                                         130,250                131            385,786          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1984                                            2,444,891              2,445          3,223,065          --

Issuance of shares under stock grant program                           48,332                 48            478,057          --
Issuance of shares under stock bonus plan for directors and
  consultants                                                          99,163                 99            879,379          --
Shares canceled                                                       (42,500)               (42)          (105,783)         --
Exercise of warrants, net                                             334,957                335          1,971,012
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1985                                            2,884,843              2,885          6,445,730          --

Issuance of shares under stock grant program                           11,250                 12            107,020          --
Issuance of shares under stock bonus plan for directors and
  consultants                                                          15,394                 15            215,385          --
Exercise of warrants, net                                              21,565                 21             80,977          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1986 (carried forward)                          2,933,052              2,933          6,849,112          --

                                                                    Deficit
                                                                  Accumulated                    Deferred            Total
                                                                     During                    compensation,     Stockholders'
                                                                  Development    Subscription   restricted           Equity
                                                                     Stage        Receivable       stock          (Deficiency)
                                                                  -----------    ------------  -------------     -------------
Issuance of shares to officers and stockholders for equipment,
  research and development, and expense reimbursement             $        --        $ --       $        --       $   213,700
Issuance of shares for organizational legal service                        --          --                --             5,000
Sale of shares for cash, net                                               --          --                --           108,500
Adjustment for 3 for 2 stock split declared September 8, 1982              --          --                --                --
Net loss                                                             (121,486)         --                --          (121,486)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1982                                             (121,486)         --                --           205,714

Issuance of shares for equipment                                           --          --                --            14,000
Sale of shares to private investors                                        --          --                --            41,250
Sale of shares in public offering, net                                     --          --                --         1,308,446
Issuance of shares under stock grant program                               --          --                --           110,000
Exercise of warrants, net                                                  --          --                --             3,495
Net loss                                                             (558,694)         --                --          (558,694)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1983                                             (680,180)         --                --         1,124,211

Exercise of warrants, net                                                  --          --                --           933,983
Issuance of shares under stock grant program                               --          --                --           101,219
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --          --                --           385,917
Net loss                                                           (1,421,083)         --                --        (1,421,083)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1984                                           (2,101,263)         --                --         1,124,247

Issuance of shares under stock grant program                               --          --                --           478,105
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --          --                --           879,478
Shares canceled                                                            --          --                --          (105,825)
Exercise of warrants, net                                                  --          --                --         1,971,347
Net loss                                                           (2,958,846)         --                --        (2,958,846)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1985                                           (5,060,109)         --                --         1,388,506

Issuance of shares under stock grant program                               --          --                --           107,032
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --          --                --           215,400
Exercise of warrants, net                                                  --          --                --            80,998
Net loss                                                           (2,138,605)         --                --        (2,138,605)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1986 (carried forward)                         (7,198,714)         --                --          (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                           Common Stock
                                                                  ------------------------------
                                                                                                        Capital In        Common
                                                                   Number of                           Excess of par    Stock to be
                                                                     Shares            Amount              Value          Issued
                                                                  -----------        -----------       -------------    -----------

Balance at July 31, 1986 (brought forward)                          2,933,052        $     2,933        $ 6,849,112          --

Exercise of warrants at $10.00 per share                               14,745                 15            147,435          --
Issuance of shares under stock bonus plan for directors and
  consultants                                                           5,000                  5             74,995          --
Issuance of shares for services                                       250,000                250            499,750          --
Sale of shares to private investors, net                                5,000                  5             24,995          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1987                                            3,207,797              3,208          7,596,287          --

Issuance of shares for legal and consulting services                  206,429                207            724,280          --
Issuance of shares under employment incentive program                 700,000                700          2,449,300          --
Issuance of shares under stock grant program                           19,000                 19             66,481          --
Exercise of options at $3.00 per share                                170,000                170            509,830          --
Issuance of shares for litigation settlement                           12,500                 12             31,125          --
Exercise of warrants at $7.06 per share                                63,925                 64            451,341          --
Sale of shares to private investors                                    61,073                 61            178,072          --
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1988                                            4,440,724              4,441         12,006,716          --

Sale of shares for litigation settlement                              135,000                135          1,074,703          --
Conversion  of debentures at $3.00 per share                          133,333                133            399,867          --
Sale of shares to private investors                                   105,840                106            419,894          --
Exercise of options at $3.50 per share                                  1,000                  1              3,499          --
Issuance of shares under employment agreement                         750,000                750          3,749,250          --
Issuance of shares under the 1989 Stock Plan                           30,000                 30            149,970          --
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1989                                            5,595,897              5,596         17,803,899          --

Issuance of shares for legal and consulting services                   52,463                 52            258,725          --
Issuance of shares under the 1989 Stock Plan                           56,000                 56            335,944          --
Sale of shares for litigation settlement                               50,000                 50            351,067          --
Exercise of options at $3.00 - $3.50 per share                        105,989                106            345,856          --
Sale of shares to private investors                                    89,480                 90            354,990          --
Issuance of shares under employment agreement                         750,000                750          3,749,250          --
Conversion of debentures at $5.00 per share                           100,000                100            499,900          --
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------        ----
Balance at July 31, 1990 (carried forward)                          6,799,829              6,800         23,699,631          --

                                                                    Deficit
                                                                  Accumulated                    Deferred            Total
                                                                     During                    compensation,     Stockholders'
                                                                  Development    Subscription   restricted           Equity
                                                                     Stage        Receivable       stock          (Deficiency)
                                                                  -----------    ------------  -------------     -------------

Balance at July 31, 1986 (brought forward)                        $(7,198,714)         --                --       $  (346,669)

Exercise of warrants at $10.00 per share                                   --          --                --           147,450
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --          --                --            75,000
Issuance of shares for services                                            --          --                --           500,000
Sale of shares to private investors, net                                   --          --                --            25,000
Net loss                                                           (2,604,619)         --                --        (2,604,619)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1987                                           (9,803,333)         --                --        (2,203,838)

Issuance of shares for legal and consulting services                       --          --                --           724,487
Issuance of shares under employment incentive program                      --          --        (2,450,000)               --
Issuance of shares under stock grant program                               --          --                --            66,500
Exercise of options at $3.00 per share                                     --          --                --           510,000
Issuance of shares for litigation settlement                               --          --                --            31,137
Exercise of warrants at $7.06 per share                                    --          --                --           451,405
Sale of shares to private investors                                        --          --                --           178,133
Amortization of deferred compensation, restricted stock                    --          --           449,167           449,167
Net loss                                                           (3,272,773)         --                --        (3,272,773)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1988                                          (13,076,106)         --        (2,000,833)       (3,065,782)

Sale of shares for litigation settlement                                   --          --                --         1,074,838
Conversion  of debentures at $3.00 per share                               --          --                --           400,000
Sale of shares to private investors                                        --          --                --           420,000
Exercise of options at $3.50 per share                                     --          --                --             3,500
Issuance of shares under employment agreement                              --          --        (3,750,000)               --
Issuance of shares under the 1989 Stock Plan                               --          --          (150,000)               --
Amortization of deferred compensation, restricted stock                    --          --         1,050,756         1,050,756
Net loss                                                           (2,952,869)         --                --        (2,952,869)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1989                                          (16,028,975)         --        (4,850,077)       (3,069,557)

Issuance of shares for legal and consulting services                       --          --                --           258,777
Issuance of shares under the 1989 Stock Plan                               --          --          (336,000)               --
Sale of shares for litigation settlement                                   --          --                --           351,117
Exercise of options at $3.00 - $3.50 per share                             --          --                --           345,962
Sale of shares to private investors                                        --          --                --           355,080
Issuance of shares under employment agreement                              --          --        (3,750,000)               --
Conversion of debentures at $5.00 per share                                --          --                --           500,000
Amortization of deferred compensation, restricted stock                    --          --         3,015,561         3,015,561
Net loss                                                           (4,860,116)         --                --        (4,860,116)
                                                                  -----------        ----       -----------       -----------
Balance at July 31, 1990 (carried forward)                        (20,889,091)         --        (5,920,516)       (3,103,176)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                           Common Stock
                                                                  ------------------------------
                                                                                                        Capital In        Common
                                                                   Number of                           Excess of par    Stock to be
                                                                     Shares            Amount              Value          Issued
                                                                  -----------        -----------       -------------    -----------
Balance at July 31, 1990 (brought forward)                          6,799,829        $     6,800        $23,699,631          --

Exercise of options at $6.50 per share                                 16,720                 16            108,664          --
Issuance of shares for legal consulting services                       87,000                 87            358,627          --
Issuance of shares under the 1989 Stock Plan                          119,000                119            475,881          --
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------      ------
Balance at July 31, 1991                                            7,022,549              7,022         24,642,803          --

Exercise of options at $3.50 per share                                  1,000                  1              3,499          --
Sale of shares to private investors                                    70,731                 71            219,829          --
Conversion of debentures at $5.00 per share                            94,000                 94            469,906          --
Issuance of shares for services                                        45,734                 46            156,944          --
Issuance of shares under the 1989 Stock Plan                          104,000                104            285,896          --
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------      ------
Balance at July 31, 1992                                            7,338,014              7,338         25,778,877          --

Sale of share to private investors                                    352,667                353            735,147          --
Issuance of shares for legal services                                  49,600                 50            132,180          --
Issuance of shares for services                                         5,000                  5              9,995          --
Issuance of shares under the 1989 Stock Plan                          117,000                117            233,883          --
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------      ------
Balance at July 31, 1993                                            7,862,281              7,863         26,890,082          --

Conversion of debentures at $2.75 per share to $6.00 per share        425,400                425          1,701,575          --
Sale of shares to private investors, net                              743,000                743          1,710,048          --
Conversion of short-term borrowings                                    72,800                 73            181,927          --
Issuance of shares for services                                        16,200                 16             43,334          --
Issuance of shares under the 1989 Stock Plan, for services              5,000                  5             14,995          --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                   --                 --          3,194,969          --
Repurchase of stock options from related party                             --                 --           (198,417)         --
Issuance of options upon conversion of accrued interest                    --                 --            142,441          --
Common stock to be issued                                                  --                 --                 --      50,000
Amortization of deferred compensation, restricted stock                    --                 --                 --          --
Net loss                                                                   --                 --                 --          --
                                                                  -----------        -----------        -----------      ------
Balance at July 31, 1994 (carried forward)                          9,124,681              9,125         33,680,954      50,000

                                                                      Deficit
                                                                    Accumulated                    Deferred            Total
                                                                       During                    compensation,     Stockholders'
                                                                    Development    Subscription   restricted           Equity
                                                                       Stage        Receivable       stock          (Deficiency)
                                                                    -----------    ------------  -------------     -------------
Balance at July 31, 1990 (brought forward)                         $(20,889,091)       $ --       $(5,920,516)      $(3,103,176)

Exercise of options at $6.50 per share                                       --          --                --           108,680
Issuance of shares for legal consulting services                             --                            --           358,714
Issuance of shares under the 1989 Stock Plan                                 --          --          (476,000)               --
Amortization of deferred compensation, restricted stock                      --          --         2,891,561         2,891,561
Net loss                                                             (5,202,302)         --                --        (5,202,302)
                                                                    -----------        ----       -----------       -----------
Balance at July 31, 1991                                            (26,091,393)         --        (3,504,955)       (4,946,523)

Exercise of options at $3.50 per share                                       --          --                --             3,500
Sale of shares to private investors                                          --          --                --           219,900
Conversion of debentures at $5.00 per share                                  --          --                --           470,000
Issuance of shares for services                                              --          --                --           156,990
Issuance of shares under the 1989 Stock Plan                                 --          --          (286,000)               --
Amortization of deferred compensation, restricted stock                      --          --         3,046,726         3,046,726
Net loss                                                             (4,772,826)         --                --        (4,772,826)
                                                                    -----------        ----       -----------       -----------
Balance at July 31, 1992                                            (30,864,219)         --          (744,229)       (5,822,233)

Sale of share to private investors                                           --          --                --           735,500
Issuance of shares for legal services                                        --          --                --           132,230
Issuance of shares for services                                              --          --           (10,000)               --
Issuance of shares under the 1989 Stock Plan                                 --          --          (234,000)               --
Amortization of deferred compensation, restricted stock                      --          --           664,729           664,729
Net loss                                                             (2,357,350)         --                --        (2,357,350)
                                                                    -----------        ----       -----------       -----------
Balance at July 31, 1993                                            (33,221,569)         --          (323,500)       (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per share               --          --                --         1,702,000
Sale of shares to private investors, net                                     --          --                --         1,710,791
Conversion of short-term borrowings                                          --          --                --           182,000
Issuance of shares for services                                              --          --                --            43,350
Issuance of shares under the 1989 Stock Plan, for services                   --          --                --            15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                     --          --                --         3,194,969
Repurchase of stock options from related party                               --          --                --          (198,417)
Issuance of options upon conversion of accrued interest                      --          --                --           142,441
Common stock to be issued                                                    --          --                --            50,000
Amortization of deferred compensation, restricted stock                      --          --           265,000           265,000
Net loss                                                             (2,234,428)         --                --        (2,234,428)
                                                                    -----------        ----       -----------       -----------
Balance at July 31, 1994 (carried forward)                          (35,455,997)         --           (58,500)       (1,774,418)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                      Common Stock
                                                              --------------------------
                                                                                                Capital In          Common
                                                               Number of                       Excess of par     Stock to be
                                                                 Shares          Amount            Value            Issued
                                                              ------------       -------       -------------     -----------
Balance at July 31, 1994 (brought forward)                       9,124,681       $ 9,125       $ 33,680,954       $  50,000

Sale of shares to private investors, net                           961,000           961          2,023,241         (50,000)
Conversion of short-term borrowings                                 17,600            17             43,983              --
Issuance of shares for services                                     30,906            31             77,234              --
Exercise of options at $2.27 - $2.50 per share                     185,000           185            437,015              --
Common stock to be issued                                               --            --                 --         339,008
Common stock to be issued, for services                                 --            --                 --           4,800
Amortization of deferred compensation, restricted stock                 --            --                 --              --
Net loss                                                                --            --                 --              --
                                                              ------------       -------       ------------       ---------
Balance at July 31, 1995                                        10,319,187        10,319         36,262,427         343,808

Sale of shares to private investors, net                         2,953,327         2,953          8,969,655        (339,008)
Issuance of shares for services                                     19,995            20             70,858          (4,800)
Exercise of options at $2.50 - $3.87 per share                     566,700           567          1,657,633              --
Sale of warrants                                                        --            --             12,084              --
Issuance of options/warrants for services                               --            --             50,872              --
Common stock to be issued                                               --            --                 --         258,335
Subscription receivable                                                 --            --                 --              --
Net loss                                                                --            --                 --              --
                                                              ------------       -------       ------------       ---------
Balance at July 31, 1996                                        13,859,209        13,859         47,023,529         258,335

Sale of shares to private investors, net                           112,000           112            503,888              --
Issuance of options for services                                        --            --             76,504              --
Exercise of options at $2.45 - $4.00 per share, net                729,134           729          2,620,359        (258,335)
Exercise of warrants at $5.00 per share, net                       147,450           148            737,102              --
Net loss                                                                --            --                 --              --
                                                              ------------       -------       ------------       ---------
Balance at July 31, 1997                                        14,847,793        14,848         50,961,382              --

Sale of shares to private investors, net                         2,337,150         2,337          4,199,877              --
Issuance of options for services                                        --            --            199,954              --
Exercise of warrants at $2.20 - $2.50 per share                      4,950             5             11,080              --
Issuance of shares for services, net                                50,000            50             99,950              --
Net loss                                                                --            --                 --              --
                                                              ------------       -------       ------------       ---------
Balance at July 31, 1998                                        17,239,893        17,240         55,472,243              --

Issuance of options for services                                        --            --            205,593              --
Issuance of shares for services, net                                46,701            46             16,359              --
Net loss                                                                --            --                 --              --
                                                              ------------       -------       ------------       ---------
Balance at July 31, 1999 (carried forward)                      17,286,594       $17,286       $ 55,694,195       $      --

                                                                Deficit
                                                               Accumulated                         Deferred           Total
                                                                 During                          compensation,     Stockholders'
                                                               Development     Subscription       restricted          Equity
                                                                  Stage         Receivable          stock          (Deficiency)
                                                              ------------     ------------      -------------     -------------
Balance at July 31, 1994 (brought forward)                    $(35,455,997)       $      --        $(58,500)       $ (1,774,418)

Sale of shares to private investors, net                                --               --              --           1,974,202
Conversion of short-term borrowings                                     --               --              --              44,000
Issuance of shares for services                                         --               --              --              77,265
Exercise of options at $2.27 - $2.50 per share                          --               --              --             437,200
Common stock to be issued                                               --               --              --             339,008
Common stock to be issued, for services                                 --               --              --               4,800
Amortization of deferred compensation, restricted stock                 --               --          58,500              58,500
Net loss                                                        (1,993,123)              --              --          (1,993,123)
                                                              ------------        ---------        --------        ------------
Balance at July 31, 1995                                       (37,449,120)              --              --            (832,566)

Sale of shares to private investors, net                                --               --              --           8,633,600
Issuance of shares for services                                         --               --              --              66,078
Exercise of options at $2.50 - $3.87 per share                          --               --              --           1,658,200
Sale of warrants                                                        --               --              --              12,084
Issuance of options/warrants for services                               --               --              --              50,872
Common stock to be issued                                               --               --              --             258,335
Subscription receivable                                                 --         (254,185)             --            (254,185)
Net loss                                                        (2,942,152)              --              --          (2,942,152)
                                                              ------------        ---------        --------        ------------
Balance at July 31, 1996                                       (40,391,272)        (254,185)             --           6,650,266

Sale of shares to private investors, net                                --               --              --             504,000
Issuance of options for services                                        --               --              --              76,504
Exercise of options at $2.45 - $4.00 per share, net                     --          254,185              --           2,616,938
Exercise of warrants at $5.00 per share, net                            --               --              --             737,250
Net loss                                                        (5,018,867)              --              --          (5,018,867)
                                                              ------------        ---------        --------        ------------
Balance at July 31, 1997                                       (45,410,139)              --              --           5,566,091

Sale of shares to private investors, net                                --               --              --           4,202,214
Issuance of options for services                                        --               --              --             199,954
Exercise of warrants at $2.20 - $2.50 per share                         --               --              --              11,085
Issuance of shares for services, net                                    --               --              --             100,000
Net loss                                                        (6,387,506)              --              --          (6,387,506)
                                                              ------------        ---------        --------        ------------
Balance at July 31, 1998                                       (51,797,645)              --              --           3,691,838

Issuance of options for services                                        --               --              --             205,593
Issuance of shares for services, net                                    --               --              --              16,405
Net loss                                                        (3,156,636)              --              --          (3,156,636)
                                                              ------------        ---------        --------        ------------
Balance at July 31, 1999 (carried forward)                    $(54,954,281)       $      --        $     --        $    757,200

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                        Common Stock
                                                              -------------------------------
                                                                                                    Capital In          Common
                                                               Number of                           Excess of par     Stock to be
                                                                 Shares             Amount             Value            Issued
                                                              ------------       ------------      -------------     -----------
Balance at July 31, 1999 (brought forward)                      17,286,594       $     17,286       $ 55,694,195       $     --

Sale of shares to private investors, net                           875,000                875            547,417             --
Exercise of options at $0.43 - $1.43 per share                      95,000                 95             45,755             --
Issuance of shares for services, net                               174,965                175             92,009             --
Vesting of options previously issued for services                       --                 --            146,912             --
Net loss                                                                --                 --                 --             --
                                                              ------------       ------------       ------------       --------
Balance at July 31, 2000                                        18,431,559             18,431         56,526,288             --

Sale of shares to private investors, net                           863,331                863            955,561             --
Exercise of options at $0.29 - $0.85 per share                     165,555                166             83,565             --
Issuance of shares for services, net                                11,800                 12             10,018             --
Exercise of convertible debentures at $0.90 per share              330,000                330            296,670             --
Issuance of warrants with convertible debt                              --                 --            178,807             --
Issuance of options for services                                        --                 --            160,426             --
Net loss                                                                --                 --                 --             --
                                                              ------------       ------------       ------------       --------
Balance at July 31, 2001                                        19,802,245             19,802         58,211,335             --

Sale of shares to private investors, net                         2,622,122              2,623          1,047,925             --
Exercise of stock options and warrants                             186,000                186             92,814             --
Issuance of shares for services, net                                78,340                 78             64,048             --
Exercise of convertible debentures at $0.90 per share               72,214                 72             64,921             --
Vesting of options previously issued for services                       --                 --            173,436             --
Net loss                                                                --                 --                 --             --
                                                              ------------       ------------       ------------       --------
Balance at July 31, 2002                                        22,760,921       $     22,761       $ 59,654,479       $     --
                                                              ============       ============       ============       ========



                                                                 Deficit
                                                               Accumulated                        Deferred           Total
                                                                  During                         compensation,    Stockholders'
                                                                Development     Subscription      restricted         Equity
                                                                   Stage          Receivable        stock         (Deficiency)
                                                                ------------    -------------    -------------    -------------
Balance at July 31, 1999 (brought forward)                      $(54,954,281)       $     --       $     --       $    757,200

Sale of shares to private investors, net                                  --              --             --            548,292
Exercise of options at $0.43 - $1.43 per share                            --              --             --             45,850
Issuance of shares for services, net                                      --              --             --             92,184
Vesting of options previously issued for services                         --              --             --            146,912
Net loss                                                          (1,722,298)             --             --         (1,722,298)
                                                                ------------        --------       --------       ------------
Balance at July 31, 2000                                         (56,676,579)             --             --           (131,860)

Sale of shares to private investors, net                                  --              --             --            956,424
Exercise of options at $0.29 - $0.85 per share                            --              --             --             83,731
Issuance of shares for services, net                                      --              --             --             10,030
Exercise of convertible debentures at $0.90 per share                     --              --             --            297,000
Issuance of warrants with convertible debt                                --              --             --            178,807
Issuance of options for services                                          --              --             --            160,426
Net loss                                                          (2,294,936)             --             --         (2,294,936)
                                                                ------------        --------       --------       ------------
Balance at July 31, 2001                                         (58,971,515)             --             --           (740,378)

Sale of shares to private investors, net                                  --              --             --          1,050,548
Exercise of stock options and warrants                                    --              --             --             93,000
Issuance of shares for services, net                                      --              --             --             64,126
Exercise of convertible debentures at $0.90 per share                     --              --             --             64,993
Vesting of options previously issued for services                         --              --             --            173,436
Net loss                                                          (2,591,162)             --             --         (2,591,162)
                                                                ------------        --------       --------       ------------
Balance at July 31, 2002                                        $(61,562,677)       $     --       $     --       $ (1,885,437)
                                                                ============        ========       ========       ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                   Years ended July 31, 2002, 2001 and 2000,
                      and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2002

                                                                  August 24, 1981
                                                                     (date of
                                                                   inception) to
                                                                     July 31,
                                                                        2002            2002            2001            2000
                                                                  ---------------   ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $(61,562,677)   $ (2,591,162)   $ (2,294,936)   $ (1,722,298)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
       Gain on sale of marketable securities                             (25,963)             --              --              --
       Depreciation and amortization                                   1,531,406          38,948          74,615          93,748
       Loss on disposal of property and equipment                         18,926              --              --              --
       Noncash operating expenses                                      6,032,053         207,947         304,722         146,912
       Amortization of deferred compensation                          11,442,000              --              --              --
       Amortization of organization costs                                  4,590              --              --              --
       Changes in assets and liabilities:
        (Increase) decrease in other current assets                     (105,621)         (2,821)        (14,316)         58,224
        (Increase) decrease in other assets                               27,384         (22,327)         13,527              --
        Increase in loans and interest payable, related party            744,539              --              --              --
        Increase (decrease) in accounts payable                        1,156,364         450,282         249,214          76,901
        Increase in accrued payroll and expenses, related parties      2,348,145              --              --              --
        Increase (decrease) in accrued expenses                        1,383,291         388,465          53,967        (366,804)
                                                                    ------------    ------------    ------------    ------------
             Net cash used in operating activities                   (37,005,563)     (1,530,668)     (1,613,207)     (1,713,317)
                                                                    ------------    ------------    ------------    ------------

Cash flows from investing activities:
       Purchase of marketable securities                                (290,420)             --              --              --
       Proceeds from sale of marketable equity securities                316,383              --              --              --
       Purchase of property and equipment                             (1,406,836)             --              --         (37,575)
       Patent costs                                                      (97,841)             --              --              --
                                                                    ------------    ------------    ------------    ------------
             Net cash used in investing activities                    (1,478,714)             --              --         (37,575)
                                                                    ------------    ------------    ------------    ------------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                  August 24, 1981
                                                                     (date of
                                                                   inception) to
                                                                     July 31,
                                                                        2002            2002            2001          2000
                                                                  ---------------   ------------    ------------  ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                               $    849,500    $         --    $        --   $         --
  Payment of short-term borrowings                                      (628,500)         (5,000)            --             --
  Increase in loans payable, related party, net                        2,768,662         139,794             --             --
  Proceeds from bank debt and other long-term debt, net of
     deferred debt costs                                               2,752,460         300,000             --         41,577
  Reduction of bank debt and long-term debt                           (2,942,460)         (6,612)        (6,605)       (10,515)
  Proceeds from issuance of common stock, net                         29,360,711       1,050,548        956,424        548,292
  Proceeds from exercise of stock options and warrants, net            5,683,254          93,000         83,731         45,850
  Proceeds from issuance of convertible debentures, related party        297,000              --        297,000             --
  Proceeds from issuance of convertible debentures, unrelated
     party                                                               416,993              --         69,993             --
                                                                    ------------    ------------    -----------   ------------
       Net cash provided by financing activities                      38,557,620       1,571,730      1,400,543        625,204
                                                                    ------------    ------------    -----------   ------------
       Net increase (decrease) in cash and cash equivalents               85,843          41,062       (212,664)    (1,125,688)
Cash and cash equivalents at beginning of period                              --          44,781        257,445      1,383,133
                                                                    ------------    ------------    -----------   ------------
Cash and cash equivalents at end of period                          $     85,843    $     85,843    $    44,781   $    257,445
                                                                    ============    ============    ===========   ============

Supplemental disclosure of cash flow information - interest paid    $  1,682,641    $     20,195    $     8,733   $      4,980
                                                                    ============    ============    ===========   ============

Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
     to officer                                                     $  2,725,000    $         --    $        --   $         --
                                                                    ============    ============    ===========   ============

  Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                         $  3,242,000    $         --    $   297,000   $         --
                                                                    ============    ============    ===========   ============

  Conversion of short-term borrowings to common stock               $    226,000    $         --    $        --   $         --
                                                                    ============    ============    ===========   ============

  Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                       $  3,194,969    $         --    $        --   $         --
                                                                    ============    ============    ===========   ============

  Repurchase of stock options from related party                    $   (198,417)   $         --    $        --   $         --
                                                                    ============    ============    ===========   ============

  Conversion of accrued interest to stock options                   $    142,441    $         --    $        --   $         --
                                                                    ============    ============    ===========   ============



  Conversions of accounts payable to common stock                   $    360,326    $     64,126    $    10,030   $     92,184
                                                                    ============    ============    ===========   ============

  Conversion of notes payable, bank and accrued interest to
     long-term debt                                                 $  1,699,072    $         --    $        --   $         --
                                                                    ============    ============    ===========   ============

Conversion of loans and Interest Payable, related party and
  accrued payroll and expenses, related parties to long-term
  accrued payroll and other, related party                          $  1,863,514    $         --    $        --   $         --
                                                                    ============    ============    ===========   ============

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                  August 24, 1981
                                                                     (date of
                                                                   inception) to
                                                                     July 31,
                                                                        2002            2002            2001          2000
                                                                  ---------------   ------------    ------------  ------------
  Issuance of common stock upon the conversion of convertible
     subordinated debentures, other                                 $    191,993    $     64,993    $        --   $         --
                                                                    ============    ============    ===========   ============

  Issuance of common stock for services rendered                    $      2,460    $         --    $        --   $      2,460
                                                                    ============    ============    ===========   ============

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

(3)   Property and Equipment

      Property and equipment, at cost, consists of the following at July 31:

                                                    2002           2001
                                                 ----------     ----------

      Laboratory equipment                       $  755,040     $  755,040
      Office equipment                              296,105        296,105
      Leasehold improvements                         97,833         97,833
                                                 ----------     ----------
      Total                                       1,148,978      1,148,978
      Less accumulated depreciation
         and amortization                         1,120,371      1,081,423
                                                 ----------     ----------
      Property and equipment, net                $   28,607     $   67,555
                                                 ==========     ==========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(4)   Long-term Debt

      Long-term debt consists of the following at July 31:

                                                                             2002       2001
                                                                           --------   --------
      Note payable, unsecured, unrelated party at 8% interest and due as follows: $100,000 due December 4, 2003, $100,000 due February 17,
      2004 and $100,000 due March 29, 2004.                                $300,000   $     --
      Note payable, in monthly installments of $1,459, including principal and interest commencing April 2000 and each month
         thereafter until March 2005, secured by equipment.                  24,108   $ 30,720
                                                                           --------   --------
                                                                            324,108     30,720
      Less current portion                                                    8,179      7,057
                                                                           --------   --------
                                                                           $315,929   $ 23,663
                                                                           ========   ========

(5)   Related Party Instruments

      During the fiscal year ended July 31, 2002, Kuslima Shogen, the Company's CEO has made loans to the Company repayable upon demand bearing interest at 8% per annum. As of July 31, 2002, the Company owes Ms. Shogen $139,794 classified as a current liability included in Loan payable, related party. Amounts due from Ms. Shogen totaling $68,667 are classified as a long term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. The Company earns interest at a rate of 8% per annum on the unpaid balance.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

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

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 85,221 five-year stock options as payment for services rendered. The options vested immediately and have a per share exercise prices of $0.75 as to 70,000 stock options and $0.94 as to 15,221 stock options. The Company recorded an aggregate total of $40,747 non cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options-pricing model.

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

      During the fiscal year ended July 31, 2002, the Company issued warrants to purchase 1,500,000 shares of common stock to Roan Meyers Associates L.P. for an aggregate warrant purchase price of $1,500 in connection with the engagement of Roan Meyers to render advisory services. Roan Meyers has already exercised warrants to purchase an aggregate of 186,000 shares of common stock during the fiscal year ended July 31, 2002 with an exercise price of $0.50 per share, resulting in net proceeds of $93,000 to the Company. Warrants to purchase an additional 314,000 shares are currently exercisable, of which 64,000 shares have an exercise price of $0.50 per share and 250,000 have an exercise price of $1.00 per share. The remaining 1,000,000 warrants will become exercisable if Roan Meyers is successful in helping the Company raise capital. For each $1 million in capital financing raised with the assistance of Roan Meyers, 200,000 warrants will become exercisable up to 1,000,000 warrants in the aggregate. Of those 1,000,000 warrants, 400,000 are exercisable at $1.00 per share and 600,000 are exercisable at $1.50 per share. The Company recorded an expense equal to the fair market value of the first 500,000 warrants in February 2002 based upon the fair value of such warrants as estimated by Black-Scholes pricing model ($153,300), less the $1,500 received from the sale of the warrants. The additional warrants vest contingent upon capital being raised and will be accounted for as part of the capital transaction.

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

(9)   Common Stock Warrants, (Continued)

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Common Stock Warrants, (Continued)

                                                               Warrants        Exercise Price       Expiration
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

      The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2002:

                                         Shares Available      Number of          Weighted Average
                                            for Grant           Shares        Exercise Price Per Share
                                            ---------           ------        ------------------------
      Balance August 1, 1994                1,926,841          5,935,337               $3.76
           Granted                           (818,850)           818,850                2.60
           Exercised                               --           (185,000)               2.36
           Canceled                                --         (1,897,500)               4.30
                                            ---------          ---------
      Balance July 31, 1995                 1,107,991          4,671,687                3.39
           Granted                           (296,205)           296,205                3.99
           Exercised                               --           (656,334)               2.92
           Canceled                             6,500           (235,333)               4.89
                                            ---------          ---------
      Balance July 31, 1996                   818,286          4,076,225                3.43
           1997 Plan                        2,000,000                 --                  --
           Granted                           (932,500)           932,500                4.90
           Exercised                               --           (639,500)               3.82
           Canceled                           484,845           (484,845)               4.70
                                            ---------          ---------
      Balance July 31, 1997                 2,370,631          3,884,380                3.56

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

                                         Shares Available      Number of          Weighted Average
                                            for Grant           Shares        Exercise Price Per Share
                                            ---------           ------        ------------------------
           Granted                           (234,333)           234,333                3.31
           Canceled                            91,100            (91,100)               3.81
                                            ---------         ----------
      Balance July 31, 1998                 2,227,398          4,027,613                3.54
           Granted                           (595,000)           595,000                0.62
           Canceled                           443,934           (555,737)               3.97
                                            ---------         ----------
      Balance July 31, 1999                 2,076,332          4,066,876                3.05
           Granted                           (827,000)           827,000                0.52
           Exercised                               --            (95,000)               0.48
           Canceled                           638,395         (1,031,880)               2.73
                                            ---------         ----------
      Balance July 31, 2000                 1,887,727          3,766,996                2.65
           Granted                           (447,000)           447,000                0.85
           Exercised                               --           (165,555)               0.51
           Canceled                           774,315         (1,018,557)               3.42
                                            ---------         ----------
      Balance July 31, 2001                 2,215,042          3,029,884                2.24
           Granted                           (544,221)           544,221                0.69
           Exercised                               --                 --                  --
           Canceled                           655,840           (900,081)               2.31
                                            ---------         ----------
      Balance July 31, 2002                 2,326,661          2,674,024                1.90
                                            =========         ==========               =====

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

      The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2002, 2001 and 2000 were $0.40, $0.74 and $0.45, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                                       2002      2001      2000
                                                       ----      ----      ----

      Expected dividend yield                             0%        0%        0%
      Risk-free interest rate                          5.50%     5.50%     6.00%
      Expected stock price volatility                 88.71%   104.25%   114.50%
      Expected term until exercise (years)             5.60      6.00      6.37

      Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded are as follows:

      Net Loss:                     2002             2001             2000
                               -------------    -------------    -------------
        As reported            $  (2,591,162)   $  (2,294,936)   $  (1,722,298)
        Pro forma                 (2,760,870)      (2,522,656)      (1,956,667)
      Loss per common share:
        As reported            $       (0.12)   $       (0.12)   $       (0.10)
        Pro forma                      (0.13)           (0.13)           (0.20)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

      The following table summarizes information concerning options outstanding at July 31, 2002:

                     Options Outstanding                                 Options Exercisable
       -------------------------------------------------        -----------------------------------
                                        Weighted Average        Weighted                   Weighted
                                           Remaining             Average                   Average
           Range of                       Contractual           Exercise                   Exercise
       Exercise Prices      Shares        Term (Years)            Price       Shares        Price
       ---------------      ------        ------------            -----       ------        -----
         $0.00 - 1.99      1,598,666          4.38                $0.68        938,466      $0.71
          2.00 - 2.99         95,250          4.21                 2.73         50,250       2.80
          3.00 - 3.99        688,771          1.16                 3.22        663,771       3.20
          4.00 - 4.99         98,837          1.91                 4.58         98,837       4.58
          5.00 - 5.99        147,500          2.77                 5.18        147,500       5.18
          6.00 - 6.99         45,000           .42                 6.97         45,000       6.97
         ============      ---------          ====                =====      ---------      =====
                           2,674,024                                         1,943,824
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
                                                                          ==========         ==========

      In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                             Shares          Price Range
                                                                             ------          -----------
            Granted (42,167 options were repriced and extended
              as described in note 9)                                        894,887         $2.50-7.00
            Exercised                                                        (81,000)         3.97-6.50
            Expired                                                         (201,720)         3.97-6.50
                                                                            --------
            Balance at July 31, 1994                                         612,167          2.50-7.00
                                                                            ========         ==========

      All of the above options expired as of July 31, 2001.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

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

(11)  Stock Grant and Compensation Plans

      The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:

         Year ended                        Fair               Amount of
          July 31,        Shares           Value            Compensation
          --------        ------           -----            ------------

            1983          20,000        $   5.50             $ 110,000
            1984          19,750            5.125              101,219
            1985          48,332         5.125-15.00           478,105
            1986          11,250         5.125-15.00           107,032
            1988          19,000            3.50                 6,500
                        ========        ============         =========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11)  Stock Grant and Compensation Plans, (Continued)

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

         Year ended                        Fair               Amount of
          July 31,        Shares           Value            Compensation
          --------        ------           -----            ------------

            1984         130,250          $2.50-3.88         $ 385,917
            1985          99,163          3.50-15.00           879,478
            1985         (42,500)           2.50              (105,825)*
            1986          15,394          9.65-15.00           215,400
            1987           5,000            15.00               75,000
                        ========        ============         =========

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

(11)  Stock Grant and Compensation Plans, (Continued)

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), the Company had $1,535,000 total available tax benefits of which $426,000 was allocated to be sold between July 1, 2001 to June 30, 2002. In December 2001, the Company received $354,000 from the sale of an aggregate of $426,000 tax benefits which was recognized as a tax benefit for the fiscal year 2002. In December 2000 and 1999, the Company received $451,000 and $756,000 from the sale of its allocated tax benefits which was recognized as tax benefits for the fiscal years 2001 and 2000, respectively.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(12)  Income Taxes, (Continued)

      The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,109,000 between July 1, 2002 and June 30, 2003, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

      At July 31, 2002 and 2001, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                           2002              2001
                                                                       ------------      ------------
      Deferred tax assets:
             Excess of book over tax depreciation and amortization     $     71,018      $     83,946

             Accrued expenses                                               146,843           131,098
             Federal and state net operating loss carryforwards          14,787,041        14,666,868
             Research and experimentation and investment tax
                 credit carry forwards                                    1,259,070         1,203,536
                                                                       ------------      ------------
      Total gross deferred tax assets                                    16,263,972        16,085,448
      Valuation allowance                                               (16,263,972)      (16,085,448)
                                                                       ------------      ------------
      Net deferred tax assets                                          $         --      $         --
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

(13)  Other Financial Information

      Accrued expenses as of July 31, consist of the following:

                                                 2002         2001
                                               --------     --------

            Payroll and payroll taxes          $351,575     $ 43,876
            Professional fees                    27,000       50,690
            Clinical trial grants               374,522      327,745
            Other                               101,181       43,502
                                               --------     --------
                                               $854,278     $465,813
                                               ========     ========

      Other current assets as of July 31, consist of the following:

                                                 2002         2001
                                               --------     --------

            Prepaid insurance                  $ 45,450     $ 35,380
            Other                                   304        7,553
                                               --------     --------
                                               $ 45,754     $ 42,933
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

      Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2002:

                                                            Payments Due by Fiscal Year
                                             ---------------------------------------------------------

                                                                                             2005 and
                                              Total       2003        2004        2005      Thereafter
                                              -----       ----        ----        ----      ----------
      Research and development
      commitments                            $   -0-     $   -0-     $   -0-     $   -0-     $   -0-
      Operating leases                        58,200      19,800      19.200      19,200         -0-
                                             -------     -------     -------     -------     -------
      Total contractual cash obligations     $58,200     $19,800     $19,200     $19,200     $   -0-
                                             =======     =======     =======     =======     =======

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

(16)  401(K) Savings Plan

      Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(16)  401(k) Savings Plan, (Continued)

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

(17)  Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                         2002                                                     2001
                   --------------------------------------------------------------------------------------------------------------
                   First      Second     Third     Fourth       Totals      First     Second      Third     Fourth       Totals
---------------------------------------------------------------------------------------------------------------------------------
Interest
  income          $    --    $    .1    $    .1    $   4.6    $     4.8    $   3.8    $   3.0    $   1.5    $   4.8    $    13.1

Operating  loss    (731.1)    (697.9)    (792.8)    (723.2)    (2,945.0)    (511.9)    (688.4)    (762.2)    (783.8)    (2,746.3)
---------------------------------------------------------------------------------------------------------------------------------
Net income
  (loss)           (377.3)    (697.9)    (792.8)    (723.2)    (2,591.2)     (60.5)    (688.4)    (762.2)    (783.8)    (2,294.9)

Loss per share
  - basic and
  diluted         $ (0.02)   $ (0.03)   $ (0.04)   $ (0.03)   $   (0.12)   $  0.00    $ (0.04)   $ (0.04)   $ (0.04)   $   (0.12)
---------------------------------------------------------------------------------------------------------------------------------