Form 10-Q
period 2002-10-31
ALFACELL CORP
filed 2002-12-16
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     October  31,  2002                                     0-11088
For the quarterly period ended                       Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-2369085
(State or other jurisdiction of                          (I.R.S. Employer
 organization)                                           Identification No.)

       225 Belleville Avenue, Bloomfield, New Jersey         07003
          (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number,                         (973) 748-8082
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

      The number of shares of common stock, $.001 par value, outstanding as of December 12, 2002 was 22,872,958 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                       October 31, 2002 and July 31, 2002

                                                                                         October 31,
                                                                                             2002          July 31,
                                      ASSETS                                             (Unaudited)         2002
                                      ------                                             -----------         -----
Current assets:
   Cash and cash equivalents                                                             $     42,195     $     85,843
   Income tax receivable                                                                      229,459               --
   Other assets                                                                                37,153           45,754
                                                                                         ------------     ------------
         Total current assets                                                                 308,807          131,597

Property and equipment, net of accumulated depreciation and amortization
 of $1,126,079 at October 31, 2002 and $1,120,371 at July 31, 2002                             22,899           28,607

Loan receivable, related party                                                                 68,667           68,667
                                                                                         ------------     ------------
        Total assets                                                                     $    400,373     $    228,871
                                                                                         ============     ============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
                   ------------------------------------------

Current liabilities:
   Current portion of long-term debt                                                     $     28,427     $      8,179
   Loan payable, related party                                                                139,794          139,794
   Accounts payable                                                                           780,391          796,128
   Accrued expenses                                                                         1,047,378          854,278
                                                                                         ------------     ------------
        Total current liabilities                                                           1,995,990        1,798,379

Long-term debt, less current portion                                                          563,728          315,929
                                                                                         ------------     ------------
        Total liabilities                                                                   2,559,718        2,114,308
                                                                                         ------------     ------------

Stockholders' (deficiency):
   Preferred stock, $.001 par value;
      Authorized and unissued, 1,000,000 shares at October 31, 2002 and July 31, 2002              --               --
   Common stock $.001 par value;
      Authorized 40,000,000 shares at October 31, 2002 and July 31, 2002;
      Issued and outstanding, 22,872,958 shares at October 31, 2002 and 22,760,921
      shares at July 31, 2002                                                                  22,873           22,761
   Capital in excess of par value                                                          59,710,374       59,654,479
   Deficit accumulated during development stage                                           (61,892,592)     (61,562,677)
                                                                                         ------------     ------------
        Total stockholders' (deficiency)                                                   (2,159,345)      (1,885,437)
                                                                                         ------------     ------------

        Total liabilities and stockholders' (deficiency)                                 $    400,373     $    228,871
                                                                                         ============     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 2002 and 2001,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2002

                                   (Unaudited)

                                                       Three Months Ended            August 24, 1981
                                                           October 31,             (Date of Inception)
                                                          ------------                     to
                                                      2002              2001        October 31, 2002
                                                      ----              ----        ----------------
Revenue:
   Sales                                          $         --      $         --      $    553,489
   Investment income                                       114                21         1,377,237
   Other income                                         30,000                --            90,103
                                                  ------------      ------------      ------------
   Total revenue                                        30,114                21         2,020,829
                                                  ------------      ------------      ------------

Costs and expenses:
   Cost of sales                                            --                --           336,495
   Research and development                            419,504           501,523        40,321,477
   General and administrative                          135,756           195,425        21,799,202
   Interest:
       Related parties                                      --                --         1,147,547
       Others                                           34,228            34,155         2,099,140
                                                  ------------      ------------      ------------
Total costs and expenses                               589,488           731,103        65,703,861
                                                  ------------      ------------      ------------

Net loss before state tax benefit                     (559,374)         (731,082)      (63,683,032)

State tax benefit                                      229,459           353,730         1,790,440
                                                  ------------      ------------      ------------

Net loss                                          $   (329,915)     $   (377,352)     $(61,892,592)
                                                  ============      ============      ============

Loss per basic and diluted common share           $      (0.01)     $      (0.02)
                                                  ============      ============

Weighted average number of shares outstanding       22,787,272        20,071,903
                                                  ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 2002 and 2001,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2002

                                   (Unaudited)

                                                         Three Months Ended            August 24, 1981
                                                             October 31,             (Date of Inception)
                                                             -----------                      to
                                                       2002              2001         October 31, 2002
                                                       ----              ----         ----------------
Cash flows from operating activities:
 Net loss                                           $(329,915)        $(377,352)        $(61,892,592)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Gain on sale of marketable securities                    --                --              (25,963)
  Depreciation and amortization                         5,709            12,450            1,537,115
  Loss on disposal of property and equipment               --                --               18,926
  Noncash operating expenses                           29,049            85,174            6,061,102
  Amortization of deferred compensation                    --                --           11,442,000
  Amortization of organization costs                       --                --                4,590
Changes in assets and liabilities:
  Increase in income tax receivable                  (229,459)         (353,730)            (229,459)
  Decrease (increase) other current assets              8,601            18,848              (97,020)
  Decrease in other assets                                 --            10,000               27,384
  Increase in interest payable-related party               --                --              744,539
  (Decrease) increase in accounts payable             (15,737)          269,192            1,140,627
  Increase in accrued payroll and
     expenses, related parties                             --                --            2,348,145
  Increase in accrued expenses                        203,100            52,614            1,598,891
                                                    ---------         ---------         ------------
  Net cash used in operating activities              (328,652)         (282,804)         (37,321,715)
                                                    ---------         ---------         ------------

Cash flows from investing activities:
  Purchase of marketable equity securities                 --                --             (290,420)
  Proceeds from sale of marketable equity
     securities                                            --                --              316,383
  Purchase of property and equipment                       --                --           (1,406,836)

  Patent costs                                             --                --              (97,841)
                                                    ---------         ---------         ------------


Net cash used in investing activities                      --                --           (1,478,714)
                                                    ---------         ---------         ------------

                                                                                         (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 2002 and 2001
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2002

                                   (Unaudited)

                                                                                Three Months Ended            August 24, 1981
                                                                                    October 31,                   (Date of
                                                                                    -----------                 Inception) to
                                                                              2002               2001         October 31, 2002
                                                                              ----               ----         ----------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                      $    25,000        $        --        $    869,500
 Payment of short-term borrowings                                              (5,000)            (5,000)           (628,500)
 Increase in loans payable - related party, net                                    --                 --           2,768,662
 Proceeds from bank debt and other long-term debt, net of
  discount costs                                                              250,000                 --           3,002,460
 Reduction of bank debt and long-term debt                                     (1,954)            (1,108)         (2,944,414)
 Proceeds from issuance of common stock, net                                    7,000            252,116          29,367,711
 Proceeds from exercise of stock options and warrants, net                      9,958                 --           5,693,212
 Proceeds from issuance of convertible debentures, related party                   --                 --             297,000
 Proceeds from issuance of convertible debentures, unrelated party                 --                 --             416,993
                                                                          -----------        -----------        ------------
        Net cash  provided by financing activities                            285,004            246,008          38,842,624
                                                                          -----------        -----------        ------------
Net (decrease) increase in cash and cash equivalents                          (43,648)           (36,796)             42,195
Cash and cash equivalents at beginning of period                               85,843             44,781                  --
                                                                          -----------        -----------        ------------
Cash and cash equivalents at end of period                                $    42,195        $     7,985        $     42,195
                                                                          ===========        ===========        ============
Supplemental disclosure of cash flow information - interest
  paid                                                                    $    11,065        $     1,915        $  1,693,706
                                                                          ===========        ===========        ============
Noncash financing activities:
 Issuance of convertible subordinated debenture for loan payable
  to officer                                                              $        --        $        --        $  2,725,000
                                                                          ===========        ===========        ============
 Issuance of common stock upon the conversion of convertible
  subordinated debentures, related party                                  $        --        $        --        $  3,242,000
                                                                          ===========        ===========        ============
 Conversion of short-term borrowings to common stock                      $        --        $        --        $    226,000
                                                                          ===========        ===========        ============
 Conversion of accrued interest, payroll and expenses by related
  parties to stock options                                                $        --        $        --        $  3,194,969
                                                                          ===========        ===========        ============
 Repurchase of stock options from related party                           $        --        $        --        $   (198,417)
                                                                          ===========        ===========        ============
 Conversion of accrued interest to stock options                          $        --        $        --        $    142,441
                                                                          ===========        ===========        ============
 Conversion of accounts payable to common stock                           $    10,000        $    50,000        $    370,326
                                                                          ===========        ===========        ============
 Conversion of notes payable, bank and accrued interest
  to long-term debt                                                       $        --        $        --        $  1,699,072
                                                                          ===========        ===========        ============
 Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
  accrued payroll and other, related party                                $        --        $        --        $  1,863,514
                                                                          ===========        ===========        ============
 Issuance of common stock upon the conversion of convertible
  subordinated debentures, other                                          $        --        $    64,993        $    191,993
                                                                          ===========        ===========        ============
 Issuance of common stock for services rendered                           $        --        $        --        $      2,460
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2002 and its results of operations for the three month periods ended October 31, 2002 and 2001 and the period from August 24, 1981 (date of inception) to October 31, 2002. The results of operations for the three months ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent accountants on the Company's July 31, 2002 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. As of October 31, 2002, the Company continued to incur losses, had a working capital deficit and limited liquid resources which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at October 31, 2002 or July 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund its operations from cash on hand and through the sources of capital previously described. From August 1, 2002 through December 6, 2002, the Company received gross proceeds of approximately $532,000 from long-term and short-term borrowings from unrelated parties, the private placement of common stock and warrants and other income. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

2. LOSS PER COMMON SHARE

      "Basic" loss per common share equals net loss divided by weighted average common shares outstanding during the period. "Diluted" loss per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

2. LOSS PER COMMON SHARE, Continued

Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 9,911,044 and 5,697,103 at October 31, 2002 and 2001, respectively.

3. RELATED PARTY INSTRUMENTS

      The Company's CEO, Kuslima Shogen, has made loans to the Company repayable upon demand bearing interest at 8% per annum. As of October 31, 2002, the Company owes Ms. Shogen $139,794 classified as a current liability included in Loan payable, related party. Amounts due from Ms. Shogen totaling $68,667 are classified as a long term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. The Company earns interest at a rate of 8% per annum.

4. LONG TERM DEBT, NOTES PAYABLE

      In September 2002, the Company issued a total of $250,000 8% notes payable to unrelated parties, due in thirty days. In addition, the Company issued warrants to purchase a total of 250,000 shares of common stock expiring in five years at an exercise price of $0.60 per share. The Company recorded a total of $20,660 non-cash interest expense for these warrants, based upon the fair value of such warrants on the date of issuance as estimated by the Black-Scholes options-pricing model. In October 2002, the Company and the unrelated parties agreed to extend the notes of which $50,000 will become due on April 7, 2004 and $200,000 will become due on July 1, 2004. In consideration for the extension, the Company issued warrants to purchase a total of 250,000 shares of common stock at an exercise price of $1.00 per share, expiring in five years. Based on the fair value of these warrants on the date of issuance, as estimated by the Black-Scholes options-pricing model, the fair value of these warrants were nominal. In addition, the unrelated parties can convert the notes into the Company's common stock at a conversion rate of $0.30 per share for the $50,000 note and $0.20 per share for the $200,000 note.

5. CAPITAL STOCK

      In September 2002, the Company issued 40,000 shares of common stock upon the exercise of warrants by an unrelated party, which resulted in net proceeds of $10,000 to the Company.

      In October 2002, the Company issued 37,037 shares of common stock in settlement of accounts payable in the amount of $10,000. The settled accounts payable amount was credited to equity as the value of the common stock.

      In October 2002, the Company sold 35,000 shares of common stock to a private investor resulting in proceeds of $7,000 to the Company. In addition, the private investor was granted five-year warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

5. CAPITAL STOCK, Continued

      In October 2002, the Company issued five-year stock options to purchase 25,000 shares of common stock to an unrelated party as an incentive for lending the Company an aggregate of $25,000, of which, $5,000 was repaid during the quarter. The stock options vested immediately and have an exercise price of $0.23 per share. The total non-cash interest expense recorded for these stock options was $2,503, based upon the fair value of such options on the date of issuance, as estimated by the Black-Scholes options-pricing model.

6. SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company has approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, the Company anticipates it will receive approximately $229,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2002. In December 2001, the Company received approximately $354,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

7. ACCRUED EXPENSES

      Included in accrued expenses as of October 31, 2002 is $545,700 of unpaid payroll and payroll taxes. The Company is currently negotiating a payment plan with the taxing authorities for the payment of payroll taxes with interest and penalties, to be determined. The Company believes that any interest and penalties assessed will not have a material adverse effect on the Company's financial position and results of operations.

8. SUBSEQUENT EVENTS

      In November 2002, the Company issued a $200,000 8% note payable to an unrelated party, which was due in thirty days. In addition, the Company issued warrants to purchase 200,000 shares of common stock expiring in five years at an exercise price of $0.60 per share. In December 2002, the Company and the unrelated party agreed to extend the note to May 2005. In consideration for the extension, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, expiring in five years. Additionally, the unrelated party can convert the note into the Company's common stock at a conversion rate of $0.20 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information contained herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to our annual report on Form 10-K for the fiscal year ended July 31, 2002 which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Results of Operations

Three month periods ended October 31, 2002 and 2001

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three months ended October 31, 2002 and 2001. For the three months ended October 31, 2002, our other income was $30,000.

      Research and Development. Research and development expense for the three months ended October 31, 2002 was $420,000 compared to $502,000 for the same period last year, a decrease of $82,000, or 16%. This decrease was primarily due to the decrease in regulatory consulting fees, partially offset by an increase in costs resulted from the expansion of our Phase III clinical trials for malignant mesothelioma in Europe.

      General and Administrative. General and administrative expense for the three months ended October 31, 2002 was $136,000 compared to $195,000 for the same period last year, a decrease of $59,000, or 30%. This decrease was primarily due to a non-cash expense relating to stock options issued for investor relations activities.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), our Company has approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we anticipate we will receive approximately $229,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2002. In December 2001, we received approximately $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended October 31, 2002 was $330,000 as compared to $377,000 for the same period last year, a decrease of $47,000 or 12%. The cumulative loss from the date of inception, August 24, 1981 to October 31, 2002, amounted to $61,893,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 2002, we had a net decrease in cash and cash equivalents of $44,000, which resulted primarily from net cash used in operating activities of $329,000, offset by net cash provided by financing activities of $285,000, which was due to: proceeds from long-term and short-term borrowings; proceeds from the exercise of warrants; and private placement of common stock and warrants. Total cash resources as of October 31, 2002 were $42,000 compared to $86,000 at July 31, 2002.

      Our current liabilities as of October 31, 2002 were $1,996,000 compared to $1,798,000 at July 31, 2002, an increase of $198,000. The increase was primarily due to an increase in expenses related to the expansion of our Phase III clinical trials for malignant mesothelioma in Europe. As of October 31, 2002 our current liabilities exceeded our current assets and we had a working capital deficit of $1,687,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from the sources of capital previously described however, there can be no assurance that we will be able to raise the capital needed. After taking into account the net proceeds we anticipate to receive from the sale of our tax benefits in December 2002, we believe that our cash and cash equivalents as of October 31, 2002 will be sufficient to meet our anticipated cash needs through November 1, 2003. We are continuing our fund raising efforts and anticipate securing required financing in the first calendar quarter of 2003. The report of our independent auditors on our July 31, 2002 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. As of October 31, 2002, we continued to incur losses, had a working capital deficiency and limited liquid resources which raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements at October 31, 2002 and July 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), our Company has approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we anticipate we will receive approximately $229,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2002. In December 2001, we received approximately $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the quarter ended October 31, 2001. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

Item 4.  Controls And Procedures.

      (a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 12, 2002, the evaluation date. Based upon the evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      (c) Recent Sales of Unregistered Securities

In September 2002, we issued a total of $250,000 8% notes payable to unrelated parties, due in thirty days. In addition, we issued warrants to purchase 250,000 shares of common stock expiring in five years at an exercise price of $0.60 per share. In October 2002, the Company and the unrelated parties agreed to extend the notes of which $50,000 will become due on April 7, 2004 and $200,000 will become due on July 1, 2004. In consideration for the extension, the Company issued warrants to purchase a total of 250,000 shares of common stock at an exercise price of $1.00 per share, expiring in five years. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

In September 2002, we issued 40,000 shares of common stock upon the exercise of warrants by an unrelated party, which resulted in net proceeds of approximately $10,000 to us. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

In October 2002, we completed a private placement resulting in the issuance of 35,000 shares of restricted common stock and five-year warrants to purchase 35,000 shares of common stock at exercise price of $1.00 per share. We received $7,000 from such private placement. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

In October 2002, we settled $10,000 of our accounts payable by issuing 37,037 shares of restricted common stock. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

The net proceeds from the above mentioned transactions will be used for general corporate purposes.

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

      10.4  Form of Stock and Warrant Purchase Agreement and Warrant Agreement
            used in Private Placement completed on March 21, 1994                                    ***

      10.5  The Company's 1993 Stock Option Plan and Form of Option Agreement                       *****

      10.6  Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen                      ****

      10.7  Accrued Salary Conversion Agreement dated March 30, 1994 with
            Kuslima Shogen                                                                          ****

                                                                                               Exhibit No. or
  Exhibit                                                                                     Incorporation by
    No.                              Item Title                                                   Reference
    ---                              ----------                                                   ---------
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

      10.25 Form of Subscription Agreement and Warrant Agreement used in the
            July 2001 Private Placements                                                              ^

      10.26 Form of Subscription Agreement and Warrant Agreement used in the
            August and October 2001 Private Placements                                                ^

      10.27 Form of Subscription Agreement and Warrant Agreement used in the
            September 2001, November 2001 and January 2002 Private Placement                          ^

      10.28 Warrant issued in the February 2002 Private Placement                                     ^

      10.29 Form of Subscription Agreement and Warrant Agreement used in the
            March 2002 and April 2002 Private Placements                                              ^

      99.1  Factors to Consider in Connection with Forward-Looking Statements                        ^^

      99.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted                             ^^^
            pursuant to section 906 of the Sarbanes-Oxley Act of 2002                               #####

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

^^^ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 2002 and incorporated herein by reference thereto.

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

#####       Filed herewith.

(b) Reports on Form 8-K.

      On December 12, 2002, we filed a report on Form 8-K which reported under
Item 4 thereof that on December 6, 2002 KPMG LLP resigned as our independent public accountants and we engaged J.H. Cohn LLP as our new independent public accountants for fiscal 2003. The resignation of KPMG LLP was accepted and the engagement of J. H. Cohn LLP was approved by the audit committee of our board of directors .

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALFACELL CORPORATION
                                                     (Registrant)


December 16, 2002                                /s/ KUSLIMA SHOGEN
                                                 ------------------------------
                                                 Kuslima Shogen, Chief Executive
                                                 Officer, Acting Chief Financial
                                                 Officer (Principal Executive
                                                 Officer, Principal Accounting
                                                 Officer) and Chairman of the
                                                 Board

                                 CERTIFICATIONS

I, Kuslima Shogen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alfacell Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002


                                        /s/ Kuslima Shogen
                                        ----------------------------------
                                        Name:  Kuslima Shogen
                                        Title: Chief Executive Officer and
                                               Chairman of the Board

                                 CERTIFICATIONS

I, Kuslima Shogen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alfacell Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                        /s/ Kuslima Shogen
                                        -------------------------------------
                                        Name:  Kuslima Shogen
                                        Title: Acting Chief Financial Officer