Form 10-Q
period 2003-01-31
ALFACELL CORP
filed 2003-03-17
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       January 31, 2003                                           0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    22-2369085
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
organization)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

                                 NOT APPLICABLE
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The number of shares of common stock, $.001 par value, outstanding as of March 14, 2003 was 22,982,958 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS
                       January 31, 2003 and July 31, 2002

                                                                                            January 31,
                                                                                               2003            July 31,
                                              ASSETS                                        (Unaudited)          2002
                                                                                            -----------          ----
Current assets:
    Cash and cash equivalents                                                              $     18,963      $     85,843
    Other assets                                                                                 12,098            45,754
                                                                                           ------------      ------------
         Total current assets                                                                    31,061           131,597

Property and equipment, net of accumulated depreciation and amortization
   of $1,131,788 at January 31, 2003 and $1,120,371 at July 31, 2002                             17,190            28,607

Loan  receivable, related party                                                                  71,414            68,667
                                                                                           ------------      ------------
         Total assets                                                                      $    119,665      $    228,871
                                                                                           ============      ============

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt                                                      $    108,680      $      8,179
    Loan payable, related party                                                                 104,033           139,794
    Accounts payable                                                                            599,834           796,128
    Accrued expenses                                                                          1,195,334           854,278
                                                                                           ------------      ------------
         Total current liabilities                                                            2,007,881         1,798,379

Long-term debt, less current portion, net of debt discount of $138,460                          688,001           315,929
                                                                                           ------------      ------------
         Total liabilities                                                                    2,695,882         2,114,308
                                                                                           ------------      ------------

Stockholders' (deficiency):
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at January 31, 2003 and July 31, 2002               --                --
    Common stock $.001 par value
       Authorized 40,000,000 shares at January 31, 2003 and July 31, 2002;
       Issued and outstanding, 22,872,958 at January 31, 2003 and
       22,760,921 shares at July 31, 2002                                                        22,873            22,761
    Capital in excess of par value                                                           60,030,909        59,654,479
    Deficit accumulated during the development stage                                        (62,629,999)      (61,562,677)
                                                                                           ------------      ------------
         Total stockholders' (deficiency)                                                    (2,576,217)       (1,885,437)
                                                                                           ------------      ------------

         Total liabilities and stockholders' (deficiency)                                  $    119,665      $    228,871
                                                                                           ============      ============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 2003 and 2002, and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2003

                                   (Unaudited)


                                                   Three Months Ended                  Six Months Ended        August 24, 1981
                                                      January 31,                         January 31,             (Date of
                                                      ------------                        -----------           Inception) to
                                                 2003             2002             2003             2002      January 31, 2003
                                                 ----             ----             ----             ----      ----------------
Revenue:
     Sales                                   $        --      $        --      $        --      $        --     $    553,489
     Investment income                               120              136              234              157        1,377,357
     Other income                                     --               --           30,000               --           90,103
                                             -----------      -----------      -----------      -----------     ------------

     Total revenue                                   120              136           30,234              157        2,020,949
                                             -----------      -----------      -----------      -----------     ------------

Costs and expenses:
     Cost of sales                                    --               --               --               --          336,495
     Research and development                    379,866          506,458          799,370        1,007,981       40,701,343
     General and administrative                  152,320          188,189          288,076          383,614       21,951,522
     Interest:
         Related parties, net                      1,286               --            1,286               --        1,148,833
         Others                                  204,056            3,363          238,284           37,518        2,303,196
                                             -----------      -----------      -----------      -----------     ------------

Total costs and expenses                         737,528          698,010        1,327,016        1,429,113       66,441,389
                                             -----------      -----------      -----------      -----------     ------------

Loss before state tax benefit                   (737,408)        (697,874)      (1,296,782)      (1,428,956)     (64,420,440)

State tax benefit                                     --               --          229,459          353,730        1,790,440
                                             -----------      -----------      -----------      -----------     ------------

Net loss                                     $  (737,408)     $  (697,874)     $(1,067,323)     $(1,075,226)    $(62,630,000)
                                             ===========      ===========      ===========      ===========     ============

Loss per basic common share                  $      (.03)     $      (.03)     $      (.05)    $       (.05)
                                             ===========      ===========      ===========      ===========
Weighted average number of shares
     outstanding                              22,872,958       20,581,938       22,830,115       20,326,920
                                             ===========      ===========      ===========      ===========


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2003 and 2002,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2003

                                   (Unaudited)

                                                                             Six Months Ended           August 24, 1981
                                                                                 January 31,          (Date of Inception)
                                                                                 -----------                   to
                                                                            2003             2002       January 31, 2003
                                                                            ----             ----       ----------------
Cash flows from operating activities:
  Net loss                                                              $(1,067,323)     $(1,075,226)     $(62,630,000)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                                        --               --           (25,963)
    Depreciation and amortization                                            11,417           24,080         1,542,823
    Loss on disposal of property and equipment                                   --               --            18,926
    Noncash operating expenses                                               14,275          107,315         6,046,328
    Charge for beneficial conversion rights                                 200,487               --           200,487
    Amortization of debt discount                                             7,626               --             7,626
    Amortization of deferred compensation                                        --               --        11,442,000
    Amortization of organization costs                                           --               --             4,590
  Changes in assets and liabilities:
    Decrease (increase) other current assets                                 33,656           21,439           (71,965)
    (Increase) Decrease in other assets                                      (2,747)         (17,927)           24,637
    Increase in interest payable-related party                                   --               --           744,539
    (Decrease) increase in accounts payable                                (186,294)         329,087           970,070
    Increase in accrued payroll and expenses,
        related parties                                                          --               --         2,348,145
    Increase in accrued expenses                                            341,056           39,174         1,736,847
                                                                        -----------      -----------      ------------
Net cash used in operating activities                                      (647,847)        (572,058)      (37,640,910)
                                                                        -----------      -----------      ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                                     --               --          (290,420)
    Proceeds from sale of marketable equity
       securities                                                                --               --           316,383
    Purchase of property and equipment                                           --               --        (1,406,836)
    Patent costs                                                                 --               --           (97,841)
                                                                        -----------      -----------      ------------
Net cash used in investing activities                                            --               --        (1,478,714)
                                                                        -----------      -----------      ------------

                                                                                                            (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2003 and 2002,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2003

                                   (Unaudited)

                                                                             Six Months Ended           August 24, 1981
                                                                                 January 31,          (Date of Inception)
                                                                                 -----------                   to
                                                                            2003             2002       January 31, 2003
                                                                            ----             ----       ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $    25,000      $         -      $   874,500
  Payment of short-term borrowings                                          (25,000)          (5,000)        (653,500)
  (Decrease) increase in loans payable - related party, net                 (35,761)         135,465        2,732,901
  Proceeds from bank debt and other long-term debt, net of
   deferred issuance costs                                                  615,000               --        3,367,460
  Reduction of long-term debt                                                (3,965)          (2,885)      (2,946,425)
  Proceeds from issuance of common stock, net                                 5,693          414,180       29,366,404
  Proceeds from exercise of stock options and warrants, net                      --               --        5,683,254
  Proceeds from issuance of convertible debentures, related party                --               --          297,000
  Proceeds from issuance of convertible debentures, unrelated party              --               --          416,993
                                                                        -----------      -----------      ------------
         Net cash provided by financing activities                          580,967          541,760       39,138,587
                                                                        -----------      -----------      ------------
Net (decrease) increase in cash and cash equivalents                        (66,880)         (30,298)          18,963
Cash and cash equivalents at beginning of period                             85,843           44,781               --
                                                                        -----------      -----------      ------------
Cash and cash equivalents at end of period                              $    18,963      $    14,483      $    18,963
                                                                        ===========      ===========      ============

Supplemental disclosure of cash flow information - interest paid        $     3,846      $     5,278      $ 1,686,487
                                                                        ===========      ===========      ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                         $         -      $         -      $ 2,725,000
                                                                        ===========      ===========      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                             $         -      $         -      $ 3,242,000
                                                                        ===========      ===========      ============
   Conversion of short-term borrowings to common stock                  $         -      $         -      $   226,000
                                                                        ===========      ===========      ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                           $         -      $         -      $ 3,194,969
                                                                        ===========      ===========      ============
   Repurchase of stock options from related party                       $         -      $         -      $  (198,417)
                                                                        ===========      ===========      ============
   Conversion of accrued interest to stock options                      $         -      $         -      $   142,441
                                                                        ===========      ===========      ============
   Conversion of accounts payable to common stock                       $    10,000      $    50,000      $   370,326
                                                                        ===========      ===========      ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                  $         -      $         -      $ 1,699,072
                                                                        ===========      ===========      ============
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                          $         -      $         -      $ 1,863,514
                                                                        ===========      ===========      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, other                                     $         -      $    64,993      $   191,993
                                                                        ===========      ===========      ============
   Issuance of common stock for services rendered                       $         -      $         -      $     2,460
                                                                        ===========      ===========      ============
   Issuance of warrants with notes payable                              $   146,086      $         -      $    146,086
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2003 and its results of operations and cash flows for the three and/or six month periods ended January 31, 2003 and 2002 and the period from August 24, 1981 (date of inception) to January 31, 2003. The results of operations for the six months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's former independent accountants on the Company's July 31, 2002 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2002 and January 31, 2003 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until and unless the Company's operations generate significant revenues, the Company will attempt to continue to fund its operations from cash on hand and through the sources of capital previously described. From August 1, 2002 through February 27, 2003, the Company received gross proceeds of approximately $981,000 from long-term and short-term borrowings from unrelated parties, the private placement of common stock and warrants and other income. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

2. LOSS PER COMMON SHARE

      "Basic" loss per common share equals net loss divided by weighted average common shares outstanding during the period. "Diluted" loss per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus the effect of potentially dilutive securities. The

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

2. LOSS PER COMMON SHARE, Continued

Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 10,139,294 and 7,802,895 at January 31, 2003 and 2002, respectively.

3. RELATED PARTY INSTRUMENTS

      The Company's CEO, Kuslima Shogen, has made loans to the Company repayable upon demand bearing interest at 8% per annum. As of January 31, 2003, the Company owes Ms. Shogen $104,033 classified as a current liability included in Loan payable, related party. Amounts due from Ms. Shogen totaling $71,414 are classified as a long term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. The Company earns interest at a rate of 8% per annum.

4. ACCOUNTING FOR WARRANTS

      The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is charged to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

5. LONG TERM DEBT, NOTES PAYABLE

      From August 2002 through January 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances in an aggregate total of $615,000. These notes payable are scheduled to mature on various dates from April 2004 through May 2005. Additionally, with the issuance of the notes payable, the Company issued to unrelated parties warrants to purchase an aggregate of 515,000 shares of the Company's common stock expiring five years from the date of issuance at an exercise price of $0.60 per share. In addition, the Company will issue on the due date of the notes payable warrants to purchase an aggregate of 715,000 shares of the Company's common stock expiring five years from the date of issuance at per share exercise prices of $1.00 and $1.10. The Company valued these warrants in an aggregate of $146,086 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $146,086 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company is amortizing the debt discount over the terms of the notes payable.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

5. LONG TERM DEBT, NOTES PAYABLE, Continued

      Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, which became effective on November 16, 2000, the Company valued the beneficial conversion feature using the effective conversion price. Accordingly, the Company first allocated $146,086 to the detachable warrants and decreased the carrying value of the notes payable. Based on the effective conversion prices, the Company recorded a beneficial conversion charge of $200,487 which was charged to interest expense in the Company's statement of operations for the three and six months ended January 31, 2003 immediately since the notes payable are immediately convertible at the option of the holder.

6. CAPITAL STOCK

      In September 2002, the Company issued 40,000 shares of common stock upon the exercise of warrants by an unrelated party, which resulted in gross proceeds of $20,000 to the Company.

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

      During the period ended January 31, 2003, the Company incurred an aggregate $21,307 of expenses relating to the registration of shares issued in various private placements.

7. SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company has approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, the Company received approximately $229,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2003. In December 2001, the Company received approximately $354,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the fiscal year ended July 31, 2002. The Company

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

7. SALE OF NET OPERATING LOSSES, Continued

will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

8. ACCRUED EXPENSES

      Included in accrued expenses as of January 31, 2003 is $690,400 of unpaid payroll and payroll taxes. The Company is currently negotiating a payment plan with the taxing authorities for the payment of payroll taxes with interest and penalties, to be determined. The Company believes that any interest and penalties assessed will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

9. SUBSEQUENT EVENTS

      In February 2003, the Company issued an aggregate of 110,000 shares of common stock to private investors resulting in proceeds of $55,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 110,000 shares of common stock at an exercise price of $1.25 per share.

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

Results of Operations

Three and six month periods ended January 31, 2003 and 2002

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and six month periods ended January 31, 2003 and 2002. For the six months ended January 31, 2003, our other income was $30,200.

      Research and Development. Research and development expense for the three months ended January 31, 2003 was $380,000 compared to $506,000 for the same period last year, a decrease of $126,000, or 25%. This decrease was primarily due to a decrease in costs related to our Phase III clinical trial for malignant mesothelioma, decrease in personnel costs, decrease in regulatory consulting costs and reduction of a non-cash expense related to stock options issued for consulting services. These decreases were partially offset by an increase in costs related to patent and trademark applications/renewals for ONCONASE(R).

      Research and development expense for the six months ended January 31, 2003 was $799,000 compared to $1,008,000 for the same period last year, a decrease of $209,000, or 21%. This decrease was primarily due to a decrease in costs related to our Phase III clinical trial for malignant mesothelioma, decrease in regulatory consulting costs, decrease in personnel costs and reduction of a non-cash expense related to stock options issued for consulting services.

      General and Administrative. General and administrative expense for the three months ended January 31, 2003 was $152,000 compared to $188,000 for the same period last year, a decrease of $36,000, or 19%. This decrease was primarily due to decreases in legal and public relations expenses and a reduction of a non-cash expense related to stock options issued for consulting services.

      General and administrative expense for the six months ended January 31, 2003 was $288,000 compared to $383,000 for the same period last year, a decrease of $95,000, or 25%. This decrease was primarily due to decreases in public relations and legal expenses and a reduction of a non-cash expense related to stock options issued for consulting services.

      Interest. Interest expense for the three months ended January 31, 2003 was $204,000 compared to $3,000 for the same period last year, an increase of $201,000. Interest expense for the six months ended January 31, 2003 was $238,000 compared to $38,000 for the same period last year, an increase of $200,000. These increases were primarily due to the interest expense on the beneficial conversion feature of the notes payable issued to unrelated parties and its related warrants. The interest expense was based on the fair value of the warrants using the Black-Scholes method, amortized over the life of the notes payable.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we have approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we received approximately $229,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2003. In December 2001, we received approximately $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the fiscal year ended July 31, 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2003 was $737,000 as compared to $698,000 for the same period last year, a decrease of $39,000. The net loss for the six months ended January 31, 2003 was $1,067,000 as compared to $1,075,000 for the same period last year, a decrease of $8,000. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2003, amounted to $62,630,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 2003, we had a net decrease in cash and cash equivalents of $67,000, which resulted primarily from net cash used in operating activities of $648,000, offset by net cash provided by financing activities of $581,000, primarily from the proceeds from long-term borrowings. Total cash resources as of January 31, 2003 were $19,000 compared to $86,000 at July 31, 2002.

      Our current liabilities as of January 31, 2003 were $2,008,000 compared to $1,798,000 at July 31, 2002, an increase of $210,000. The increase was primarily due to the increased accrued expenses and current portion of long-term notes payable. As of January 31, 2003 our current liabilities exceeded our current assets and we had a working capital deficit of $1,977,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until and unless our operations generate significant revenues, we will attempt to continue to fund operations from the sources of capital previously described. However, there can be no assurance that we will be able to raise the capital needed. After taking into account the net proceeds we received from the sale of our tax benefits in December 2002, we believe that our cash and cash equivalents as of January 31, 2003 will be sufficient to meet our anticipated cash needs through January 31, 2004. We are continuing our fund raising efforts and anticipate securing required financing in the second calendar quarter of 2003. The report of our former independent auditors on our July 31, 2002 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. As of January 31, 2003, we continued to incur losses, had a working capital deficiency and limited liquid resources which raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements at January 31, 2003 and July 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we have approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we received approximately $229,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the six months ended January 31, 2003. In December 2001, we received approximately $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the fiscal year ended July 31, 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30,

2004, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 14, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting her to the material information relating to us required to be included in our periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      (c) Recent Sales of Unregistered Securities

      In November 2002, we issued a $200,000 8% note payable to an unrelated party, which will become due in May 2005. In consideration for the loan, we issued warrants to purchase 200,000 shares of common stock expiring in five years at an exercise price of $0.60 per share. In addition, we will issue on the due date of the note warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, expiring five years from the date of issuance. Additionally, the unrelated party can convert the note into our common stock at a conversion rate of $0.20 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      In December 2002, we issued a $65,000 8% note payable to an unrelated party, which will become due in June 2004. In consideration for the loan, we issued warrants to purchase 65,000 shares of common stock expiring in five years at an exercise price of $0.60 per share. In addition, we will issue on the due date of the note warrants to purchase 65,000 shares of common stock at an exercise price of $1.00 per share, expiring five years from the date of issuance. Additionally, the unrelated party can convert the note into our common stock at a conversion rate of $0.35 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      In February 2003, we completed a private placement resulting in the issuance of an aggregate of 110,000 shares of restricted common stock and five-year warrants to purchase 110,000 shares of common stock at an exercise price of $1.25 per share. We received $55,000 from such private placement. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                              Exhibit No. or
Exhibit                                                                                      Incorporation by
  No.                                      Item Title                                           Reference
  ---                                      ----------                                           ---------
  3.1  Certificate of Incorporation                                                                 *
  3.2  By-Laws                                                                                      *
  3.3  Amendment to Certificate of Incorporation                                                    #
  3.4  Amendment to Certificate of Incorporation                                                   +++
  4.1  Form of Convertible Debenture                                                               **
 10.1  Form of Stock and Warrant Purchase Agreements used in private placements
       completed April 1996 and June 1996                                                          ##
 10.2  Lease Agreement - 225 Belleville Avenue, Bloomfield, New Jersey                             ###
 10.3  Form of Stock Purchase Agreement and Certificate used in connection with various
       private placements                                                                          ***
 10.3  Form of Stock and Warrant Purchase Agreement and Warrant Agreement used in
 10.4  Private Placement completed on March 21, 1994                                               ***
 10.5  The Company's 1993 Stock Option Plan and Form of Option Agreement                          *****
 10.6  Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen                         ****
 10.7  Accrued Salary Conversion Agreement dated March 30, 1994 with Kuslima Shogen               ****
 10.8  Accrued Salary Conversion Agreement dated March 30, 1994 with
       Stanislaw Mikulski                                                                         ****
 10.9  Option Agreement dated March 30, 1994 with Kuslima Shogen                                  ****
10.10  Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30, 1994 with
       Kuslima Shogen                                                                             ****
10.11  Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30,
       1994 with Kuslima Shogen                                                                   *****
10.12  Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated March 30,
       1994 with Stanislaw Mikulski                                                               *****
10.13  Form of Stock and Warrant Purchase Agreement and Warrant Agreement used in
       Private Placement completed on September 13, 1994                                            +
10.14  Form of Subscription Agreements and Warrant Agreement used in Private Placements
       closed in October 1994 and September 1995                                                    #
10.15  1997 Stock Option Plan                                                                      ###
10.16  Separation Agreement with Michael C. Lowe dated as of October 9, 1997                       ++
10.17  Form of Subscription Agreement and Warrant Agreement used in Private Placement
       completed on February 20, 1998                                                              +++
10.18  Form of Warrant Agreement issued to the Placement Agent in connection with the
       Private Placement completed on February 20, 1998                                            +++
10.19  Placement Agent Agreement dated December 15, 1997                                           +++
10.20  Separation Agreement with Gail Fraser dated August 31, 1999                                ####
10.21  Form of Subscription Agreement and Warrant Agreement used in the February 2000
       Private Placement                                                                          ++++
10.22  Form of Subscription Agreement and Warrant Agreement used in the August and
       September 2000 Private Placement                                                           +++++
10.23  Form of Subscription Agreement and Warrant Agreement used in the


                                                                                              Exhibit No. or
Exhibit                                                                                      Incorporation by
  No.                                      Item Title                                           Reference
  ---                                      ----------                                           ---------
       April 2001 Private Placements                                                                ^
10.24  Form of Convertible Note entered into in April 2001                                          ^
10.25  Form of Subscription Agreement and Warrant Agreement used in the July 2001
       Private Placements                                                                           ^
10.26  Form of Subscription Agreement and Warrant Agreement used in the August and
       October 2001 Private Placements                                                              ^
10.27  Form of Subscription Agreement and Warrant Agreement used in the September 2001,
       November 2001 and January 2002 Private Placements                                            ^
10.28  Warrant issued in the February 2002 Private Placement                                        ^
10.29  Form of Subscription Agreement and Warrant Agreement used in the March 2002 and
       April 2002 Private Placements                                                               ^^
10.30  Form of Subscription Agreement and Warrant Agreement used in the June 2002 and
       October 2002 Private Placements                                                              ^
10.31  Form of Note Payable and Warrant Certificate entered into April, June, July,
       September, November and December 2002                                                        ^
 99.1  Factors to Consider in Connection with Forward-Looking Statements                           ^^^
 99.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
       906 of the Sarbanes-Oxley Act of 2002                                                      #####
 99.3  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
       906 of the Sarbanes-Oxley Act of 2002                                                      #####


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

##### Filed herewith.

(b)   Reports on Form 8-K.

      On February 4, 2003, we filed a report on Form 8-K which reported under
Item 5 thereof the resignation of Stanislaw M. Mikulski, M.D., F.A.C.P. as Executive Vice President, Medical Director and member of the Board of Directors of Alfacell, effective as of January 7, 2003 and the appointment of Dr. Paul Weiss, Ph.D. to Alfacell's Board of Directors effective as of February 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALFACELL CORPORATION
                                                     (Registrant)

March 17, 2003                                   /s/ KUSLIMA SHOGEN
                                                 -------------------------------
                                                 Kuslima Shogen, Chief Executive
                                                 Officer, Acting Chief Financial
                                                 Officer (Principal Executive
                                                 Officer, Principal Accounting
                                                 Officer) and Chairman of the
                                                 Board

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

Date: March 17, 2003

                                                /s/ Kuslima Shogen
                                                --------------------------------
                                                Name:  Kuslima Shogen
                                                Title: Chief Executive Officer
                                                       and Chairman of the Board

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

Date: March 17, 2003


                                                 /s/ Kuslima Shogen
                                                 -------------------------------
                                                 Name:  Kuslima Shogen
                                                 Title: Acting Chief Financial
                                                        Officer