Form 10-Q
period 2003-04-30
ALFACELL CORP
filed 2003-06-16
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          April 30, 2003                                      0-11088
  For the quarterly period ended                      Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-2369085
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

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

      The number of shares of common stock, $.001 par value, outstanding as of June 12, 2003 was 23,795,300 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                        April 30, 2003 and July 31, 2002

                                                                                              April 30,
                                                                                                 2003            July 31,
                                            ASSETS                                           (Unaudited)           2002
                                                                                             -----------           ----
Current assets:
    Cash and cash equivalents                                                                $     44,586      $     85,843
    Other assets                                                                                    6,984            45,754
                                                                                             ------------      ------------
         Total current assets                                                                      51,570           131,597

Property and equipment, net of accumulated depreciation and amortization
   of $1,133,985 at April 30, 2003 and $1,120,371 at July 31, 2002                                 14,993            28,607

Loan  receivable, related party                                                                    72,843            68,667
                                                                                             ------------      ------------

          Total assets                                                                        $    139,406      $    228,871
                                                                                             ============      ============

                         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt                                                        $      8,680      $      8,179
    Notes payable, net of debt discount of $4,067 at April 30, 2003                               345,933                --
    Loan payable, related party                                                                   106,114           139,794
    Accounts payable                                                                              659,926           796,128
    Accrued expenses                                                                            1,291,411           854,278
                                                                                             ------------      ------------
         Total current liabilities                                                              2,412,064         1,798,379

Long-term debt, less current portion, net of debt discount of $200,053 at April 30, 2003          509,334           315,929
                                                                                             ------------      ------------

        Total liabilities                                                                      2,921,398         2,114,308
                                                                                             ------------      ------------

Stockholders' (deficiency):
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at April 30, 2003 and July 31, 2002                   --                --
    Common stock $.001 par value
       Authorized 40,000,000 shares at April 30, 2003 and July 31, 2002;
       Issued and outstanding, 23,422,958 shares at April 30, 2003 and 22,760,921
       shares at July 31, 2002                                                                     23,423            22,761
    Capital in excess of par value                                                             60,392,339        59,654,479
    Deficit accumulated during the development stage                                          (63,197,754)      (61,562,677)
                                                                                             ------------      ------------
         Total stockholders' (deficiency)                                                      (2,781,992)       (1,885,437)
                                                                                             ------------      ------------

         Total liabilities and stockholders' (deficiency)                                    $    139,406      $    228,871
                                                                                             ============      ============

     See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

           Three months and nine months ended April 30, 2003 and 2002, and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2003

                                   (Unaudited)

                                                                                                                     August 24, 1981
                                                    Three Months Ended                  Nine Months Ended               (Date of
                                                         April 30,                          April 30,                 Inception) to
                                                         ---------                          ---------                 -------------
                                                   2003              2002              2003              2002         April 30, 2003
                                                   ----              ----              ----              ----         --------------
Revenue:
     Sales                                     $         --      $         --      $         --      $         --      $    553,489
     Investment income                                   43               125               277               282         1,377,400

     Other income                                        --                --            30,000                --            90,103
                                               ------------      ------------      ------------      ------------      ------------
     Total revenue                                       43               125            30,277               282         2,020,992
                                               ------------      ------------      ------------      ------------      ------------

Costs and expenses:
     Cost of sales                                       --                --                --                --           336,495
     Research and development                       374,183           531,904         1,173,552         1,539,885        41,075,525
     General and administrative                     138,131           192,991           426,206           576,605        22,089,652
     Interest:
         Related parties, net                           653                --             1,939                --         1,149,486
         Others                                      54,831            67,999           293,116           105,517         2,358,028
                                               ------------      ------------      ------------      ------------      ------------
Total costs and expenses                            567,798           792,894         1,894,813         2,222,007        67,009,186
                                               ------------      ------------      ------------      ------------      ------------

Loss before state tax benefit                      (567,755)         (792,769)       (1,864,536)       (2,221,725)      (64,988,194)

State tax benefit                                        --                --           229,459           353,730         1,790,440
                                               ------------      ------------      ------------      ------------      ------------

Net loss                                       $   (567,755)     $   (792,769)     $ (1,635,077)       (1,867,995)     $(63,197,754)
                                               ============      ============      ============      ============      ============

Loss per basic common share                    $       (.02)     $       (.04)     $       (.07)     $       (.09)
                                               ============      ============      ============      ============

Weighted average number of shares
     outstanding                                 23,079,250        21,020,967        22,911,335        20,553,185
                                               ============      ============      ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Nine months ended April 30, 2003 and 2002,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2003

                                   (Unaudited)

                                                                  Nine Months Ended           August 24, 1981
                                                                      April 30,             (Date of Inception)
                                                                      ---------                      to
                                                                 2003           2002          April 30, 2003
                                                                 ----           ----          --------------
Cash flows from operating activities:
  Net loss                                                   $(1,635,077)    $(1,867,995)       $(63,197,754)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                             --              --             (25,963)
    Depreciation and amortization                                 13,615          31,564           1,545,021
    Loss on disposal of property and equipment                        --              --              18,926
    Noncash operating expenses                                    20,161         190,783           6,052,214
    Charge for beneficial conversion rights                      204,603              --             204,603
    Amortization of debt discount                                 37,849              --              37,849
    Amortization of deferred compensation                             --              --          11,442,000
    Amortization of organization costs                                --              --               4,590
  Changes in assets and liabilities:
    Decrease (increase) other current assets                      38,770           4,812             (66,851)
    (Increase) decrease in other assets                           (4,176)        (17,927)             23,208
    Increase in interest payable-related party                        --              --             744,539
    (Decrease) increase in accounts payable                     (126,202)        423,164           1,030,162
    Increase in accrued payroll and expenses,
        related parties                                               --              --           2,348,145
    Increase in accrued expenses                                 437,133         179,871           1,832,924
                                                             -----------     -----------        ------------
Net cash used in operating activities                         (1,013,324)     (1,055,728)        (38,006,387)
                                                             -----------     -----------        ------------

Cash flows from investing activities:

    Purchase of marketable equity securities                          --              --            (290,420)
    Proceeds from sale of marketable equity
       securities                                                     --              --             316,383
    Purchase of property and equipment                                --              --          (1,406,836)
    Patent costs                                                      --              --             (97,841)
                                                             -----------     -----------        ------------
Net cash used in investing activities                                 --              --          (1,478,714)
                                                             -----------     -----------        ------------

                                                                     (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                   Nine months ended April 30, 2003 and 2002,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2003

                                   (Unaudited)

                                                                                  Nine Months Ended            August 24, 1981
                                                                                       April 30,             (Date of Inception)
                                                                                       ---------                      to
                                                                                2003              2002         April 30, 2003
                                                                                ----              ----         --------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                          $  25,000        $      --         $    874,500
 Payment of short-term borrowings                                               (25,000)          (5,000)            (653,500)
 (Decrease) increase in loans payable - related party, net                      (33,680)         126,553            2,734,982
 Proceeds from bank debt and other borrowings, net of
 deferred issuance costs                                                        750,000          100,000            3,502,460
 Reduction of long-term debt                                                     (6,041)          (4,719)          (2,948,501)
 Proceeds from issuance of common stock, net                                    241,788          789,629           29,602,499
 Proceeds from exercise of stock options and warrants, net                       20,000           50,000            5,703,254
 Proceeds from issuance of convertible debentures, related party                     --               --              297,000
 Proceeds from issuance of convertible debentures, unrelated party                   --               --              416,993
                                                                              ---------        ---------         ------------
         Net cash provided by financing activities                              972,067        1,056,463           39,529,687
                                                                              ---------        ---------         ------------
Net (decrease) increase in cash and cash equivalents                            (41,257)             735               44,586
Cash and cash equivalents at beginning of period                                 85,843           44,781                   --
                                                                              ---------        ---------         ------------
Cash and cash equivalents at end of period                                    $  44,586        $  45,516         $     44,586
                                                                              =========        =========         ============

Supplemental disclosure of cash flow information - interest paid              $   4,416        $   6,971         $  1,687,057
                                                                              =========        =========         ============
Noncash financing activities:
 Issuance of convertible subordinated debenture for loan payable
  to officer                                                                  $      --        $      --         $  2,725,000
                                                                              =========        =========         ============
 Issuance of common stock upon the conversion of convertible
  subordinated debentures, related party                                      $      --        $      --         $  3,242,000
                                                                              =========        =========         ============
 Conversion of short-term borrowings to common stock                          $      --        $      --         $    226,000
                                                                              =========        =========         ============
 Conversion of accrued interest, payroll and expenses by related
  parties to stock options                                                    $      --        $      --         $  3,194,969
                                                                              =========        =========         ============
 Repurchase of stock options from related party                               $      --        $      --         $   (198,417)
                                                                              =========        =========         ============
 Conversion of accrued interest to stock options                              $      --        $      --         $    142,441
                                                                              =========        =========         ============
 Conversion of accounts payable to common stock                               $  10,000        $  50,000         $    370,326
                                                                              =========        =========         ============
 Conversion of notes payable, bank and accrued interest
  to long-term debt                                                           $      --        $      --         $  1,699,072
                                                                              =========        =========         ============
 Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
  accrued payroll and other, related party                                    $      --        $      --         $  1,863,514
                                                                              =========        =========         ============
 Issuance of common stock upon the conversion of convertible
  subordinated debentures, other                                              $      --        $  64,993         $    191,993
                                                                              =========        =========         ============
 Issuance of common stock for services rendered                               $      --        $      --         $      2,460
                                                                              =========        =========         ============
 Issuance of warrants with notes payable                                      $ 196,686        $      --         $    196,686
                                                                              =========        =========         ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2003 and its results of operations and cash flows for the three and/or nine month periods ended April 30, 2003 and 2002 and the period from August 24, 1981 (date of inception) to April 30, 2003. The results of operations for the nine months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's former independent accountants on the Company's July 31, 2002 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at July 31, 2002 and April 30, 2003 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. To date, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until and unless the Company's operations generate significant revenues, the Company will attempt to continue to fund its operations from cash on hand and through the sources of capital previously described. From August 1, 2002 through May 31, 2003, the Company received gross proceeds of approximately $1,561,000 from long-term and short-term borrowings from unrelated parties, the private placement of common stock and warrants, sale of tax benefits and other income. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

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

                                    Unaudited

2.    LOSS PER COMMON SHARE, Continued

securities. The Company's Basic and Diluted per share amounts are the same since the assumed exercise of stock options and warrants are all anti-dilutive. The amount of options and warrants excluded from the calculation was 10,070,773 and 8,458,511 at April 30, 2003 and 2002, respectively.

3.    STOCK-BASED COMPENSATION

      During the third fiscal quarter of 2003, Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" became effective for the Company.

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the condensed statements of operations.

      In accordance with SFAS 148 and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model required by SFAS 148 and SFAS 123, does not necessarily provide a reliable measure of the fair value of the Company's options.

      To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

                                                      Three Months Ended              Nine Months Ended
                                                           April 30,                      April 30,
                                                           ---------                      ---------
                                                      2003            2002           2003             2002
                                                      ----            ----           ----             ----
      Net loss applicable to common shares
             As reported                            $567,755        $792,769      $1,635,077      $1,867,995
             Pro forma                               606,153         838,318       1,779,837       2,037,703
      Net loss per common share
             As reported                            $   0.02        $   0.04      $     0.07      $     0.09
             Pro forma                                  0.03            0.04            0.08            0.10

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

4.    RELATED PARTY INSTRUMENTS

      The Company's CEO, Kuslima Shogen, has made loans to the Company repayable upon demand bearing interest at 8% per annum. As of April 30, 2003, the Company owes Ms. Shogen $106,114 classified as a current liability included in Loan payable, related party. Amounts due from Ms. Shogen totaling $72,843 are classified as a long term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. The Company earns interest at a rate of 8% per annum.

5.    ACCOUNTING FOR WARRANTS ISSUED WITH CONVERTIBLE DEBT

      The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is charged to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange. The Company is amortizing the interest expense over the terms of the notes payable.

6.    LONG TERM DEBT, NOTES PAYABLE

      From August 2002 through April 30, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $750,000. These notes payable are scheduled to mature on various dates from April 2004 through May 2005. Additionally, with the issuance of the notes payable, the Company issued to the unrelated parties warrants to purchase an aggregate of 615,000 shares of the Company's common stock, expiring five years from the date of issuance at an exercise price of $0.60 per share. In addition, the Company will issue on the due date of the notes payable warrants to purchase an aggregate of 815,000 shares of the Company's common stock expiring five years from the date of issuance at per share exercise prices of $1.00 and $1.10. The Company valued these warrants in an aggregate of $196,686 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $196,686 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company is amortizing the debt discount over the terms of the notes payable.

      Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, the Company valued the beneficial conversion feature using the effective conversion price. Accordingly, the Company first allocated $196,686 to the detachable warrants and decreased the carrying value of the notes payable. Based on the effective conversion prices, the Company recorded a beneficial conversion charge of $249,897 which was allocated to additional paid-in capital and the resulting debt discount is charged to interest expense amortized over the terms of the notes payable.

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

      In October 2002, the Company issued five-year stock options to purchase 25,000 shares of common stock to an unrelated party as an incentive for lending the Company an aggregate of $25,000, which was fully paid as of April 30, 2003. The stock options vested immediately and have an exercise price of $0.23 per share. The total non-cash interest expense recorded for these stock options was $2,503, based upon the fair value of such options on the date of issuance, as estimated by the Black-Scholes options-pricing model.

      During the quarter ended April 30, 2003, the Company sold 550,000 shares of common stock to various private investors resulting in proceeds of $275,000 to the Company. In addition, the various private investors were granted five-year warrants to purchase 550,000 shares of common stock at an exercise price of $1.25 per share.

      During the nine months ended April 30, 2003, the Company incurred an aggregate $40,212 of expenses relating to the registration of shares issued in various private placements.

8.    SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company has approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, the Company received approximately $229,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2003. In December 2001, the Company received approximately $354,000 from the sale of its allocated tax benefits which was recognized as a tax benefit for the fiscal year ended July 31, 2002. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

8.    SALE OF NET OPERATING LOSSES, Continued

However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

9.    ACCRUED EXPENSES

      Included in accrued expenses as of April 30, 2003 is $789,200 of unpaid payroll and payroll taxes. The Company is currently negotiating a payment plan with the taxing authorities for the payment of payroll taxes with interest and penalties, to be determined. The Company believes that any interest and penalties assessed will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

10.   SUBSEQUENT EVENTS

      In May 2003, the Company issued an 8% convertible note payable to an unrelated party with a principal balance of $100,000. This note payable is scheduled to mature in November 2004. In addition, the Company will issue on the due date of the note payable warrants to purchase of 200,000 shares of the Company's common stock expiring five years from the date of issuance at a per share exercise price of $1.10. The Company will value these warrants based on the fair value determined by using the Black-Scholes method.

      In May 2003, the Company issued 200,000 shares of common stock upon the exercise of warrants by an unrelated party, which resulted in gross proceeds of $100,000 to the Company.

      In May and June 2003, the Company issued an aggregate of 120,000 shares of common stock to private investors resulting in proceeds of $60,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share.

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

Results of Operations

Three and nine month periods ended April 30, 2003 and 2002

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and nine month periods ended April 30, 2003 and 2002. For the nine months ended April 30, 2003, our other income was $30,000.

      Research and Development. Research and development expense for the three months ended April 30, 2003 was $374,000 compared to $532,000 for the same period last year, a decrease of $158,000, or 30%. This decrease was primarily due to a decrease in personnel costs, a decrease in regulatory consulting costs and a reduction of a non-cash expense related to stock options issued for consulting services. These decreases were partially offset by an increase in costs related to our Phase III clinical trial for malignant mesothelioma.

      Research and development expense for the nine months ended April 30, 2003 was $1,174,000 compared to $1,540,000 for the same period last year, a decrease of $366,000, or 24%. This decrease was primarily due to a decrease in personnel costs, decrease in regulatory consulting costs and reduction of a non-cash expense related to stock options issued for consulting services partially offset by an increase in costs related to our Phase III clinical trial for malignant mesothelioma.

      General and Administrative. General and administrative expense for the three months ended April 30, 2003 was $138,000 compared to $193,000 for the same period last year, a decrease of $55,000, or 28%. This decrease was primarily due to decreases in public relations and legal expenses and a reduction of a non-cash expense related to stock options issued for consulting services.

      General and administrative expense for the nine months ended April 30, 2003 was $426,000 compared to $577,000 for the same period last year, a decrease of $151,000, or 26%. This decrease was primarily due to decreases in public relations and legal expenses and a reduction of a non-cash expense related to stock options issued for consulting services.

      Interest. Interest expense for the three months ended April 30, 2003 was $55,000 compared to $68,000 for the same period last year, a decrease of $13,000. Interest expense for the nine months ended April 30, 2003 was $295,000 compared to $105,000 for the same period last year, an increase of $190,000. The net increase was primarily due to the interest expense on the beneficial conversion feature of the notes payable issued to unrelated parties, the related warrants and the increase in total borrowing levels. The interest expense was based on the fair value of the warrants using the Black-Scholes method, amortized over the terms of the notes payable.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we have approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we received approximately $229,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2003. In December 2001, we received approximately $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the fiscal year ended July 31, 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended April 30, 2003 was $568,000 as compared to $793,000 for the same period last year, a decrease of $225,000. The net loss for the nine months ended April 30, 2003 was $1,635,000 as compared to $1,868,000 for the same period last year, a decrease of $233,000. The cumulative loss from the date of inception, August 24, 1981, to April 30, 2003, amounted to $63,198,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the nine months ended April 30, 2003, we had a net decrease in cash and cash equivalents of $41,000, which resulted primarily from net cash used in operating activities of $1,013,000, offset by net cash provided by financing activities of $972,000, primarily from the proceeds from long-term borrowings and from the issuance of common stock and warrants. Total cash resources as of April 30, 2003 were $45,000 compared to $86,000 at July 31, 2002.

      Our current liabilities as of April 30, 2003 were $2,412,000 compared to $1,798,000 at July 31, 2002, an increase of $614,000. The increase was primarily due to an increase in the current portion of long-term notes payable and increased accrued expenses partially offset by a decrease in accounts payable. As of April 30, 2003 our current liabilities exceeded our current assets and we had a working capital deficit of $2,360,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until and unless our operations generate significant revenues, we will attempt to continue to fund operations from the sources of capital previously described. However, there can be no assurance that we will be able to raise the capital needed. After taking into account the net proceeds we received from the sale of our tax benefits in December 2002, we believe that our cash and cash equivalents as of April 30, 2003 will be sufficient to meet our anticipated cash needs through April 30, 2004. We are continuing our fund raising efforts and anticipate securing required financing by the end of our fiscal year 2003. The report of our former independent auditors on our July 31, 2002 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. As of April 30, 2003, we continued to incur losses, had a working capital deficiency and limited liquid resources which raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements at April 30, 2003 and July 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we have approximately $1,372,000 total available tax benefits of which approximately $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we received approximately $229,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the nine months ended April 30, 2003. In December 2001, we received approximately $354,000 from the sale of the allocated tax benefits which was recognized as a tax benefit for the fiscal year ended July 31, 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,099,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 13, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting her to the material information relating to us required to be included in our periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) Recent Sales of Unregistered Securities

        In March 2003, we issued a $100,000 8% note payable to an unrelated party, which will become due in September 2004. In consideration for the loan, we issued warrants to purchase 100,000 shares of common stock expiring five years from the date of issuance at an exercise price of $0.60 per share. In addition, we will issue on the due date of the note warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share, expiring five years from the date of issuance. Additionally, the unrelated party can convert the note into shares of our common stock at a conversion rate of $0.35 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

        In April 2003, we completed several private placements resulting in the issuance of an aggregate of 440,000 shares of restricted common stock and five-year warrants to purchase 440,000 shares of common stock at an exercise price of $1.25 per share. We received an aggregate of $220,000 from such private placements. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

      10.14   Form of Subscription Agreements and Warrant Agreement used in
              Private Placements closed in October 1994 and September 1995                         #

      10.15   1997 Stock Option Plan                                                              ###

      10.16   Separation Agreement with Michael C. Lowe dated as of October 9,
              1997                                                                                ++

      10.17   Form of Subscription Agreement and Warrant Agreement used in Private
              Placement completed on February 20, 1998                                            +++

     Exhibit                                                                                  Incorporation by
       No.                                 Item Title                                             Reference
       ---                                 ----------                                             ---------

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

                                          ALFACELL CORPORATION
                                              (Registrant)


June 16, 2003                             /s/ KUSLIMA SHOGEN
                                          --------------------------------------
                                          Kuslima Shogen, Chief Executive
                                          Officer, Acting Chief Financial
                                          Officer (Principal Executive Officer,
                                          Principal Accounting Officer) and
                                          Chairman of the Board

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

Date: June 16, 2003


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

Date: June 16, 2003


                                           /s/ Kuslima Shogen
                                           -------------------------------------
                                           Name:  Kuslima Shogen
                                           Title: Acting Chief Financial Officer