Form 10-K
period 2003-07-31
ALFACELL CORP
filed 2003-10-29
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        July 31, 2003                                          0-11088
 For the fiscal year ended                              Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                           22-2369085
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

            225 Belleville Avenue, Bloomfield, New Jersey  07003
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

      The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 3, 2003 was approximately $22,404,593. As of October 27, 2003 there were 28,183,658 shares of common stock, par value $.001 per share, outstanding.

                       Documents Incorporated by Reference

      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of the Stockholders scheduled to be held on January 14, 2004, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

                                Table of Contents

PART I                                                                           Page
                                                                                 ----
           Item  1.  Business                                                       3

           Item  2.  Properties                                                    14

           Item  3.  Legal Proceedings                                             14

           Item  4.  Submission of Matters to a Vote of Security Holders           15

PART II

           Item  5.  Market for Common Equity and Related Stockholder Matters      15

           Item  6.  Selected Financial Data                                       17

           Item  7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           18

           Item  7A. Quantitative and Qualitative Disclosure About Market Risk     22

           Item  8.  Financial Statements and Supplementary Data                   22

           Item  9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                        22

           Item 9A.  Controls and Procedures                                       23

PART III

           Item 10.  Directors and Executive Officers of the Registrant            23

           Item 11.  Executive Compensation                                        23

           Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management                                                23

           Item 13.  Certain Relationships and Related Transactions                23

           Item 14.  Principal Accounting Fees and Services                        23

PART IV

           Item 15.  Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                           23

The following trademarks appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for the anti-cancer indications; Alimta(R) and Gemzar(R) are registered trademarks of Eli Lilly; Navelbine is a registered trademark of Glaxo Smith Kline.

All information on this Form 10-K is as of October 29, 2003 and we undertake no obligation to update this information.

We maintain a website at www.alfacell.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Alfacell and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our [Investor Relations Department] by calling 973-748-8082, through an e-mail request from our website at www.alfacell.com/info.htm, or through the SEC's website by clicking the direct link from our website at www.alfacell.com/investinfo.htm or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

                                     Part I

Item 1. BUSINESS.

Overview

Alfacell Corporation, a biopharmaceutical company, is a Delaware corporation primarily engaged in the discovery and development of a new therapeutic class of drugs for the treatment of cancer and other pathological conditions. Based on our proprietary Ribonuclease, or RNase technology platform, our drug discovery and development program consists of novel therapeutics developed from amphibian ribonucleases. These primordial enzymes play important roles in nature. They mediate several essential biological activities, namely, regulation of cell proliferation, maturation, differentiation and cell death. Therefore, they are ideal candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic, or programmed cell death, properties. We are recognized as a leader in the development of RNase based therapeutics and as such, have both co-sponsored and been a key participant in the International Ribonuclease Meetings held every three years.

ONCONASE(R), our trademark name for ranpirnase and our flagship product, is undergoing the last stage of clinical testing, or Phase III. This international randomized Phase III trial for patients with unresectable malignant mesothelioma, an inoperable form of cancer found in the lining of the lung and abdomen, is ongoing. We have also conducted other randomized and non-randomized trials with patients with advanced stages of solid tumors in other types of cancers.

ONCONASE(R) is a novel amphibian ribonuclease, unique among the superfamily of pancreatic ribonuclease that has been isolated from the eggs of the leopard frog. We have determined that, thus far, ranpirnase, the generic name of ONCONASE(R) , is the smallest known protein belonging to the superfamily of pancreatic ribonuclease and has been shown, on a molecular level, to re-regulate the unregulated growth and proliferation of cancer cells. ONCONASE(R), unlike most cancer drugs, that attack all cells regardless of their phenotype, malignant vs. normal, and produce a variety of severe toxicities, is not an indiscriminate cytotoxic agent, but rather, its activity is mediated through elegant molecular mechanisms. ONCONASE(R) affects primarily exponentially growing malignant cells.

In December 2002, we received Fast Track Designation from the Food and Drug Administration, or the FDA for the treatment of malignant mesothelioma patients with ONCONASE(R). In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal

Products, or the EMEA. These designations to ONCONASE(R) may serve to expedite its regulatory review, assuming the clinical trials yield a positive result.

Our proprietary drug discovery program forms the basis for the development of recombinant designer RNases for chemical conjugation, or chemical construct, and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines, etc. This program provides for joint design and generation of new products with outside partners. We may own these new products along with a partner(s), or we may grant an exclusive license to the collaborating partner(s).

We have established a number of scientific collaborations with the National Cancer Institute, or NCI that are designed to develop new therapeutic applications for ONCONASE(R). One collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. These results were presented by the NCI investigators at the 2002 Ribonuclease Meeting in Bath, England. The NCI has undertaken the manufacturing of RN321 (the conjugate) according to Good Manufacturing Practices, or GMP regulations in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with RN321.

We have also discovered another series of proteins, collectively named amphinases, that may have therapeutic uses. These proteins are bioactive and have both anti-cancer and anti-viral activity. In addition to ranpirnase, we have isolated several other proteins from eggs of the leopard frog, or Rana pipiens. All of the proteins characterized to date are RNases. Information on four of these proteins was presented at the 2002 Ribonuclease Meeting. These products are currently undergoing preclinical testing. We are currently in negotiations with potential pharmaceutical partners for the development of these new compounds as conjugates and fusion proteins.

We have entered into a research and development collaboration with a major US privately held stent and drug delivery company. ONCONASE(R) is being evaluated in stents and other delivery platforms to treat cardiovascular disease and cancer via direct site delivery. This collaboration may result in licensing agreement between the companies, however; there is no assurance that such agreement will be reached.

We have entered into a collaborative agreement (antiviral screening, non-SARS) with the National Institute of Allergy and Infectious Diseases, or NIAID in which five potential drug candidates (natural and genetically engineered) are under evaluation against various viruses.

Our research and development collaboration with Wyeth Pharmaceuticals is ongoing to develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our proprietary technology. This collaboration may result in a licensing agreement between the companies, however; there is no assurance that such an agreement will be reached.

We have signed confidentiality agreements and have entered into discussions and due diligence with a number of companies for US or non-US marketing rights for ONCONASE(R) and for out-licensing some of our early drug candidates.

We are engaged in the research, development and clinical trials of our products both independently and through research collaborations. We have financed our operations since inception through the sale of our equity securities, private placements, convertible debentures and loans. These funds provide us with the resources to acquire staff, facilities, capital equipment, finance our technology, product development, manufacturing and clinical trials.

RESEARCH AND DEVELOPMENT PROGRAMS

Research and Development

Research and development expenses for the fiscal years ended July 31, 2003, 2002, and 2001 were $1,700,000, $2,033,000, and $1,901,000, respectively. Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Because ribonucleases have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and programmed cell death, known as apoptosis, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including viral and autoimmune diseases that require anti-proliferative and pro-apoptotic properties.

Technology Platform and Pipeline

Using ribonucleases as therapeutics is a relatively new approach to drug development. The use of these proteins to re-regulate the unregulated growth and proliferation of cancer cells is unlike most cancer drugs that attack all cells regardless of their phenotype, malignant versus normal. These anticancer drugs are known to produce a variety of severe toxicities. ONCONASE(R) and related drug candidates are not indiscriminate cytotoxic agents, but rather, their activity is mediated through elegant molecular mechanisms. They affect primarily exponentially growing malignant cells.

Cancer is associated with the over or under production of many types of proteins in tumor cells. We believe that the ability to selectively halt the production of certain proteins via ribonuclease activity in tumor cells without damaging normal cells, may make treatment of cancer more effective. To make cancer therapy more effective and less toxic, we are developing ONCONASE(R) and a related family of regulatory proteins, collectively named amphinases. These novel RNases are being developed as therapeutics as well as effector moieties (payload), or killer molecules for targeted therapies. We believe that selective degradation of intracellular proteins is central to the process of programmed cell death.

We have devoted significant resources towards the development of recombinant designer RNases for chemical conjugation and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines, etc.

Apoptosis

Apoptosis, or programmed cell death, is essential for the proper development of embryos and of many body systems, including the central nervous system, immune regulation and others. Apoptosis is required to accommodate the billions of new cells produced daily by our bodies and to eliminate aged or damaged cells. Abnormal regulation of the apoptosis process can result in disease. For example, cancer, autoimmune disorders and many viral infections are associated with inhibited apoptosis or programmed death of cells occuring too slowly. Conversely, HIV is associated with increased apoptosis or programmed death of cells occuring too rapidly. The process of programmed cell death is genetically regulated. We have been recognized as the first company to discover and develop a novel family of primordial "regulatory" proteins that have been shown to play a fundamental role in this process.

ONCONASE(R) (ranpirnase) Pro-Apoptotic Mechanisms

The molecular mechanisms were identified which determine the apoptotic cell death induced by ranpirnase. Ranpirnase preferentially degrades tRNA, leaving rRNA and mRNA apparently undamaged. The RNA damage induced by ranpirnase appears to represent a "death signal", or triggers a chain of molecular events culminating in the activation of proteolytic enzyme cascades which, in turn, induces disintegration of the cellular components and finally execute tumor cell death. It has been shown that there is a protein synthesis inhibition-independent component, which, together with the changes induced by the protein synthesis inhibition, results in tumor cell death.

Many cancer cells become resistant to most types of cancer treatment, including chemotherapy, radiation and monoclonal antibodies. Overcoming resistance to chemotherapy remains a major challenge for cancer therapy. ONCONASE(R) has shown to overcome multiple drug resistance or prevent resistance to cancer therapy, thereby dramatically increasing the sensitivity of certain cancer cells to chemotherapy and radiation therapy.

It remains unknown whether or not ONCONASE(R) targets and binds preferentially to tumor cells, rather than normal cells of the respective tissues. It is possible that there is no differential targeting and/or binding, but that tumor cells are more susceptible to the cytostatic and cytotoxic effects of ONCONASE(R). The cytostatic effects are manifested by the inhibition of progression in the cell cycle (G1 phase block and by inhibition of expression of cyclin D3). These effects have been associated with induction of parallel differentiation and apoptosis. The cytostatic and differentiation-inducing effects are reflected in the stabilization of previously progressive tumors observed in our clinical trials.

Preclinical Development and Clinical Studies of ONCONASE(R)

We have been very selective in our product development strategy, which is focused on the use of ONCONASE(R) alone or in combination with drugs which have shown evidence of preclinical and clinical efficacy on tumor types for which median survivals are typically less than a year and for which there are few or no approved treatments.

ONCONASE(R) has been tested in Phase I, Phase II and Phase III clinical trials in more than 40 cancer centers across the United States since 1991 and in Europe since 2000, including major centers such as Columbia-Presbyterian, University of Chicago, M.D. Anderson and Cedars-Sinai Cancer Centers.

ONCONASE(R) has been tested as a single agent in patients with a variety of solid tumors. It has also been tested in combination with tamoxifen in patients with prostate cancer, advanced pancreatic cancer and renal cell carcinoma as well as with doxorubicin in patients with malignant mesothelioma.

In order to affect RNA activity, ONCONASE(R) must enter the cell. After intravenous injection, ONCONASE(R) distributes rapidly to organs, especially the kidney. ONCONASE(R) is excreted predominately by the kidney. Biodistribution studies of ONCONASE(R) in vivo, or studies done in laboratory animals, have demonstrated high tumor tissue uptake rates relative to organ distribution.

We have been in collaboration with the National Institute of Health, or NIH including NCI, as well as a number of well-renowned academic institutions, in the United States, Europe, and Japan and have developed a considerable body of knowledge in RNase technology and novel RNase-based therapeutics. We believe that ONCONASE(R) is recognized as the "gold standard" in RNase research, as reflected by the plethora of peer-reviewed publications. ONCONASE(R) has demonstrated a broad spectrum of anti-tumor activity in vitro, or studies of tumor cell lines in laboratory vessels, and was determined to kill cancer cells and therefore was judged to be "active" in the NCI Cancer Screen.

In vitro and in vivo studies showed both cytostatic (stops cancer cells from further dividing) and cytotoxic (induces cancer cells to disintegrate) antitumor activity when used as a single agent and in combination with other agents.

In Vitro

ONCONASE(R), in combination with other drugs, has been shown to be synergistic which means that the effect of ONCONASE(R) when given in combination with other drugs is greater than if the drugs were given alone. The results of these studies have been published. The combination of ONCONASE(R) and tamoxifen resulted in a significant cell kill in pancreatic, prostate, and ovarian tumor cell lines as compared to each drug alone. Similar results were found with respect to the following:

      o     ONCONASE(R)+ phenothiazine for non-small cell lung cancer;

      o ONCONASE(R)+ lovastatin in pancreatic, ovarian, and two types of non-small cell lung cancer;

      o     ONCONASE(R)+ cisplatin in ovarian cancer;

      o     ONCONASE(R)+ all-trans-retinoic acid in glioma (brain) cancer;

      o     ONCONASE(R)+ vincristine in colorectal cancer and ;

      o ONCONASE(R)+ doxorubicin in breast cancer including resistant variants.

In Vivo Anti-Cancer Activity

ONCONASE(R) as a Single Agent

ONCONASE(R) as a single agent has shown in vivo anti-tumor activity in several mouse models of solid tumors:

      o In the human squamous A-253 carcinoma and the NIH-OVCAR-3 ovarian adenocarcinoma models, ONCONASE(R) has produced prolonged survival and delayed time to development of ascites (fluid in the abdomen), respectively.

      o In mice bearing M109 Madison lung carcinoma cells, time to appearance of ascites and survival were significantly prolonged in ONCONASE(R) treated animals as compared to controls. Several histologically confirmed cures were noted.

      o In nude mice bearing human DU-145 prostate carcinoma and pancreatic ASPC-1 carcinoma, ONCONASE(R) inhibited growth of the subcutaneously transplanted tumor.

      o In several mouse tumor models, ONCONASE(R) not only demonstrated direct anti-tumor activity but also increased the potential for other drugs to penetrate the tumor tissue as well as increased the tumor sensitivity to radiation therapy.

ONCONASE(R) in Combination With Other Agents

Based on in vivo results, ONCONASE(R) in combination with the following anti-cancer agents has been evaluated by us, in collaboration with the NCI, and the results have been published:

      o     vincristine

      o     doxorubicin

      o     tamoxifen.

ONCONASE(R) prolonged the survival of nude mice bearing vincristine-resistant, HT-29 human colorectal carcinomas transfected with mdr-1 gene, when used in combination with vincristine. These NCI results demonstrated that ONCONASE(R) can restore the sensitivity of resistant tumor cells to chemotherapy.

NCI experiments in nude mice transplanted intravenously with human breast carcinoma cells treated with the combination of ONCONASE(R) and doxorubicin have shown significantly prolonged survival. Tumor growth was significantly inhibited as demonstrated by a decrease in the number pulmonary metastases present at the time of sacrifice.

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

Clinical Trials

Onconase(R) Phase III Randomized Clinical Trials

We are currently conducting a two-part Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the Phase III trial compares ONCONASE(R) alone to doxorubicin. Doxorubicin has been considered by opinion leaders to be the most effective drug for the treatment of malignant mesothelioma. The second part of the trial compares the combination of ONCONASE(R) and doxorubicin versus doxorubicin alone. The trial is a nonrandomized, controlled study. The patient enrollment for the first part of the clinical trial has been completed and the trial is on-going. The second part is currently in the enrollment stage and is being conducted in the United States, Germany and Italy.

Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial yields favorable results.

Phase III Single Agent Results

The single agent Phase III results of the Treatment Target Group, or TTG, which included 104 patients, of which 47 were treated with ONCONASE(R) and 57 were treated with doxorubicin who met the criteria for Cancer Adult Leukemia Group B, or CALGB prognostic groups 1-4, showed a median survival benefit, or MST, of 2 months for ONCONASE(R) treated patients, 11.6 months vs. 9.6 months. This two month median survival difference favoring ONCONASE(R) represents a 20% advantage over the active agent, doxorubicin. Moreover, the clinical activity of ONCONASE(R) is also evident from the overall 1-year and 2-year survival rates of ONCONASE(R) vs. doxorubicin, 46.8% vs. 38.6% and 20.2% vs. 12.3%, respectively. Doxorubicin treatment was associated with a 60% higher risk of death compared to ONCONASE(R) treatment. Tumor assessment by an independent radiologist for 53 patients revealed evidence of objective clinical activity in 17 patients in each treatment arm. Four partial responses and 13 stabilization of previously progressive disease in the ONCONASE(R) treated patients and 7 partial responses and 10 stabilization of previously progressive disease in the doxorubicin treated patients. Despite the small number of patients, the analysis revealed a statistically significant difference, log rank test, p. = 0.037, in survival of the responders favoring ONCONASE(R) treated patients with an MST 23.3 vs. 14.4 months for doxorubicin treated patients as well as the 2 year survival rates of 40% for ONCONASE(R) and 9% for doxorubicin. Preliminary results were presented at the 2000 American Society of Clinical Oncologists, or ASCO, meeting.

These survival advantages were recognized as clinically important in this patient population by opinion leaders and the FDA. Therefore, the FDA has requested confirmation of the survival results in the TTG population in Part II of the ongoing trial.

We have obtained Fast Track Designation from the FDA for the treatment of malignant mesothelioma patients with ONCONASE(R) and doxorubicin. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims for drugs that are being developed for a serious or life-threatening disease for which there is an unmet medical need. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. We intend to use this designation to reduce the marketing approval timeline for ONCONASE(R).

In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from the EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

In part two of the ongoing Phase III trial, an interim analysis based on the occurrence of 105 deaths is planned. Based upon the results of these analyses, we may be able to file an NDA and an MAA within 6 months after the completion of the analyses. However, we cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted by the FDA or EMEA.

We had initiated a Phase III trial in patients with advanced pancreatic cancer in 1995 after meeting with the FDA, based on the Phase II trial results. The median survival time of 5.5 months for 47 patients with stage 4 disease and liver involvement treated with the combination of ONCONASE(R) weekly and tamoxifen daily was more than double the median survival of such patients reported in previously published trials treated with a variety of other systemic therapies (published median survival times ranged from 2.0 to 2.5 months). Multicenter randomized trials were designed to evaluate ONCONASE(R) and tamoxifen regimen in untreated patients as well as patients who had failed GEMZAR(R), an approved drug for pancreatic cancer. The primary endpoint of both trials was survival. Early survival analyses of both trials did not reveal a significant survival advantage over the controls. Therefore, we made a decision that further evaluation of this end-stage patient population was not warranted at that time and our resources were refocused on the ongoing malignant mesothelioma program.

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

41 patients, 39%, reported evidence of clinical activity of which there were four partial responses, two minor responses and 35 stabilization of previously progressive disease. The MST of these patients was 18.5 months and the overall 1-year and 2-year survival rates were 61% and 40.8%, respectively. Two patients, 1 PR and 1 SD had their residual tumors resected after termination from the study and remain alive and tumor free for over 4 years after resection. The results of this trial demonstrated a survival benefit for both newly diagnosed patients and patients who failed prior therapies. The presentation of these data to the FDA resulted in the design of our Phase III malignant mesothelioma trial.

A multicenter Phase II Broad Eligibility trial designed to evaluate ONCONASE(R) as a single agent has been conducted and results of the findings for patients with non-small cell lung cancer, or NSCLC, and advanced breast cancer have been published.

ONCONASE(R) as a single agent, demonstrated objective clinical activity in patients with advanced NSCLC and breast cancer. The median survival time of 30 patients with advanced NSCLC was greater than that in 19 of 20 regimens when supportive care, a placebo or another single agent was given. Furthermore it was greater than 75% of the reported MSTs in combination chemotherapy trials. The MST and 1 year survival rates of 7.7 months and 27% for ONCONASE(R) treated patients compared favorably to 7.2 months and 30% for patients treated with Navelbine(R) (an approved drug for this indication) as a single agent.

Thirty percent of 17 patients with advanced breast cancer demonstrated objective clinical activity, which included, one partial response, two minor responses and significant reduction in bone pain and control of uncontrollable malignant fluid in the lungs (one patient each).

A series of pilot Phase II studies to evaluate ONCONASE(R) as a single agent, and ONCONASE(R) and tamoxifen in previously treated patients with unresectable renal cell cancer were conducted. The results of both the Phase II single agent and ONCONASE(R) and tamoxifen have been published. Although the single agent study did not demonstrate evidence of clinical activity, the regimen of ONCONASE(R) and tamoxifen did demonstrate evidence of clinical activity which indicated further evaluation in untreated patients is warranted.

US Phase II telescopic studies to evaluate the regimen of ONCONASE(R) and Gemzar(R), in patients with NSCLC as well as the regimen of ONCONASE(R) and an approved taxane, in patients with advanced breast cancer are planned for 2004.

Research Collaborations

We are pursuing some of these programs independently, while others are being undertaken in collaboration with the NIH and other United States, European and Japanese institutions.

We have established a number of scientific collaborations with the NIH and NCI. The objective of our collaborations with the NIH and NCI is to develop new therapeutic applications for ONCONASE(R) as well as other drug candidates.

The pleiotropic pattern of biological activity of ONCONASE(R) led to research in other areas of cancer biology. Two important areas associated with significant market opportunities are radiation therapy and control of tumor angiogenesis, or new tumor blood vessel formation. Many types of cancers undergo radiation therapy at early stages of the disease; however, success of such treatment is often limited. We believe any agent capable of enhancing tumor radiosensitivity has great market potential. Moreover, since the growth of essentially all types of cancer is dependent on new blood vessel formation, any agent that has anti-angiogenic activity, we believe, is most desirable.

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

The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center will further evaluate ONCONASE(R) in combination with radiation and cisplatin in human lung adenocarcinoma in a series of animal models as well as look at the effects of ONCONASE(R) in the inhibition of sub-lethal damage repair (SLDR) and potentially lethal damage repair (PLDR) in human lung carcinoma cells.

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

Evaluation Of ONCONASE(R) As An Anti-Viral Agent

A collaborative agreement (antiviral screening, non-SARS) with the NIAID has yielded positive results, which have been confirmed with one of our amphinases. Further evaluation of this potential therapeutic is ongoing.

The ribonucleolytic activity was the basis for testing ONCONASE(R) as a potential anti-viral agent against HIV. The NIH has performed an independent in vitro screen of ONCONASE(R) against the HIV virus type 1. The results showed ONCONASE(R) to inhibit replication of HIV by up to 99.9% after a four-day incubation period at concentrations not toxic to uninfected cells. In vitro findings by the NIH revealed that ONCONASE(R) significantly inhibited production of HIV in several persistently infected human cell lines, preferentially breaking down viral RNA and cellular transfer RNA while not affecting normal cellular ribosomal RNA and messenger RNAs.

Moreover, the NIH, Division of AIDS also screened ONCONASE(R) for anti-HIV activity. ONCONASE(R) demonstrated highly significant anti-HIV activity in the monocyte/macrophage system. Ranpirnase may inhibit viral replication at several points during the life cycle of HIV, including its early phases. Ranpirnase is likely to inhibit replication of all different HIV-1 subtypes. These properties of ranpirnase are particularly relevant in view of the extremely high and exponentially increasing rate of mutations of HIV that occur during infection, and which are primarily responsible for the development of resistance to several currently available antiviral drugs. At present, over 50% of clinical isolates of HIV are resistant to both reverse transcriptase and protease inhibitors drugs, and an additional 25%, while being sensitive to protease inhibitors, are resistant to RT inhibitor(s) drugs. German collaborators continue to investigate the anti-viral properties of ONCONASE(R). The ribonucleolytic activity of ONCONASE(R) suggested that it might be active against a variety of RNA viruses, including HIV and hepatitis C. We believe treatments for both viruses have huge market potentials.

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

This program also provides for joint design and generation of new products with outside partners. We, along with any outside partners, may own these new products jointly, or we may grant an exclusive license to the collaborating partner(s).

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

We have established a number of scientific collaborations with the NCI. The objective of our collaboration with the NCI is to develop new therapeutic applications for ONCONASE(R). This collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. The relative benefit in killing targeted tumor cells versus non-targeted healthy cells, or the therapeutic index, is greater than 200,000-fold with this conjugate. These striking "proof-of-concept" results were presented at the 2002 Ribonuclease Meeting in Bath, England. The NCI has undertaken the manufacturing of RN321 (the conjugate) according to GMP regulations in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with RN321.

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

Novel Amphibian Ribonucleases

In addition to ONCONASE(R), we have isolated several other novel proteins from eggs of the leopard frog. All of the proteins characterized to date are RNases. Information on four new proteins was presented at the 2002 Ribonuclease Meeting. Preclinical testing of the new candidates collectively called amphinases showed them to be similarly active to ranpirnase. Their chemical structure makes them ideal candidates for genetic engineering of designer products.

Collaborations with Pharmaceutical/Drug Delivery Companies

A research and development collaboration with a major US privately held stent and drug delivery company is ongoing. ONCONASE(R) is being evaluated in stents and other delivery platforms to treat cardiovascular disease and cancer via direct site delivery. This collaboration may result in licensing agreement between the companies, however; there is no assurance that such agreement will be reached.

Our research and development collaboration with Wyeth Pharmaceuticals is ongoing to develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our proprietary technology. This collaboration may result in a licensing agreement between the companies, however; there is no assurance that such an agreement will be reached.

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

Manufacturing

We have signed an agreement with Scientific Protein Laboratories, a subsidiary of a division of Wyeth Pharmaceuticals, which will perform the intermediary manufacturing process of purifying ranpirnase. Scientific Protein Laboratories sends the intermediate product to a contract filler for the final manufacturing step and vial filling. Other than these arrangements, we do not have specific arrangements for the manufacture of our product. Products manufactured for use in Phase III clinical trials and for commercial sale must be manufactured in compliance with Current Good Manufacturing Practices. Both Scientific Protein Laboratories and the contract filler, to whom the intermediate product is sent, manufacture in accordance with Current Good Manufacturing Practices. For the foreseeable future, we intend to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture our product. We might not be able to find substitute manufacturers, if necessary. We are dependent upon our contract manufacturers to comply with Current Good Manufacturing Practices and to meet our production requirements. It is possible that our contract manufacturers may not comply with Current Good Manufacturing Practices or deliver sufficient quantities of our products on schedule.

Marketing

We do not plan to market our products at this time. We have entered into a number of Confidential Disclosure Agreements and have been in discussions with several United States and multinational biopharmaceutical companies for the selection of suitable marketing partners for our lead product ONCONASE(R), our proprietary ribonuclease technology pipeline, as well as several patented product candidates.

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

Government Regulation

The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable regulatory agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacturing and marketing of pharmaceutical products in the United States. Obtaining FDA approval for a new therapeutic may take many years and involve substantial expenditures. State, local and other authorities also regulate pharmaceutical manufacturing facilities.

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

Patents and Proprietary Technology

We have protected our business by applying for, and obtaining, patents and trademark registrations.. We have also relied on trade secrets and know-how to protect our proprietary technology. We continue to develop our portfolio of patents, trade secrets, and know how. We have obtained, and continue to apply for, patents concerning our RNase-based technology.

In addition, we have filed (and we intend to continue to file) foreign counterparts of certain U.S. patent applications. Generally, we apply for patent protection in the United States, selected European countries, and Japan.

We own the following patents in the United States:

      o Patent No. US 6,423,515 B1 issued on July 23, 2002, which covers the methodology for synthesizing gene sequences of ranpirnase and a genetically engineered variant of ranpirnase.

      o Patent No. US 6,290,951 B1 issued on September 18, 2001, which covers alteration of the cell cycle in vivo, particularly for inducing apoptosis of tumor cells.

      o Patent No. US 6,239,257 B1, issued on May 29, 2001, which covers a family of variants of ONCONASE(R).

      o Patent No. US 6,175,003 B1, issued January 16, 2001, which covers the genes of ONCONASE(R)and a variant of ONCONASE(R).

      o U.S. Patent No. 5,728,805, issued in 1998, which covers a family of variants of ONCONASE(R).

      o U.S. Patents Nos. 5,529,775 and 5,540,925, issued in 1996, and U.S. Patent No. 5,595,734, issued in 1997, which cover combinations of ONCONASE(R) with certain other pharmaceuticals.

      o U.S. Patent No. 5,559,212, issued in 1996, which covers the amino acid sequence of ONCONASE(R).

      o U.S. Patent No. 4,888,172, issued in 1989, which covers a pharmaceutical produced from fertilized frog eggs (Rana pipiens) and the methodology for producing it.

We own four European patents, which have been validated in certain European countries. These patents cover ONCONASE(R), a variant of ONCONASE(R), process technology for making ONCONASE(R), and combinations of ONCONASE(R) with certain other chemotherapeutics. We also have patent applications pending in the United States, Europe, and Japan. Additionally, we own one Japanese patent and have an undivided interest in two US patent applications, each relating to a Subject Invention (as that term is defined in Cooperative Research and Development Agreements, or CRADAs, to which we and the NIH are parties.)

The scope of protection afforded by patents for biotechnological inventions can be uncertain, and such uncertainty may apply to our patents as well. The patent applications we have filed, or that we may file in the future, may not result in patents. Our patents may not give us competitive advantages, may be wholly or partially invalidated or held unenforceable, or may be held uninfringed by products that compete with our products. Patents owned by others may adversely affect our ability to do business. Furthermore, others may independently develop products that are similar to our products or that duplicate our products, and may design around the claims of our patents. Although we believe that our patents and patent applications are of substantial value to us, we cannot assure you that such patents and patent applications will be of commercial benefit to us, will adequately protect us from competing products or will not be challenged, declared invalid, or uninfringed upon. We also rely on proprietary know-how and on trade secrets to develop and maintain our competitive position. Others may independently develop or obtain access to such know-how or trade secrets. Although our employees and consultants having access to proprietary information are required to sign agreements that require them to keep such information confidential, our employees or consultants may breach these agreements or these agreements may be held to be unenforceable.

Competition

Currently, there are no approved systemic treatments for malignant mesothelioma. To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R). There are several companies, universities and research teams which are engaged in research similar, or potentially similar to those performed by us. Eli Lilly is developing a multi-targeted antifolate ALIMTA(R) (pemetrexed) for patients with malignant mesothelioma. Final results have been published in the Journal of Clinical Oncology, July 2003. Some of our competitors have far greater financial resources, larger research staffs and more extensive physical facilities. These competitors may develop products that are more effective than ours and may be more successful than us at producing and marketing their products. We are not aware, however, of any product currently being marketed that has the same mechanism of action as our proposed anti-tumor agent, ONCONASE(R). Search of scientific literature reveals no published information that would indicate that others are currently employing this method or producing such an anti-tumor agent. Others may develop new treatments that are more effective than ONCONASE(R).

Employees

As of October 24, 2003, we have 13 employees, of whom 10 were engaged in research and development activities and three were engaged in administration and management. We have six employees who hold Ph.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be excellent. None of our employees are covered by a collective bargaining agreement.

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

Item 2. PROPERTIES

We lease a total of approximately 17,000 square feet in an industrial office building located in Bloomfield, New Jersey. Our lease expired on December 31, 2001 and we have been leasing the property on a month-to-month basis. The monthly rental obligation is $11,333. We believe that the facility is sufficient for our needs in the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

We are presently not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board, or OTCBB, under the symbol "ACEL". At the close of business April 27, 1999, we were delisted from The Nasdaq SmallCap Market, or Nasdaq, for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. As of October 23, 2003, there were approximately 1,195 stockholders of record of our common stock.

The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2003 and 2002. The prices were obtained from OTCBB and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                    High             Low
                                                    ----             ---

            Year Ended July 31, 2003:
                 First Quarter                     $ 0.36          $ 0.18
                 Second Quarter                      1.01            0.19
                 Third Quarter                       0.85            0.39
                 Fourth Quarter                      1.45            0.64
            Year Ended July 31, 2002:
                 First Quarter                       0.96            0.33
                 Second Quarter                      1.01            0.35
                 Third Quarter                       0.77            0.42
                 Fourth Quarter                      0.47            0.27

We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

The following table provides additional information on the Company's equity based compensation plans as of July 31, 2003:

                                                                                                      Number of securities
                                              Number of securities                                  remaining available for
                                               to be issued upon            Weighted-average         future issuance under
                                            exercise of outstanding         exercise price of      equity compensation plans
                                             options, warrants and        outstanding options,       (excluding securities
          Plan Category                             rights                warrants and rights        reflected in column a)
                                            -----------------------       -------------------      -------------------------
                                                     (a)                          (b)                          (c)
Equity compensation plans approved
by security holders                               2,393,666                       $ 1.26                      2,181,779
Equity compensation plans not
approved by security holders                        779,556(1)                    $ 1.02                             -0-

(1) The following 779,556 securities to be issued upon the exercise of outstanding options and warrants that were not approved by the shareholders, relate to options and warrants we issued to third parties in connection with services rendered.

      On October 1, 1998, we issued options to purchase 200,000 shares of common stock at an exercise price of $1.00 per share to Sage Partners as payment for services to be rendered. 150,000 of such options were cancelled in November 1999 upon the cancellation of the contract with Sage Partners. The remaining options vested as to 2,500 shares per month from October 31, 1998 through September 30, 1999 and as to 20,000 shares on October 1, 1999. The options expire five years from the respective vesting date. As of July 31, 2003, options to purchase 50,000 shares remained outstanding. On September 10, 2003, the option to purchase these remaining 50,000 shares was exercised.

      In August 2001, we converted $50,000 of our accounts payable owed to DZS Computer Solutions, Inc., into 55,556 shares of common stock. In addition, we issued to DZS Computer Solutions, Inc. 55,556 five-year warrants to purchase 55,556 shares of common stock at an exercise price of $1.50 per share.

      In February 2002, we issued 1,500,000 five-year warrants to purchase an aggregate of 1,500,000 shares of common stock in connection with the engagement of a consultant. We received $1,500 for the issuance of the warrants. Of such warrants 500,000 are exercisable immediately, 250,000 at an exercise price of $0.50 and 250,000 at an exercise price of $1.00. The remaining 1,000,000 warrants will become exercisable if the consultant is successful in helping us raise capital. For each $1 million in capital financing raised with the assistance of the consultant, 200,000 warrants will become exercisable up to 1,000,000 warrants in the aggregate. Of these 1,000,000 warrants, 400,000 are exercisable at $1.00 per share and 600,000 are exercisable at $1.50 per share. During the fiscal year 2003, the vesting of the 600,000 warrants was amended to vest immediately and the exercise price was amended from $1.50 to $.50 per share. As of July 31, 2003, warrants to purchase 826,000 shares of common stock had been exercised and warrants to purchase 674,000 shares of common stock remained outstanding.

Recent Sales of Unregistered Securities

In May 2003, we issued a $100,000 8% note payable to an unrelated party, which will become due in November 2004. The unrelated party can convert the note into shares of our common stock at a conversion rate of $0.50 per share. In addition, upon conversion of the note, we will issue warrants to purchase an equal number of shares of common stock at an exercise price of $1.00 per share, expiring five years from the date of issuance. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

From May 2003 to July 2003, we settled $84,223 of our accounts payable by issuing 149,171 shares of restricted common stock. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

From May 2003 to July 2003, we issued to private investors an aggregate 730,000 shares of restricted common stock and five-year warrants to purchase an aggregate 730,000 shares of common stock at exercise prices ranging from $1.25 to $1.50 per share. We received an aggregate of $411,000 from such private placements. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

From May 2003 to July 2003, we issued an aggregate of 724,000 shares of common stock upon the exercise of warrants and options by unrelated parties, which resulted in aggregate gross proceeds of $358,000 to us. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

The net proceeds from the above mentioned transactions will be used for general corporate purposes.

Item 6. SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for our company for the five fiscal years ended July 31, 2003.

                                                   Year Ended July 31,
                       -------------------------------------------------------------------------------
                           2003            2002              2001             2000             1999
                           ----            ----              ----             ----             ----
Interest Income        $     9,877      $     4,838      $    13,121      $    51,144      $   168,372
Other Income                30,000               --               --               --               --
Net Loss (1)            (2,411,532)      (2,591,162)      (2,294,936)      (1,722,298)      (3,156,636)
Net Loss Per Basic
and Diluted Share             (.10)            (.12)            (.12)            (.10)            (.18)
Dividends                     None             None             None             None             None
Total Assets               495,322          228,871          201,609          488,099        1,728,648
Long-term Debt             242,516          315,929           23,663           30,251             None
Total Equity
(Deficiency)            (2,491,681)     $(1,885,437)        (740,378)        (131,860)         757,200

(1)   Included in the net loss of $2,411,532, $2,591,162 and $2,294,936 for fiscal years ended July 31, 2003, 2002 and 2001, respectively, are tax benefits of $231,357, $353,732 and $451,395, respectively, related to the sale of certain state tax operating loss carryforwards.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Since our inception, we have devoted the majority of our resources to the research and development of ONCONASE(R) and related drug candidates. We have focused our resources towards the completion of the clinical program for unresectable malignant mesothelioma.

Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial yields favorable results.

We received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

In the ongoing Phase III trial, an interim analysis based on the occurrence of 105 deaths is planned. Based upon the results of these analyses, we may be able to file an NDA and an MAA within six months after the completion of the analyses. Marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma may not be granted by the FDA or EMEA.

We fund the research and development of our products from cash receipts resulting from the private sales of our securities, sale of our tax benefits and from certain debt financings. Presently, our cash balance is sufficient to fund our operations in the near term, however, we intend to raise additional capital through the sale of our securities and strategic alliance(s). However, there are no assurances that such funds will be obtained.

Results of Operations

Fiscal Years Ended July 31, 2003, 2002 and 2001

Revenues

We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We did not have any sales in fiscal 2003, 2002 and 2001. Investment income for fiscal 2003 was $10,000 compared to $5,000 for fiscal 2002, an increase of $5,000. The increase was due to higher balances of cash and cash equivalents. Investment income for fiscal 2002 was $5,000 compared to $13,000 for fiscal 2001, a decrease of $8,000. This decrease was due to lower balances of cash and cash equivalents.

Research and Development

Research and development expense for fiscal 2003 was $1,700,000 compared to $2,033,000 for fiscal 2002, a decrease of $333,000, or 16.4%. This decrease was primarily due to decreases in personnel costs, regulatory consulting costs and a reduction of non-cash expenses relating to stock options issued for consulting services. These decreases were partially offset by an increase in costs relating to patent and trademark applications for ONCONASE(R).

Research and development expense for fiscal 2002 was $2,033,000 compared to $1,901,000 for fiscal 2001, an increase of $132,000, or 7%. This increase was primarily due to an increase in costs in support of ongoing clinical trial for ONCONASE(R) resulting from the expansion of our Phase III clinical trial for malignant mesothelioma in Europe. This increase was partially offset by a decrease in expenses related to outside consultants, reduction of non-cash expenses relating to stock options issued for consulting services and a decrease in costs relating to patent and trademark applications for ONCONASE(R).

General and Administrative

General and administrative expense for fiscal 2003 was $624,000 compared to $798,000 for fiscal 2002, a decrease of $174,000, or 21.8%. This decrease was primarily due to decreases in costs related to public relations activities, insurance expenses, personnel costs and reduction in non-cash expense relating to stock options issued for consulting services.

General and administrative expense for fiscal 2002 was $798,000 compared to $706,000 for fiscal 2001, an increase of $92,000, or 13%. This increase was primarily due to an increase in costs related to public relations activities, an increase in legal costs associated with business development activities and an increase in insurance expenses offset by a decrease in non-cash expense relating to stock options issued for consulting services.

Interest

Interest expense for fiscal 2003 was $358,000 compared to $119,000 in fiscal 2002, an increase of $239,000. The increase was primarily due to the interest expense on the beneficial conversion feature of the notes payable issued to unrelated parties, the related warrants and the increase in total borrowing levels. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the term of the notes.

Interest expense for fiscal 2002 was $119,000 compared to $153,000 in fiscal 2001, a decrease of $34,000. The decrease was primarily due to the interest expense on convertible notes and related warrants issued during the fiscal year ended 2001. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the term of the notes.

Income Taxes

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we have $1,373,000 total available tax benefits of which $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we received $231,000 from the sale of an aggregate of $273,000 tax benefits which was recognized as a tax benefit for fiscal 2003. In December 2001, we received $354,000 from the sale of an aggregate of $426,000 tax benefits which was recognized as a tax benefit for our fiscal 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,100,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we may not be able to find a buyer for our tax benefits or that such funds may not be available in a timely manner.

Net Loss

We have incurred net losses during each year since our inception. The net loss for fiscal 2003 was $2,411,000 as compared to $2,591,000 in fiscal 2002 and 2,295,000 in fiscal 2001. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2003 amounted to $63,974,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

We have reported net losses of approximately $2,411,000, $2,591,000, and $2,295,000 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. The loss from date of inception, August 24, 1981, to July 31, 2003 amounts to $63,974,000. Also, we have a working capital deficit and limited liquid resources.

We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the fiscal year 2003, we had a net increase in cash and cash equivalents of $244,000. This increase primarily resulted from net cash provided by financing activities in the amount of $1,798,000, primarily due to proceeds from short and long-term borrowings, from the private placement of common stock and warrants and proceeds from the exercise of warrants, offset by net cash used in operating activities of $1,554,000. Total cash resources as of July 31, 2003 were $330,000 compared to $86,000 at July 31, 2002.

Our current liabilities as of July 31, 2003 were $2,744,000 compared to $1,798,000 at July 31, 2002, an increase of $946,000. The increase was primarily due to the short-term maturity of notes payable, accrued payroll and payroll taxes offset by the reduction of a loan payable to a related party. As of July 31, 2003, we had a total of $644,023 in unpaid payroll and $240,784 in unpaid payroll taxes. As of September 2003, all unpaid payroll taxes have been fully satisfied. In addition, $115,000 in unpaid payroll was paid and since July 31, 2003, we have been current in our payroll and payroll taxes. As of July 31, 2003 our current liabilities exceeded our current assets and we had a working capital deficit of $2,404,000.

The following transactions occurred after July 31, 2003:

In August 2003, the Company issued an aggregate of 120,000 shares of common stock to private investors resulting in aggregate gross proceeds of $60,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 120,000 shares of common stock at an exercise of price of $1.25 per share.

In September 2003, the Company issued 1,704,546 shares of common stock to an institutional investor resulting in gross proceeds of $1,500,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 852,273 shares of common stock at an exercise of price of $1.50 per share.

From August 2003 through October 14, 2003, the Company issued to unrelated parties, an aggregate of 1,165,773 shares of common stock upon the exercise of warrants and stock options at per share exercise prices ranging from $0.43 to $1.00. The Company realized aggregate gross proceeds of approximately $861,225.

In September 2003, the terms of our notes payable were amended such that (i) they are convertible into shares of Series A Preferred Stock rather than common stock, and (ii) the warrants to be issued upon the due date of the notes are warrants to purchase shares of Series A Preferred Stock rather than common stock. In the event the stockholders approve an increase in the number of shares of common stock authorized, the terms of the notes will revert to the original terms to the extent the notes have not been converted.

In September 2003, our Board of Directors designated 200,000 of the 1,000,000 shares of preferred stock as Series A Preferred Stock. 105,666 shares of our Series A Preferred Stock has been reserved for issuance upon the conversion of certain of our outstanding notes.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we have $1,373,000 total available tax benefits of which $273,000 was allocated to be sold between July 1, 2002 and June 30, 2003. In December 2002, we received $231,000 from the sale of an aggregate of $273,000 tax benefits which was recognized as a tax benefit for our fiscal 2003. In December 2001 and 2000, we received $354,000 and $451,000 from the sale of an aggregate of $426,000 and $602,000 tax benefits which was recognized as tax benefits for our fiscal years 2002 and 2001, respectively. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,100,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, we may not be able to find a buyer for our tax benefits or that such funds may not be available in a timely manner.

Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), our primary anti-cancer product being developed, licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through July 31, 2003, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until our operations generate significant revenues, we will continue to fund operations from cash on hand and through the sources of capital previously described. During the fiscal year ended July 31, 2003, the Company received gross proceeds of approximately $2,241,000 from long-term and short-term borrowings from unrelated parties, from the private placement of common stock and warrants, proceeds from the exercise of warrants and options and from the sale of our tax benefits. After taking into account these net proceeds and the anticipated proceeds from the sale of the balance of our tax benefits, we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs through October 2004. We continue our fund raising efforts and anticipates securing additional financing in the first calendar quarter of 2004. The reports of our independent auditors on our financial statements includes an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our equipment operating lease and convertible notes.

Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2003:

                                                              Payments Due by Fiscal Year
                                                          ------------------------------------
                                                                                     2006 and
                                              Total         2004         2005       Thereafter
                                              -----         ----         ----       ----------
      Research and development
      commitments                            $     -0-    $     -0-    $     -0-     $   -0-
      Operating lease                          30,600       17,500       13,100          -0-
                                             --------     --------     --------      ------
      Total contractual cash obligations     $ 30,600     $ 17,500     $ 13,100      $   -0-
                                             ========     ========     ========      ======

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As described in the current report on Form 8-K filed by the Company on December 12, 2002 which is incorporated by reference into this Item 9, on December 6, 2002 KPMG LLP resigned as our independent accountants and was replaced by J.H. Cohn LLP as our independent accountants for fiscal 2003. The engagement of J.H. Cohn was approved by our Audit Committee. The reports of KPMG on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that the report on our financial statements for the fiscal years ended July 31, 2002 and 2001 contained a separate paragraph stating that "the Company has suffered recurring losses from operations, has a working capital deficit and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." During our two most recent fiscal years through December 6, 2002, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such years.

On December 1, 1993, certain shareholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of J.H. Cohn LLP with respect to our financial statements from inception to July 31, 2003 is based on the report of KPMG LLP from August 1, 1992 to July 31, 2002 and of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act on the basis of the use of such report in any registration statement into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a registration statement, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our common stock or otherwise.

Item 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    Part III

The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on January 14, 2004.

                                     Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)    The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)            Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K).

                                                                                              Exhibit No. or
   Exhibit                                                                                   Incorporation by
      No.                            Item Title                                                  Reference
   -------                           ----------                                                  ---------
      3.1       Certificate of Incorporation                                                         *
      3.2       By-Laws                                                                              *
      3.3       Amendment to Certificate of Incorporation                                            #
      3.4       Amendment to Certificate of Incorporation                                            +
      3.5       Certificate of Designation for Series A Preferred Stock                             ###
      4.1       Form of Convertible Debenture                                                       **
     10.1       1993 Stock Option Plan and Form of Option Agreement                                ****
     10.2       Debt Conversion Agreement dated March 30, 1994 with Kuslima Shogen                  ***
     10.3       Accrued Salary Conversion Agreement dated March 30, 1994 with Kuslima
                Shogen                                                                              ***
     10.4       Accrued Salary Conversion Agreement dated March 30, 1994 with
                Stanislaw Mikulski                                                                  ***
     10.5       Option Agreement dated March 30, 1994 with Kuslima Shogen                           ***
     10.6       Amendment No. 1 dated June 20, 1994 to Option Agreement dated
                March 30, 1994 with Kuslima Shogen                                                  ***
     10.7       Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
                March 30, 1994 with Kuslima Shogen                                                 ****
     10.8       Form of Amendment No. 1 dated June 20, 1994 to Option Agreement dated
                March 30, 1994 with Stanislaw Mikulski                                             ****

                                                                                              Exhibit No. or
   Exhibit                                                                                   Incorporation by
      No.                            Item Title                                                  Reference
   -------                           ----------                                                  ---------
    10.9        1997 Stock Option Plan                                                               ##
    10.10       Form of Subscription Agreement and Warrant Agreement used in Private
                Placement completed on February 20, 1998                                              +
    10.11       Form of Warrant Agreement issued to the Placement Agent in connection
                with the Private Placement completed on February 20, 1998                             +
    10.12       Form of Subscription Agreement and Warrant Agreement used in Private
                Placements completed in February 2000                                                ++
    10.13       Form of Subscription Agreement and Warrant Agreement used in the
                August and September 2000 Private Placements                                         +++
    10.14       Form of Subscription Agreement and Warrant Agreement used in the April
                2001 Private Placements                                                               ^
    10.15       Form of Convertible Note entered into in April 2001                                   ^
    10.16       Form of Subscription Agreement and Warrant Agreement used in the July
                2001 Private Placements                                                               ^
    10.17       Form of Subscription Agreement and Warrant Agreement used in the
                August and October 2001 private placement                                             ^
    10.18       Form of Subscription Agreement and Warrant Agreement used in the
                September 2001, November 2001 and January 2002 private placements                     ^
    10.19       Warrant issued in the February 2002 private placement                                 ^
    10.20       Form of Subscription Agreement and Warrant Agreement used in the March
                2002, April 2002 and May 2002 private placements                                     ^^
    10.21       Form of Subscription Agreement and Warrant Agreement used in the June
                2002 and October 2002 private placements                                              ^
    10.22       Form of Note Payable and Warrant Certificate entered into April, June,
                July, September, November and December 2002                                           ^
    10.23       Form of Note Payable and Warrant Certificate entered into November
                2001, January, March and May 2003                                                    ###
    10.24       Form of Subscription Agreement and Warrant Agreement used in the
                February 2003 and April through August 2003 private placements                       ###
    10.25       Securities Purchase Agreement and Warrant Agreement used in September
                2003 private placement                                                               ###
    10.26       Registration Rights Agreement used in September 2003 private placement               ###
    10.27       Form of Amended Notes Payable which amends the November 2001, April
                2002, June 2002, July 2002, September 2002, November 2002 December
                2002, January 2003, March 2003 and May 2003 notes payable                            ###
    21.1        Subsidiaries of Registrant                                                           **
    23.1        Consent of J.H. Cohn LLP                                                             ###
    23.2        Consent of KPMG LLP                                                                  ###
    31.1        Certification of Chief Executive Officer and Chief Financial Officer
                pursuant to Rule 13a-14(a) (Section 302 Certification), as adapted
                pursuant to Section 302 of Sarbanes-Oxley Act of 2002                                ###
    32.1        Certification Chief Executive Officer and Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002                                                    ###
    99.1        Factors to Consider in Connection with Forward-Looking Statements                    ###

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

**** Previously filed as exhibits to the Company's Registration Statement Form SB-2 (File No. 33-76950) and incorporated herein by reference thereto.

+ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 and incorporated herein by reference thereto.

++ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 2000 and incorporated herein by reference thereto.

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

## Previously filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1997 and incorporated herein by reference thereto.

###         Filed herewith.

(b)   Reports on Form 8-K.

      None.

                                    Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALFACELL CORPORATION


Dated: October 29, 2003             By: /s/ KUSLIMA SHOGEN
                                        Kuslima Shogen, Chief Executive Officer,
                                        Acting Chief Financial Officer and
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 29, 2003                    /s/ KUSLIMA SHOGEN
                                            Kuslima Shogen, Chief Executive
                                            Officer, Acting Chief Financial
                                            Officer (Principal Executive
                                            Officer, Principal Accounting
                                            Officer) and Chairman of the Board


Dated: October 29, 2003                     /s/ STEPHEN K. CARTER
                                            Stephen K. Carter, M.D., Director


Dated: October 29, 2003                     /s/ DONALD R. CONKLIN
                                            Donald R. Conklin, Director


Dated: October 29, 2003                     /s/ MARTIN F. STADLER
                                            Martin F. Stadler, Director


Dated: October 29, 2003                     /s/ PAUL M. WEISS
                                            Paul M. Weiss, Ph.D., MBA, Director

                                      Index

                                                                            Page

Audited Financial Statements:

Independent Auditors' Report of J.H. Cohn LLP................................F-2

Independent Auditors' Report of KPMG LLP.....................................F-3

Independent Auditors' Report of Armus, Harrison & Co.........................F-4

Balance Sheets - July 31, 2003 and 2002......................................F-6

Statements of Operations - Years ended July 31, 2003, 2002,
     and 2001 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2003....................................F-7

Statement of Stockholders' Equity (Deficiency)
     Period from August 24, 1981
     (Date of Inception) to July 31, 2003....................................F-8

Statements of Cash Flows - Years ended July 31, 2003, 2002,
     and 2001 and Period from August 24, 1981
     (Date of Inception) to July 31, 2003...................................F-14

Notes to Financial Statements - Years ended July 31, 2003,
     2002 and 2001 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2003...................................F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Alfacell Corporation

We have audited the accompanying balance sheet of ALFACELL CORPORATION (A Development Stage Company) as of July 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period from August 24, 1981 (date of inception) to July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 2003 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2003 of the amounts for the period from August 24, 1981 to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2003, and its results of operations and cash flows for the year then ended and for the period from August 24, 1981 to July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from inception and is a development stage company. Such matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

                                                J.H. Cohn LLP

Roseland, New Jersey
September 26, 2003, except for Note 18,
   which is as of October 14, 2003

                          Independent Auditors' Report

The Stockholders and Board of Directors
Alfacell Corporation:

We have audited the accompanying balance sheet of Alfacell Corporation (a development stage company) as of July 31, 2002, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended July 31, 2002 and the period from August 24, 1981 (date of inception) to July 31, 2002 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 1992 were audited by other auditors whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2002 of the amounts for the period from August 24, 1981 to July 31, 1992, on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2002 and the period from August 24, 1981 to July 31, 2002 (not presented herein) in conformity with accounting principles generally accepted in the United States of America.

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


                                                 /s/ Armus, Harrison & Co.
                                                 -------------------------
                                                 Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2003 and 2002

                                                                           2003              2002
                                                                       ------------      ------------
ASSETS

Current assets:
     Cash and cash equivalents ...................................     $    330,137      $     85,843
     Other assets ................................................           10,103            45,754
                                                                       ------------      ------------
         Total current assets ....................................          340,240           131,597

Property and equipment, net of accumulated depreciation and
     amortization of $1,136,183 in 2003 and $1,120,371 in 2002 ...           12,795            28,607

Loan receivable, related party ...................................          142,287            68,667
                                                                       ------------      ------------

         Total assets ............................................     $    495,322      $    228,871
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt, net of debt discount of
        $187,121 at July 31, 2003 ................................     $    637,080      $      8,179
     Loan payable, related party .................................               --           139,794
     Accounts payable ............................................          699,429           796,128
     Accrued expenses ............................................        1,407,978           854,278
                                                                       ------------      ------------
         Total current liabilities ...............................        2,744,487         1,798,379

Long-term debt, less current portion, net of debt discount of
    $163,687 at July 31, 2003 ....................................          242,516           315,929
                                                                       ------------      ------------
         Total liabilities .......................................        2,987,003         2,114,308
                                                                       ------------      ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, $.001 par value. Authorized and unissued,
         1,000,000 shares at July 31, 2003 and 2002 ..............               --                --
     Common stock $.001 par value.  Authorized 40,000,000
         shares; issued and outstanding 25,026,129 shares and
         22,760,921 shares at July 31, 2003 and 2002, respectively           25,026            22,761
     Capital in excess of par value ..............................       61,457,502        59,654,479
     Deficit accumulated during development stage ................      (63,974,209)      (61,562,677)
                                                                       ------------      ------------
         Total stockholders' deficiency ..........................       (2,491,681)       (1,885,437)
                                                                       ------------      ------------

         Total liabilities and stockholders' deficiency ..........     $    495,322      $    228,871
                                                                       ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                        Years ended July 31, 2003, 2002
                 and 2001, and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2003

                                          August 24, 1981
                                             (date of
                                            inception)
                                          to July 31, 2003        2003             2002               2001
                                          ----------------    ------------      ------------      ------------
Revenues:
     Sales ............................     $    553,489      $         --      $         --      $         --
     Investment income ................        1,387,000             9,877             4,838            13,121
     Other income .....................           90,103            30,000                --                --
                                            ------------      ------------      ------------      ------------
                                               2,030,592            39,877             4,838            13,121
                                            ------------      ------------      ------------      ------------

Cost and expenses:
     Cost of sales ....................          336,495                --                --                --
     Research and development .........       41,601,935         1,699,962         2,032,938         1,900,678
     General and administrative .......       22,287,852           624,406           798,053           705,745
     Interest:
        Related parties ...............        1,147,547                --             4,687           108,900
        Others ........................        2,423,310           358,398           114,054            44,129
                                            ------------      ------------      ------------      ------------
                                              67,797,139         2,682,766         2,949,732         2,759,452
                                            ------------      ------------      ------------      ------------

Loss before state tax benefit .........      (65,766,547)       (2,642,889)       (2,944,894)       (2,746,331)

State tax benefit .....................        1,792,338           231,357           353,732           451,395
                                            ------------      ------------      ------------      ------------

         Net loss .....................     $(63,974,209)     $ (2,411,532)     $ (2,591,162)     $ (2,294,936)
                                            ============      ============      ============      ============

Loss per basic and diluted common share                       $      (0.10)     $      (0.12)     $      (0.12)
                                                              ============      ============      ============

Weighted average number of shares
  outstanding .........................                         23,166,000        21,045,000        18,927,000
                                                              ============      ============      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2003

                                                             Common Stock
                                                        -----------------------
                                                                                      Capital In      Common
                                                         Number of                  Excess of par   Stock to be
                                                          Shares         Amount         Value          Issued
                                                        ----------      -------     -------------   -----------
Issuance of shares to officers and stockholders
  for equipment, research and development,
  and expense reimbursement                                712,500      $   713      $   212,987         --
Issuance of shares for organizational legal service         50,000           50            4,950         --
Sale of shares for cash, net                                82,143           82          108,418         --
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                        422,321          422             (422)        --
Net loss                                                        --           --               --         --
                                                        ----------      -------      -----------     ------
Balance at July 31, 1982                                 1,266,964        1,267          325,933         --

Issuance of shares for equipment                            15,000           15           13,985         --
Sale of shares to private investors                         44,196           44           41,206         --
Sale of shares in public offering, net                     660,000          660        1,307,786         --
Issuance of shares under stock grant program                20,000           20          109,980         --
Exercise of warrants, net                                    1,165            1            3,494         --
Net loss                                                        --           --               --         --
                                                        ----------      -------      -----------     ------
Balance at July 31, 1983                                 2,007,325        2,007        1,802,384         --

Exercise of warrants, net                                  287,566          287          933,696         --
Issuance of shares under stock grant program                19,750           20          101,199         --
Issuance of shares under stock bonus plan for
  directors and consultants                                130,250          131          385,786         --
Net loss                                                        --           --               --         --
                                                        ----------      -------      -----------     ------
Balance at July 31, 1984                                 2,444,891        2,445        3,223,065         --

Issuance of shares under stock grant program                48,332           48          478,057         --
Issuance of shares under stock bonus plan for
  directors and consultants                                 99,163           99          879,379         --

Shares canceled                                            (42,500)         (42)        (105,783)        --
Exercise of warrants, net                                  334,957          335        1,971,012
Net loss                                                        --           --               --         --
                                                        ----------      -------      -----------     ------
Balance at July 31, 1985                                 2,884,843        2,885        6,445,730         --

Issuance of shares under stock grant program                11,250           12          107,020         --
Issuance of shares under stock bonus plan
  for directors and consultants                             15,394           15          215,385         --
Exercise of warrants, net                                   21,565           21           80,977         --
Net loss                                                        --           --               --         --
                                                        ----------      -------      -----------     ------
Balance at July 31, 1986 (carried forward)               2,933,052        2,933        6,849,112         --



                                                             Deficit
                                                           Accumulated                   Deferred         Total
                                                              During                   compensation,  Stockholders'
                                                           Development   Subscription   restricted        Equity
                                                               Stage      Receivable       stock       (Deficiency)
                                                           -----------   ------------  -------------  -------------
Issuance of shares to officers and stockholders
  for equipment, research and development,
  and expense reimbursement                                $        --      $    --     $       --     $   213,700
Issuance of shares for organizational legal service                 --           --             --           5,000
Sale of shares for cash, net                                        --           --             --         108,500
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                                 --           --             --              --
Net loss                                                      (121,486)          --             --        (121,486)
                                                           -----------      -------     ----------     -----------
Balance at July 31, 1982                                      (121,486)          --             --         205,714

Issuance of shares for equipment                                    --           --             --          14,000
Sale of shares to private investors                                 --           --             --          41,250
Sale of shares in public offering, net                              --           --             --       1,308,446
Issuance of shares under stock grant program                        --           --             --         110,000
Exercise of warrants, net                                           --           --             --           3,495
Net loss                                                      (558,694)          --             --        (558,694)
                                                           -----------      -------     ----------     -----------
Balance at July 31, 1983                                      (680,180)          --             --       1,124,211

Exercise of warrants, net                                           --           --             --         933,983
Issuance of shares under stock grant program                        --           --             --         101,219
Issuance of shares under stock bonus plan for
  directors and consultants                                         --           --             --         385,917
Net loss                                                    (1,421,083)          --             --      (1,421,083)
                                                           -----------      -------     ----------     -----------
Balance at July 31, 1984                                    (2,101,263)          --             --       1,124,247

Issuance of shares under stock grant program                        --           --             --         478,105
Issuance of shares under stock bonus plan for
  directors and consultants                                         --           --             --         879,478

Shares canceled                                                     --           --             --        (105,825)
Exercise of warrants, net                                           --           --             --       1,971,347
Net loss                                                    (2,958,846)          --             --      (2,958,846)
                                                           -----------      -------     ----------     -----------
Balance at July 31, 1985                                    (5,060,109)          --             --       1,388,506

Issuance of shares under stock grant program                        --           --             --         107,032
Issuance of shares under stock bonus plan
  for directors and consultants                                     --           --             --         215,400
Exercise of warrants, net                                           --           --             --          80,998
Net loss                                                    (2,138,605)          --             --      (2,138,605)
                                                           -----------      -------     ----------     -----------
Balance at July 31, 1986 (carried forward)                  (7,198,714)          --             --        (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                              Common Stock
                                                         ---------------------
                                                                                   Capital In      Common
                                                          Number of              Excess of par   Stock to be
                                                           Shares       Amount       Value          Issued
                                                         ----------    -------   -------------   -----------
Balance at July 31, 1986 (brought forward)                2,933,052     $2,933     $ 6,849,112        --

Exercise of warrants at $10.00 per share                     14,745         15         147,435        --
Issuance of shares under stock bonus plan
  for directors and consultants                               5,000          5          74,995        --

Issuance of shares for services                             250,000        250         499,750        --
Sale of shares to private investors, net                      5,000          5          24,995        --
Net loss                                                         --         --              --        --
                                                          ---------     ------     -----------    ------
Balance at July 31, 1987                                  3,207,797      3,208       7,596,287        --

Issuance of shares for legal and consulting services        206,429        207         724,280        --
Issuance of shares under employment incentive program       700,000        700       2,449,300        --
Issuance of shares under stock grant program                 19,000         19          66,481        --
Exercise of options at $3.00 per share                      170,000        170         509,830        --
Issuance of shares for litigation settlement                 12,500         12          31,125        --
Exercise of warrants at $7.06 per share                      63,925         64         451,341        --
Sale of shares to private investors                          61,073         61         178,072        --
Amortization of deferred compensation,
  restricted stock                                               --         --              --        --
Net loss                                                         --         --              --        --
                                                          ---------     ------     -----------    ------
Balance at July 31, 1988                                  4,440,724      4,441      12,006,716        --

Sale of shares for litigation settlement                    135,000        135       1,074,703        --
Conversion  of debentures at $3.00 per share                133,333        133         399,867        --
Sale of shares to private investors                         105,840        106         419,894        --
Exercise of options at $3.50 per share                        1,000          1           3,499        --
Issuance of shares under employment agreement               750,000        750       3,749,250        --
Issuance of shares under the 1989 Stock Plan                 30,000         30         149,970        --
Amortization of deferred compensation,
  restricted stock                                               --         --              --        --
Net loss                                                         --         --              --        --
                                                          ---------     ------     -----------    ------
Balance at July 31, 1989                                  5,595,897      5,596      17,803,899        --

Issuance of shares for legal and consulting
  services                                                   52,463         52         258,725        --
Issuance of shares under the 1989 Stock Plan                 56,000         56         335,944        --
Sale of shares for litigation settlement                     50,000         50         351,067        --



                                                              Deficit
                                                            Accumulated                   Deferred         Total
                                                               During                   compensation,  Stockholders'
                                                            Development   Subscription   restricted        Equity
                                                                Stage      Receivable       stock       (Deficiency)
                                                            -----------   ------------  -------------  -------------
Balance at July 31, 1986 (brought forward)                 $ (7,198,714)     $    --     $        --    $  (346,669)

Exercise of warrants at $10.00 per share                             --           --              --        147,450
Issuance of shares under stock bonus plan
  for directors and consultants                                      --           --              --         75,000

Issuance of shares for services                                      --           --              --        500,000
Sale of shares to private investors, net                             --           --              --         25,000
Net loss                                                     (2,604,619)          --              --     (2,604,619)
                                                           ------------      -------     -----------    -----------
Balance at July 31, 1987                                     (9,803,333)          --              --     (2,203,838)

Issuance of shares for legal and consulting services                 --           --              --        724,487
Issuance of shares under employment incentive program                --           --      (2,450,000)            --
Issuance of shares under stock grant program                         --           --              --         66,500
Exercise of options at $3.00 per share                               --           --              --        510,000
Issuance of shares for litigation settlement                         --           --              --         31,137
Exercise of warrants at $7.06 per share                              --           --              --        451,405
Sale of shares to private investors                                  --           --              --        178,133
Amortization of deferred compensation,
  restricted stock                                                   --           --         449,167        449,167
Net loss                                                     (3,272,773)          --              --     (3,272,773)
                                                           ------------      -------     -----------    -----------
Balance at July 31, 1988                                    (13,076,106)          --      (2,000,833)    (3,065,782)

Sale of shares for litigation settlement                             --           --              --      1,074,838
Conversion  of debentures at $3.00 per share                         --           --              --        400,000
Sale of shares to private investors                                  --           --              --        420,000
Exercise of options at $3.50 per share                               --           --              --          3,500
Issuance of shares under employment agreement                        --           --      (3,750,000)            --
Issuance of shares under the 1989 Stock Plan                         --           --        (150,000)            --
Amortization of deferred compensation,
  restricted stock                                                   --           --       1,050,756      1,050,756
Net loss                                                     (2,952,869)          --              --     (2,952,869)
                                                           ------------      -------     -----------    -----------
Balance at July 31, 1989                                    (16,028,975)          --      (4,850,077)    (3,069,557)

Issuance of shares for legal and consulting
  services                                                           --           --              --        258,777
Issuance of shares under the 1989 Stock Plan                         --           --        (336,000)            --
Sale of shares for litigation settlement                             --           --              --        351,117

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                       Common Stock
                                                                  ---------------------
                                                                                            Capital In      Common
                                                                   Number of              Excess of par   Stock to be
                                                                    Shares       Amount       Value          Issued
                                                                  ----------    -------   -------------   -----------
Exercise of options at $3.00 - $3.50 per share                       105,989     $  106     $   345,856        --
Sale of shares to private investors                                   89,480         90         354,990        --
Issuance of shares under employment agreement                        750,000        750       3,749,250        --
Conversion of debentures at $5.00 per share                          100,000        100         499,900        --
Amortization of deferred compensation, restricted stock                   --         --              --        --
Net loss                                                                  --         --              --        --
                                                                   ---------     ------     -----------     -----
Balance at July 31, 1990                                           6,799,829      6,800      23,699,631        --

Exercise of options at $6.50 per share                                16,720         16         108,664        --
Issuance of shares for legal consulting services                      87,000         87         358,627
Issuance of shares under the 1989 Stock Plan                         119,000        119         475,881        --
Amortization of deferred compensation, restricted stock                   --         --              --        --
Net loss                                                                  --         --              --        --
                                                                   ---------     ------     -----------     -----
Balance at July 31, 1991                                           7,022,549      7,022      24,642,803        --

Exercise of options at $3.50 per share                                 1,000          1           3,499        --
Sale of shares to private investors                                   70,731         71         219,829        --
Conversion of debentures at $5.00 per share                           94,000         94         469,906        --
Issuance of shares for services                                       45,734         46         156,944        --
Issuance of shares under the 1989 Stock Plan                         104,000        104         285,896        --
Amortization of deferred compensation, restricted stock                   --         --              --        --
Net loss                                                                  --         --              --        --
                                                                   ---------     ------     -----------     -----
Balance at July 31, 1992                                           7,338,014      7,338      25,778,877        --

Sale of share to private investors                                   352,667        353         735,147        --
Issuance of shares for legal services                                 49,600         50         132,180        --
Issuance of shares for services                                        5,000          5           9,995        --
Issuance of shares under the 1989 Stock Plan                         117,000        117         233,883        --
Amortization of deferred compensation, restricted stock                   --         --              --        --
Net loss                                                                  --         --              --        --
                                                                   ---------     ------     -----------     -----
Balance at July 31, 1993                                           7,862,281      7,863      26,890,082        --

Conversion of debentures at $2.75 per share to $6.00 per share       425,400        425       1,701,575        --
Sale of shares to private investors, net                             743,000        743       1,710,048        --
Conversion of short-term borrowings                                   72,800         73         181,927        --
Issuance of shares for services                                       16,200         16          43,334        --
Issuance of shares under the 1989 Stock Plan, for services             5,000          5          14,995        --



                                                                        Deficit
                                                                      Accumulated                   Deferred         Total
                                                                         During                   compensation,  Stockholders'
                                                                      Development   Subscription   restricted        Equity
                                                                          Stage      Receivable       stock       (Deficiency)
                                                                      -----------   ------------  -------------  -------------
Exercise of options at $3.00 - $3.50 per share                       $         --     $    --      $        --    $   345,962
Sale of shares to private investors                                            --          --               --        355,080
Issuance of shares under employment agreement                                  --          --       (3,750,000)            --
Conversion of debentures at $5.00 per share                                    --          --               --        500,000
Amortization of deferred compensation, restricted stock                        --          --        3,015,561      3,015,561
Net loss                                                               (4,860,116)         --               --     (4,860,116)
                                                                     ------------     -------      -----------    -----------
Balance at July 31, 1990                                              (20,889,091)         --       (5,920,516)    (3,103,176)

Exercise of options at $6.50 per share                                         --          --               --        108,680
Issuance of shares for legal consulting services                               --          --               --        358,714
Issuance of shares under the 1989 Stock Plan                                   --          --         (476,000)            --
Amortization of deferred compensation, restricted stock                        --          --        2,891,561      2,891,561
Net loss                                                               (5,202,302)         --               --     (5,202,302)
                                                                     ------------     -------      -----------    -----------
Balance at July 31, 1991                                              (26,091,393)         --       (3,504,955)    (4,946,523)

Exercise of options at $3.50 per share                                         --          --               --          3,500
Sale of shares to private investors                                            --          --               --        219,900
Conversion of debentures at $5.00 per share                                    --          --               --        470,000
Issuance of shares for services                                                --          --               --        156,990
Issuance of shares under the 1989 Stock Plan                                   --          --         (286,000)            --
Amortization of deferred compensation, restricted stock                        --          --        3,046,726      3,046,726
Net loss                                                               (4,772,826)         --               --     (4,772,826)
                                                                     ------------     -------      -----------    -----------
Balance at July 31, 1992                                              (30,864,219)         --         (744,229)    (5,822,233)

Sale of share to private investors                                             --          --               --        735,500
Issuance of shares for legal services                                          --          --               --        132,230
Issuance of shares for services                                                --          --          (10,000)            --
Issuance of shares under the 1989 Stock Plan                                   --          --         (234,000)            --
Amortization of deferred compensation, restricted stock                        --          --          664,729        664,729
Net loss                                                               (2,357,350)         --               --     (2,357,350)
                                                                     ------------     -------      -----------    -----------
Balance at July 31, 1993                                              (33,221,569)         --         (323,500)    (6,647,124)

Conversion of debentures at $2.75 per share to $6.00 per share                 --          --               --      1,702,000
Sale of shares to private investors, net                                       --          --               --      1,710,791
Conversion of short-term borrowings                                            --          --               --        182,000
Issuance of shares for services                                                --          --               --         43,350
Issuance of shares under the 1989 Stock Plan, for services                     --          --               --         15,000

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                   Common Stock
                                                              ---------------------
                                                                                          Capital In         Common
                                                               Number of                Excess of par      Stock to be
                                                                Shares        Amount        Value             Issued
                                                              ----------     -------    -------------      -----------
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                              --     $    --     $  3,194,969               --
Repurchase of stock options from related party                        --          --         (198,417)              --
Issuance of options upon conversion of accrued interest               --          --          142,441               --
Common stock to be issued                                             --          --               --           50,000
Amortization of deferred compensation, restricted stock               --          --               --               --
Net loss                                                              --          --               --               --
                                                              ----------     -------     ------------      -----------
Balance at July 31, 1994                                       9,124,681       9,125       33,680,954           50,000

Sale of shares to private investors, net                         961,000         961        2,023,241          (50,000)
Conversion of short-term borrowings                               17,600          17           43,983               --
Issuance of shares for services                                   30,906          31           77,234               --
Exercise of options at $2.27 - $2.50 per share                   185,000         185          437,015               --
Common stock to be issued                                             --          --               --          339,008
Common stock to be issued, for services                               --          --               --            4,800
Amortization of deferred compensation, restricted stock               --          --               --               --
Net loss                                                              --          --               --               --
                                                              ----------     -------     ------------      -----------
Balance at July 31, 1995                                      10,319,187      10,319       36,262,427          343,808

Sale of shares to private investors, net                       2,953,327       2,953        8,969,655         (339,008)
Issuance of shares for services                                   19,995          20           70,858           (4,800)
Exercise of options at $2.50 - $3.87 per share                   566,700         567        1,657,633               --
Sale of warrants                                                      --          --           12,084               --
Issuance of options/warrants for services                             --          --           50,872               --
Common stock to be issued                                             --          --               --          258,335
Subscription receivable                                               --          --               --               --
Net loss                                                              --          --               --               --
                                                              ----------     -------     ------------      -----------
Balance at July 31, 1996                                      13,859,209      13,859       47,023,529          258,335

Sale of shares to private investors, net                         112,000         112          503,888               --
Issuance of options for services                                      --          --           76,504               --
Exercise of options at $2.45 - $4.00 per share, net              729,134         729        2,620,359         (258,335)
Exercise of warrants at $5.00 per share, net                     147,450         148          737,102               --
Net loss                                                              --          --               --               --
                                                              ----------     -------     ------------      -----------
Balance at July 31, 1997                                      14,847,793      14,848       50,961,382               --

                                                                    Deficit
                                                                  Accumulated                       Deferred           Total
                                                                     During                       compensation,    Stockholders'
                                                                  Development     Subscription     restricted          Equity
                                                                      Stage        Receivable         stock         (Deficiency)
                                                                  -----------     ------------    -------------    -------------
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                          $         --      $      --      $        --      $ 3,194,969
Repurchase of stock options from related party                              --             --               --         (198,417)
Issuance of options upon conversion of accrued interest                     --             --               --          142,441
Common stock to be issued                                                   --             --               --           50,000
Amortization of deferred compensation, restricted stock                     --             --          265,000          265,000
Net loss                                                            (2,234,428)            --               --       (2,234,428)
                                                                  ------------      ---------      -----------      -----------
Balance at July 31, 1994                                           (35,455,997)            --          (58,500)      (1,774,418)

Sale of shares to private investors, net                                    --             --               --        1,974,202
Conversion of short-term borrowings                                         --             --               --           44,000
Issuance of shares for services                                             --             --               --           77,265
Exercise of options at $2.27 - $2.50 per share                              --             --               --          437,200
Common stock to be issued                                                   --             --               --          339,008
Common stock to be issued, for services                                     --             --               --            4,800
Amortization of deferred compensation, restricted stock                     --             --           58,500           58,500
Net loss                                                            (1,993,123)            --               --       (1,993,123)
                                                                  ------------      ---------      -----------      -----------
Balance at July 31, 1995                                           (37,449,120)            --               --         (832,566)

Sale of shares to private investors, net                                    --             --               --        8,633,600
Issuance of shares for services                                             --             --               --           66,078
Exercise of options at $2.50 - $3.87 per share                              --             --               --        1,658,200
Sale of warrants                                                            --             --               --           12,084
Issuance of options/warrants for services                                   --             --               --           50,872
Common stock to be issued                                                   --             --               --          258,335
Subscription receivable                                                     --       (254,185)              --         (254,185)
Net loss                                                            (2,942,152)            --               --       (2,942,152)
                                                                  ------------      ---------      -----------      -----------
Balance at July 31, 1996                                           (40,391,272)      (254,185)              --        6,650,266

Sale of shares to private investors, net                                    --             --               --          504,000
Issuance of options for services                                            --             --               --           76,504
Exercise of options at $2.45 - $4.00 per share, net                         --        254,185               --        2,616,938
Exercise of warrants at $5.00 per share, net                                --             --               --          737,250
Net loss                                                            (5,018,867)            --               --       (5,018,867)
                                                                  ------------      ---------      -----------      -----------
Balance at July 31, 1997                                           (45,410,139)            --               --        5,566,091

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                               Common Stock
                                                          ---------------------
                                                                                     Capital In       Common
                                                           Number of               Excess of par    Stock to be
                                                            Shares        Amount       Value           Issued
                                                          ----------     -------   -------------    -----------
Balance at July 31, 1997 (brought forward)                14,847,793     $14,848     $50,961,382           --

Sale of shares to private investors, net                   2,337,150       2,337       4,199,877           --
Issuance of options for services                                  --          --         199,954           --
Exercise of warrants at $2.20 - $2.50 per share                4,950           5          11,080           --
Issuance of shares for services, net                          50,000          50          99,950           --
Net loss                                                          --          --              --           --
                                                          ----------     -------     -----------       ------
Balance at July 31, 1998                                  17,239,893      17,240      55,472,243           --

Issuance of options for services                                  --          --         205,593           --
Issuance of shares for services, net                          46,701          46          16,359           --
Net loss                                                          --          --              --           --
                                                          ----------     -------     -----------       ------
Balance at July 31, 1999 (carried forward)                17,286,594      17,286      55,694,195           --

Sale of shares to private investors, net                     875,000         875         547,417           --
Exercise of options at $0.43 - $1.43 per share                95,000          95          45,755           --
Issuance of shares for services, net                         174,965         175          92,009           --
Vesting of options previously issued for services                 --          --         146,912           --
Net loss                                                          --          --              --
                                                          ----------     -------     -----------       ------
Balance at July 31, 2000                                  18,431,559      18,431      56,526,288

Sale of shares to private investors, net                     863,331         863         955,561           --
Exercise of options at $0.29 - $0.85 per share               165,555         166          83,565           --
Issuance of shares for services, net                          11,800          12          10,018           --
Exercise of convertible debentures at $0.90 per share        330,000         330         296,670           --
Issuance of warrants with convertible debt                        --          --         178,807           --
Issuance of options for services                                  --          --         160,426           --
Net loss                                                          --          --              --           --
                                                          ----------     -------     -----------       ------
Balance at July 31, 2001                                  19,802,245      19,802      58,211,335           --

Sale of shares to private investors, net                   2,622,122       2,623       1,047,925           --
Exercise of stock options and warrants                       186,000         186          92,814           --
Issuance of shares for services, net                          78,340          78          64,048           --
Exercise of convertible debentures at $0.90 per share         72,214          72          64,921           --
Vesting of options previously issued for services                 --          --         173,436           --
Net loss                                                          --          --              --
                                                          ----------     -------     -----------       ------
Balance at July 31, 2002                                  22,760,921      22,761      59,654,479           --

                                                                 Deficit
                                                               Accumulated                       Deferred          Total
                                                                  During                       compensation,   Stockholders'
                                                               Development    Subscription      restricted         Equity
                                                                   Stage       Receivable          stock        (Deficiency)
                                                               -----------    ------------     -------------   -------------
Balance at July 31, 1997 (brought forward)                     $(45,410,139)  $         --      $        --      $ 5,566,091

Sale of shares to private investors, net                                 --             --               --        4,202,214
Issuance of options for services                                         --             --               --          199,954
Exercise of warrants at $2.20 - $2.50 per share                          --             --               --           11,085
Issuance of shares for services, net                                     --             --               --          100,000
Net loss                                                         (6,387,506)            --               --       (6,387,506)
                                                               ------------   ------------      -----------      -----------
Balance at July 31, 1998                                        (51,797,645)            --               --        3,691,838

Issuance of options for services                                         --             --               --          205,593
Issuance of shares for services, net                                     --             --               --           16,405
Net loss                                                         (3,156,636)            --               --       (3,156,636)
                                                               ------------   ------------      -----------      -----------
Balance at July 31, 1999 (carried forward)                      (54,954,281)            --               --          757,200

Sale of shares to private investors, net                                 --             --               --          548,292
Exercise of options at $0.43 - $1.43 per share                           --             --               --           45,850
Issuance of shares for services, net                                     --             --               --           92,184
Vesting of options previously issued for services                        --             --               --          146,912
Net loss                                                         (1,722,298)            --               --       (1,722,298)
                                                               ------------   ------------      -----------      -----------
Balance at July 31, 2000                                        (56,676,579)            --               --         (131,860)

Sale of shares to private investors, net                                 --             --               --          956,424
Exercise of options at $0.29 - $0.85 per share                           --             --               --           83,731
Issuance of shares for services, net                                     --             --               --           10,030
Exercise of convertible debentures at $0.90 per share                    --             --               --          297,000
Issuance of warrants with convertible debt                               --             --               --          178,807
Issuance of options for services                                         --             --               --          160,426
Net loss                                                         (2,294,936)            --               --       (2,294,936)
                                                               ------------   ------------      -----------      -----------
Balance at July 31, 2001                                        (58,971,515)            --               --         (740,378)

Sale of shares to private investors, net                                 --             --               --        1,050,548
Exercise of stock options and warrants                                   --             --               --           93,000
Issuance of shares for services, net                                     --             --               --           64,126
Exercise of convertible debentures at $0.90 per share                    --             --               --           64,993
Vesting of options previously issued for services                        --             --               --          173,436
Net loss                                                         (2,591,162)            --               --       (2,591,162)
                                                               ------------   ------------      -----------      -----------
Balance at July 31, 2002                                        (61,562,677)            --               --       (1,885,437)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                Common Stock
                                                           ---------------------
                                                                                      Capital In       Common
                                                            Number of               Excess of par    Stock to be
                                                             Shares        Amount       Value           Issued
                                                           ----------     -------   -------------    -----------
Balance at July 31, 2002 (brought forward)                 22,760,921     $22,761     $59,654,479          --

Sale of shares to private investors, net                    1,315,000       1,315         652,312          --
Exercise of stock options and warrants                        764,000         764         376,896          --
Issuance of shares for payment of accounts payable            186,208         186          94,037          --
Issuance of options for services rendered                          --          --          75,521          --
Vesting of options previously issued for services                  --          --          10,038          --
Issuance of warrants in connection with debt issuances             --          --         594,219          --
Net loss                                                           --          --              --          --
                                                           ----------     -------     -----------      ------
Balance at July 31, 2003                                   25,026,129     $25,026     $61,457,502      $   --
                                                           ==========     =======     ===========      ======

                                                                Deficit
                                                              Accumulated                    Deferred          Total
                                                                 During                    compensation,   Stockholders'
                                                              Development    Subscription   restricted         Equity
                                                                  Stage       Receivable       stock        (Deficiency)
                                                              -----------    ------------  -------------   -------------
Balance at July 31, 2002 (brought forward)                    $(61,562,677)     $   --        $    --      $(1,885,437)

Sale of shares to private investors, net                                --          --             --          653,627
Exercise of stock options and warrants                                  --          --             --          377,660
Issuance of shares for payment of accounts payable                      --          --             --           94,223
Issuance of options for services rendered                               --          --             --           75,521
Vesting of options previously issued for services                       --          --             --           10,038
Issuance of warrants in connection with debt issuances                  --          --             --          594,219
Net loss                                                        (2,411,532)         --             --       (2,411,532)
                                                              ------------      ------        -------      -----------
Balance at July 31, 2003                                      $(63,974,209)     $   --        $    --      $(2,491,681)
                                                              ============      ======        =======      ===========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                   Years ended July 31, 2003, 2002 and 2001,
                      and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2003

                                                                       August 24, 1981
                                                                     (date of inception)
                                                                          to July 31,
                                                                              2003            2003            2002          2001
                                                                      ------------------   -----------    -----------   -----------
Cash flows from operating activities:
  Net loss                                                               $(63,974,209)     $(2,411,532)   $(2,591,162)  $(2,294,936)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
       Gain on sale of marketable securities                                  (25,963)              --             --            --
       Depreciation and amortization                                        1,547,218           15,812         38,948        74,615
       Loss on disposal of property and equipment                              18,926               --             --            --
       Noncash operating expenses                                           6,117,612           85,559        207,947       304,722
       Amortization of debt discount                                          243,411          243,411             --            --
       Amortization of deferred compensation                               11,442,000               --             --            --
       Amortization of organization costs                                       4,590               --             --            --
       Changes in assets and liabilities:
        (Increase) decrease in other current assets                           (69,970)          35,651         (2,821)      (14,316)
        (Increase) decrease in other assets                                   (46,236)         (73,620)       (22,327)       13,527
        Increase in loans and interest payable, related party                 744,539               --             --            --
        Increase (decrease) in accounts payable                             1,153,888           (2,476)       450,282       249,214
        Increase in accrued payroll and expenses, related parties           2,348,145               --             --            --
        Increase in accrued expenses                                        1,949,491          553,700        388,465        53,967
                                                                         ------------      -----------    -----------   -----------
             Net cash used in operating activities                        (38,546,558)      (1,553,495)    (1,530,668)   (1,613,207)
                                                                         ------------      -----------    -----------   -----------

Cash flows from investing activities:
       Purchase of marketable securities                                     (290,420)              --             --            --
       Proceeds from sale of marketable equity securities                     316,383               --             --            --
       Purchase of property and equipment                                  (1,406,836)              --             --            --
       Patent costs                                                           (97,841)              --             --            --
                                                                         ------------      -----------    -----------   -----------
             Net cash used in investing activities                         (1,478,714)              --             --            --
                                                                         ------------      -----------    -----------   -----------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                       August 24, 1981
                                                                     (date of inception)
                                                                         to July 31,
                                                                            2003              2003           2002           2001
                                                                     -------------------  -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                     $    874,500    $    25,000    $        --    $        --
  Payment of short-term borrowings                                            (653,500)       (25,000)        (5,000)            --
  Increase (decrease) in loans payable, related party, net                   2,628,868       (139,794)       139,794             --
  Proceeds from bank debt and other long-term debt,
    net of deferred debt costs                                               3,667,460        915,000        300,000             --
  Reduction of bank debt and long-term debt                                 (2,951,164)        (8,704)        (6,612)        (6,605)
  Proceeds from issuance of common stock, net                               30,014,338        653,627      1,050,548        956,424
  Proceeds from exercise of stock options and warrants, net                  6,060,914        377,660         93,000         83,731
  Proceeds from issuance of convertible debentures,
    related party                                                              297,000             --             --        297,000
  Proceeds from issuance of convertible debentures,
    unrelated party                                                            416,993             --             --         69,993
                                                                          ------------    -----------    -----------    -----------
       Net cash provided by financing activities                            40,355,409      1,797,789      1,571,730      1,400,543
                                                                          ------------    -----------    -----------    -----------
       Net increase (decrease) in cash and cash equivalents                    330,137        244,294         41,062       (212,664)
Cash and cash equivalents at beginning of period                                    --         85,843         44,781        257,445
                                                                          ------------    -----------    -----------    -----------
Cash and cash equivalents at end of period                                $    330,137    $   330,137    $    85,843    $    44,781
                                                                          ============    ===========    ===========    ===========

Supplemental disclosure of cash flow information - interest paid          $  1,707,338    $    24,697    $    20,195    $     8,733
                                                                          ============    ===========    ===========    ===========

Noncash financing activities:
  Issuance of convertible subordinated debenture for loan
     payable to officer                                                   $  2,725,000    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                               $  3,242,000    $        --    $        --    $   297,000
                                                                          ============    ===========    ===========    ===========

  Conversion of short-term borrowings to common stock                     $    226,000    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                     $  3,194,969    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Repurchase of stock options from related party                          $   (198,417)   $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

  Conversion of accrued interest to stock options                         $    142,441    $        --    $        --    $        --
                                                                          ============    ===========    ===========    ===========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                   August 24, 1981
                                                                 (date of inception)
                                                                     to July 31,
                                                                        2003                2003             2002            2001
                                                                 -------------------   -------------     ------------     ----------
Conversions of accounts payable to common stock                       $  454,549       $      94,223     $     64,126     $   10,030
                                                                      ==========       =============     ============     ==========

Conversion of notes payable, bank and accrued interest to
    long-term debt                                                    $1,699,072       $          --     $         --     $       --
                                                                      ==========       =============     ============     ==========

Conversion of loans and interest payable, related party and
    accrued payroll and expenses, related parties to long-term
    accrued payroll and other, related party                          $1,863,514       $          --     $         --     $       --
                                                                      ==========       =============     ============     ==========

Issuance of common stock upon the conversion of convertible
    subordinated debentures, other                                    $  191,993       $          --     $     64,993     $       --
                                                                      ==========       =============     ============     ==========

Issuance of common stock for services rendered                        $    2,460       $          --     $         --     $       --
                                                                      ==========       =============     ============     ==========

Issuance of warrants with notes payable                               $  594,219       $     594,219     $         --     $       --
                                                                      ==========       =============     ============     ==========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                    Years ended July 31, 2003, 2002 and 2001
                      and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2003

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

      Fair Value of Financial Instruments

      For all financial instruments, their carrying value approximates fair value due to the short maturity of those instruments. Debt instruments have been issued at rates which represent prevailing market rates for similar financings.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

      Comprehensive Income (Loss)

      The net loss of $2,411,000, $2,591,000 and $2,295,000 recorded for the years ended July 31, 2003, 2002 and 2001, respectively, is equal to the comprehensive loss for those periods in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

      Earnings (Loss) Per Common Share

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants would be all anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 9,663,023, 9,040,881 and 6,445,748 at July 31, 2003, 2002 and 2001, respectively.

      Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, has not had a material impact on the Company's financial position, operating results or cash flows.

      Stock Option Plans

      Stock based compensation is recognized using the intrinsic value method. For disclosure purposes, proforma net income (loss) and net income (loss) per share data are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

      The Company records compensation expense equal to the value of stock options granted for consulting services rendered to the Company by non-employees. The value of the options granted to non-employees is determined by the Black-Scholes option pricing model.

      Accounting For Warrants Issued With Convertible Debt

      The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is charged to interest expense over the terms of the notes payable. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(2)   Liquidity

      The Company has reported net losses of approximately $2,411,000, $2,591,000, and $2,295,000 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. The loss from date of inception, August 24, 1981, to July 31, 2003 amounts to $63,974,000. Also, the Company has a working capital deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), the primary anti-cancer product being developed by the Company, licensing its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available or be available on acceptable terms. Through July 31, 2003, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company raised capital through the sale of a portion of its tax benefits. Until the Company's operations generate significant revenues, the Company will continue to fund operations from cash on hand and through the sources of capital previously described. During the fiscal year ended July 31, 2003, the Company received gross proceeds of approximately $2,241,000 from long-term and short-term borrowings from unrelated parties, from the private placement of common stock and warrants, proceeds from the exercise of warrants and options and from the sale of its tax benefits. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(3)   Property and Equipment

      Property and equipment, at cost, consists of the following at July 31:

                                                2003               2002
                                                ----               ----

      Laboratory equipment                    $  755,040        $  755,040
      Office equipment                           296,105           296,105
      Leasehold improvements                      97,833            97,833
                                              ----------        ----------
        Total                                  1,148,978         1,148,978

                                                                                     2003          2002
                                                                                     ----          ----
         Less accumulated depreciation and amortization                            1,136,183      1,120,371
                                                                                  ----------     ----------
         Property and equipment, net                                              $   12,795     $   28,607
                                                                                  ==========     ==========

(4)   Long-term Debt

      Long-term debt consists of the following at July 31:

                                                                                      2003          2002
                                                                                      ----          ----
       Notes payable, unsecured, unrelated party at 8% and 8.5% interest, net of debt discount of $350,808 at July 31, 2003 with maturity dates
           during fiscal years July 31, 2004 and 2005                             $  564,192     $       --
       Notes payable, unsecured, unrelated party at 8% interest and due as follows: $100,000 due December 4, 2003, $100,000 due
           February 17, 2004 and $100,000 Due March 29, 2004                         300,000        300,000
       Note payable, in monthly installments of $1,459, including principal and interest commencing April 2000 and each month
           thereafter until March 2005, secured by equipment                          15,404         24,108
                                                                                  ----------     ----------
                                                                                     879,596        324,108
      Less current portion                                                           637,080          8,179
                                                                                  ----------     ----------
                                                                                  $  242,516     $  315,929
                                                                                  ==========     ==========

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable are scheduled to mature on various dates from April 2004 through May 2005 and are convertible into the Company's common stock at exercise prices ranging from $0.20 to $0.50 per share. Additionally, with the issuance of the notes payable, the Company issued to the unrelated parties warrants to purchase an aggregate of 665,000 shares of the Company's common stock, expiring five years from the date of issuance at an exercise price of $0.60 per share. In addition, the Company will issue on the due date of the notes payable warrants to purchase an aggregate of 915,000 shares of the Company's common stock expiring five years from the date of issuance at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $219,259 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company is amortizing the debt discount over the terms of the notes payable.

      Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, the Company valued the beneficial conversion feature using the effective conversion price. Accordingly, the Company first allocated $219,259 to the detachable warrants and decreased the carrying value of the notes payable. Based on the effective conversion prices, the Company recorded a beneficial conversion charge of $374,960 which was allocated to additional paid-in capital and debt discount which is being amortized as interest expense over the terms of the notes payable. At July 31, 2003, the notes were convertible into 4,157,143 shares of common stock.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(4)   Long-term Debt, (Continued)

      The notes require principal payments in each of the years subsequent to July 31, 2003 as follows:

                Year Ending July 31,               Amount
                --------------------               ------

                        2004                    $   815,000
                        2005                        400,000
                                                -----------
                       Total                    $ 1,215,000
                                                ===========

(5)   Related Party

      During the fiscal year ended July 31, 2003, the Company's CEO has made loans to the Company payable on demand bearing interest at 8% per annum. As of July 31, 2002, the Company owed $139,794 which was classified as a current liability included in Loan payable, related party. During the fiscal year ended July 31, 2003, the amount owed was repaid. Amounts due from the Company's CEO totaled $142,287 and $68,667 at July 31, 2003 and 2002, respectively, are classified as a long-term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. The Company earned approximately $9,500 interest on the unpaid balance. At July 31, 2003, the Company owed approximately $81,000 of salary to its CEO.

(6)   Note Payable - Convertible Note

      In April 2001, the Company entered into convertible notes payable with certain related and unrelated parties in the aggregate amount of $366,993. The notes were due within ninety (90) days unless the lenders elect to exercise an option to convert the note into the Company's common stock, par value $.001 per share at a conversion price of $0.90 per share (the estimated fair market value of the stock based on the average of the high and low trade prices of the Company's common stock for the ten (10) trading days preceding the loan date). In addition, upon conversion, the lender would receive a three-year warrant for each share of converted common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. The estimated value of the warrants of $133,793, using the Black-Scholes options-pricing model, was recorded as interest expense over the ninety day note term. In July 2001, an aggregate of $297,000 note payables were converted which resulted in the issuance of 330,000 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. An aggregate balance of the convertible notes in the amount of $69,993 was renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, the lender would receive a five-year warrant for each share of converted common stock at an exercise price of $1.50 per share. The estimated value of the warrants of $45,000, using the Black-Scholes options-pricing model, was treated as a debt discount which accretes as interest expense over the one hundred twenty day note term through October 31, 2001. In October 2001, an aggregate of $64,993 notes payable were converted which resulted in the issuance of 72,214 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed five-year warrants to purchase an aggregate of 72,214 shares of common stock at an exercise price of $1.50 per share. Also, in October 2001, the Company's Board of Directors approved the change in the exercise price of the 330,000 warrants issued to related parties upon conversion of notes from $2.50 per share to $1.50 per share and changed the expiration date to July 7, 2006, to conform with the private placements to unrelated parties.

(7)   Leases

      The Company leased its facility under a five-year operating lease which expired on December 31, 2001. The Company has been leasing the property on a month-to-month basis. Rent expense charged to operations was $136,000, $136,000, and $136,000 in 2003, 2002 and 2001, respectively.

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

      In May 1997, the Company issued 100,000 stock options to a director with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options will vest as follows provided the director is then serving as Chairman of the SAB at the time of vesting: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The vesting of the 50,000 options which vest in May 2002 may be accelerated upon the occurrence of the following events:
      25,000 options upon the good faith determination by the Company's Board of Directors that a substantive collaborative agreement with a major biopharmaceutical company was a result of Dr. Carter's efforts and 25,000 options upon the good faith determination by the Company's Board of Directors that Dr. Carter made a material contribution towards the approval by the United States Food and Drug Administration of a New Drug Application for the marketing of ONCONASE(R) in the United States. The Company recorded a total research and development expense of $353,400, which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 2002. Of these options, 20,000 expired as of the fiscal year ended July 31, 2003.

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

      In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's Board of Directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. The vesting and exercisability of the 25,000 options, which vest in October 2002 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $185,600 is being amortized over a five-year period, which commenced in October 1997. As of July 31, 2003, the expense was fully amortized and recorded, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant. Of these options, 10,000 expired during the fiscal year ended July 31, 2003.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      In October 1997, the Company issued 12,000 five-year stock options to a consultant with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vest monthly and are to be amortized over a one-year period which commenced in October 1997. In May 1998, the Company terminated the services of the consultant which resulted in the cancellation of 5,000 options. The Company recorded a total research and development expense for the remaining 7,000 options in the amount of $15,800, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant. These options expired during the fiscal year ended July 31, 2003.

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

      On January 23, 1998, the Securities and Exchange Commission (the "SEC") declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares are issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which was declared effective in February 2002.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services to be rendered. These options will vest as follows provided he has been serving continuously on the Company's Board of Directors at the time of vesting: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. The vesting and exercisability of the 25,000 options which vest in March 2003 may be accelerated upon the good faith determination of the Company's Board of Directors that a substantive collaborative agreement and licensing or financing arrangement with a major pharmaceutical/biotechnology company was a direct result of the director's efforts. A total general and administrative expense of $138,100 is being amortized over a five-year period which commenced in March 1998. As of July 31, 2003, the expense was fully amortized and recorded, based upon the fair value of such 75,000 options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant. Of these options, 10,000 expired during the fiscal year ended July 31, 2003.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      On October 1, 1998 (the "Effective Date"), the Company entered into an agreement with a consultant (the "Agreement"), resulting in the issuance of 200,000 five-year stock options with an exercise price of $1.00 per share as payment for services to be rendered. These options will vest as follows: an aggregate of 20,000 shall vest on October 1, 1999 or upon signing of the first corporate partnering deal, whichever shall occur first; an aggregate of 2,500 of such options shall vest on the last day of each month over the first twelve months after the Effective Date of the Agreement; the remaining 150,000 options will vest on the third anniversary of the Effective Date of the Agreement provided that the consultant is still providing consulting services to the Company under the Agreement at that time. The vesting of such remaining options shall be accelerated as follows: 50,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is less than $5,000,000; 100,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $5,000,000 but less than $10,000,000; 200,000 of such options or the remainder of the unvested options, whichever is less, shall vest upon the signing of each corporate partnering deal in which the total consideration provided in the Agreement is greater than $10,000,000. Should the Company sell a controlling interest in its assets and/or equity at any time after the signature of the Agreement, all options will vest. The Company has recorded approximately $49,300 of general and administrative expense based upon the fair value of the vested options through July 31, 2000. Additional expense will be recorded in subsequent periods through October 1, 2001 as the remainder of the options vest. During the fiscal year ended July 31 2000, the Agreement was terminated which resulted in the cancellation of 150,000 options. The remaining 50,000 options were exercised in September 2003, which resulted in gross proceeds of $50,000 to the Company.

      During the fiscal year ended July 31, 1999, the Company issued 5,000 three-year stock options as payment for services rendered. The options vested immediately and have an exercise price of $1.43 per share. The total general and administrative expense recorded for these options was $4,200, based upon the fair value of such options on the date of issuance. These options were exercised during the fiscal year ended July 31, 2000, which resulted in gross proceeds of $7,150 to the Company.

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

      During the fiscal year ended July 31, 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $548,300 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 875,000 shares of common stock, inclusive of additional warrants issued so that all investors in the private placements received substantially the same securities, at per share exercise prices ranging from $1.03 to $4.55. Of these warrants, 437,500 expired in May 2003 and the balance will expire in May 2005.

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

      During the fiscal year ended July 31, 2001, the Company issued 330,000 shares of common stock upon the conversion of convertible notes from related parties at $0.90 per share. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. The estimated value of these warrants in the amount of $108,900 was recorded by the Company as interest expense during the fiscal year ended July 31, 2001. In October 2001, the board of directors approved a change of the 330,000 warrants from three-year warrants to five-year warrants and the exercise price from $2.50 per share to $1.50 per share to conform with the private placements to unrelated parties.

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

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 85,221 five-year stock options as payment for services rendered. The options vested immediately and have a per share exercise prices of $0.75 as to 70,000 stock options and $0.94 as to 15,221 stock options. The Company recorded an aggregate total of $40,747 non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options-pricing model.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2002, the Company issued warrants to purchase 1,500,000 shares of common stock to Roan Meyers Associates L.P. for an aggregate warrant purchase price of $1,500 in connection with the engagement of Roan Meyers to render advisory services. Roan Meyers has already exercised warrants to purchase an aggregate of 226,000 shares of common stock as of the fiscal year ended July 31, 2003 with an exercise price of $0.50 per share, resulting in gross proceeds of $112,500 to the Company. Warrants to purchase an additional 274,000 shares were exercisable as of July 31, 2003 of which 24,000 shares have an exercise price of $0.50 per share and 250,000 have an exercise price of $1.00 per share. The remaining 1,000,000 warrants will become exercisable if Roan Meyers is successful in helping the Company raise capital. For each $1 million in capital financing raised with the assistance of Roan Meyers, 200,000 warrants will become exercisable up to 1,000,000 warrants in the aggregate. Of those 1,000,000 warrants, 400,000 are exercisable at $1.00 per share and 600,000 are exercisable at $1.50 per share. The Company recorded an expense equal to the fair market value of the first 500,000 warrants in February 2002 based upon the fair value of such warrants as estimated by Black-Scholes pricing model ($153,300), less the $1,500 received from the sale of the warrants. The additional warrants vest contingent upon capital being raised and will be accounted for as part of the capital transaction. During the fiscal year ended July 31, 2003, the vesting of the 600,000 warrants was amended to vest immediately and the exercise price was amended from $1.50 to $0.50 per share, which resulted in the issuance of 600,000 shares of common stock upon the exercise of warrants. The Company realized gross proceeds of $300,000.

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 186,000 shares of common stock upon the exercise of warrants by an unrelated party, which resulted in gross proceeds of $93,000 to the Company.

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 75,000 five-year stock options to unrelated parties as an incentive for lending the Company an aggregate of $75,000, which was repaid during the quarter. The options vested immediately and have an exercise price of $1.50 per share. The total non-cash interest expense recorded for these options was $25,615, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model.

      During the fiscal year ended July 31, 2002, the Company issued a notes payable to an unrelated party in an aggregate amount of $300,000. The note was due thirty days bearing interest at 8% per annum. In addition, the lender received warrants to purchase 350,000 shares of common stock at an exercise price of $0.60 per share. The total non-cash interest expense recorded for these warrants was $40,690, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. The notes were either extended for eighteen months or the lenders can convert the notes at a conversion price of $0.40 per share plus a five-year warrant for each share of the Company's common stock issued upon conversion at an exercise price of $1.00 per share.

      During the fiscal year ended July 31, 2003, the Company issued an aggregate of 764,000 shares of common stock upon the exercise of warrants and stock options by unrelated parties which resulted in gross proceeds of approximately $378,000 to the Company.

      During the fiscal year ended July 31, 2003, the Company issued an aggregate 186,208 shares of common stock in settlement of accounts payable in the aggregate amount of $94,223. In addition, one of the vendors was granted five-year options to purchase 50,000 shares of common stock at an exercise price of $1.25 per share. The Company recorded $17,581 non-cash research and development expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options-pricing model. The settled accounts payable amount was credited to equity as the value of the common stock and options.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2003, the Company issued 25,000 five-year stock options to an unrelated party as an incentive for lending the Company an aggregate of $25,000, which was fully paid as of April 30, 2003. The stock options vested immediately and have an exercise price of $0.23 per share. The total non-cash interest expense recorded for these stock options was $2,503. In addition, the Company issued 140,000 five-year stock options for services rendered. These stock options vested immediately and have exercise prices of $0.84 and $1.25 per share. The total non-cash charge relating to these options was $55,437. The total value of these options was based upon the fair value of such options on the date of issuance as estimated by the Black-Scholes options-pricing model.

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable are scheduled to mature on various dates from April 2004 through May 2005 and are convertible into the Company's common stock at exercise prices ranging from $0.20 to $0.50 per share. Additionally, with the issuance of the notes payable, the Company issued to the unrelated parties warrants to purchase an aggregate of 665,000 shares of the Company's common stock, expiring five years from the date of issuance at an exercise price of $0.60 per share. In addition, the Company will issue on the due date of the notes payable warrants to purchase an aggregate of 915,000 shares of the Company's common stock expiring five years from the date of issuance at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $219,259 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company also increased its additional paid-in capital and debt discount by $374,960 for beneficial conversion rights issued in connection with the issuances of these notes (see note 4).

      During the fiscal year ended July 31, 2003, the Company sold an aggregate of 1,315,000 shares of common stock to private investors at prices ranging from $0.20 to $0.73 per share resulting in net proceeds of $653,627 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 1,315,000 shares of common stock at per share exercise prices ranging from $1.00 to $1.50. The warrants will expire during the period commencing January 2008 and ending in October 2008.

(9)   Common Stock Warrants

      During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and have since expired.

      The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 2003:

                                                     Warrants       Exercise Price            Expiration
                                                     --------       --------------            ----------
      Sold in March 1994 Private Placement            800,000         $   5.00            3/21/97 to 6/21/97
                                                      -------

      Outstanding at July 31, 1994                    800,000            5.00             3/21/97 to 6/21/97

      Sold in September 1994 Private Placement        288,506            5.50            12/9/97 to 12/14/97
      Sold in October 1994 Private Placement           40,000            5.50                  1/21/98
      Sold in September 1995 Private Placement         47,405            4.00                  10/1/98
                                                      -------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Common Stock Warrants, (Continued)

                                                                        Warrants       Exercise Price           Expiration
                                                                        --------       --------------           ----------
      Outstanding and exercisable at July 31, 1995                      1,175,911       4.00 - 5.50          3/21/97 to 10/1/98

      Issued to bank in connection with an amendment
      to the Company's term loan                                           10,000           4.19                  8/31/97
      Sold in September 1995 Private Placement                              8,540           4.00                  10/1/98
      Sold in June 1996 Private Placement                                 313,800           7.50             8/29/99 to 9/10/99
                                                                       ----------

      Outstanding and exercisable at July 31, 1996                      1,508,251       4.00 - 7.50          3/21/97 to 9/10/99

      Exercised                                                          (147,450)          5.00             3/21/97 to 6/21/97
      Expired                                                            (652,550)          5.00             3/21/97 to 6/21/97
                                                                       ----------

      Outstanding and exercisable at July 31, 1997                        708,251       4.00 - 7.50          12/9/97 to 9/10/99

      Sold in February 1998 Private Placement                           1,168,575           2.50                  8/17/01
      Issued to the Placement Agent in connection with the
      February 1998 Private placement (see note 8)                        350,574       2.20 - 2.50               8/17/01
      Exercised                                                            (4,950)      2.20 - 2.50               5/19/01
      Expired                                                            (338,506)      4.19 - 5.50          8/31/97 to 1/21/98
                                                                       ----------

      Outstanding and exercisable at July 31, 1998                      1,883,944       2.20 - 7.50          10/1/98 to 8/17/01

      Expired                                                             (55,945)          4.00                  10/1/98

      Sold in February 2000 Private Placement                             875,000       1.03 - 4.55          5/28/03 to 5/28/05
      Expired                                                            (313,800)          7.50             8/30/99 to 9/11/99
                                                                       ----------

      Outstanding and exercisable at July 31, 2000                      2,389,199       1.03 - 4.55          5/19/01 to 5/28/05

      Sold in various private placements                                  696,665       1.50 - 3.00         7/07/04 to 10/30/06
      Issued to related parties upon conversion of note payable           330,000           1.50                  7/07/06
                                                                       ----------

      Outstanding and exercisable at July 31, 2001                      3,415,864       1.03 - 4.55         8/17/01 to 10/30/06

      Expired                                                          (1,514,199)      2.20 - 2.50               8/17/01
      Sold in various private placements                                2,673,422       0.75 - 1.50         11/03/06 to 9/10/07
      Issued to vendor upon settlement of accounts payable                 55,556           1.50                  8/15/06
      Issued to unrelated party for advisory services                   1,500,000       0.50 - 1.50                2/6/07
      Exercised                                                          (186,000)          0.50                   2/6/07
      Issued to unrelated parties upon conversion of notes payable         72,214           1.50                 10/31/06
      Issued to unrelated parties in connection with notes payable        300,000           0.60             11/13/06 - 7/29/07
                                                                       ----------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Common Stock Warrants, (Continued)

                                                                        Warrants        Exercise Price            Expiration
                                                                        --------        --------------            ----------
      Outstanding and exercisable at July 31, 2002                      6,316,857         0.50 - 4.55          5/28/03 to 9/10/07

      Expired                                                            (437,500)        1.03 - 3.25               5/28/03
      Sold in various private placements                                1,315,000         1.00 - 1.50         1/24/08 to 10/31/08
      Exercised                                                          (640,000)            0.50                   2/6/07
      Issued to unrelated parties in connection with notes payable        665,000             0.60              9/6/07 - 3/14/08
                                                                        ---------

      Outstanding and exercisable at July 31, 2003                      7,219,357        $ 0.50 - 4.55        5/28/05 to 10/31/08
                                                                        =========        =============

(10)  Stock Options

      1993 Stock Option Plan

      The Company's stockholders approved the 1993 stock option plan totaling 3,000,000 shares, which provide that options may be granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date. Our plan will expire on November 11, 2003 except to the extent there are outstanding options.

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

      The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2003:

                                     Shares Available          Number of          Weighted Average
                                         for Grant               Shares      Exercise Price Per Share
                                         ---------               ------      ------------------------
      Balance August 1, 1994             1,926,841              5,935,337              $3.76
           Granted                        (818,850)               818,850               2.60
           Exercised                            --               (185,000)              2.36
           Canceled                             --             (1,897,500)              4.30
                                         ---------              ---------
      Balance July 31, 1995              1,107,991              4,671,687               3.39
           Granted                        (296,205)               296,205               3.99
           Exercised                            --               (656,334)              2.92
           Canceled                          6,500               (235,333)              4.89
                                         ---------              ---------
      Balance July 31, 1996                818,286              4,076,225               3.43
           1997 Plan                     2,000,000                     --                 --
           Granted                        (932,500)               932,500               4.90
           Exercised                            --               (639,500)              3.82
           Canceled                        484,845               (484,845)              4.70
                                         ---------              ---------
      Balance July 31, 1997              2,370,631              3,884,380               3.56
           Granted                        (234,333)               234,333               3.31
           Canceled                         91,100                (91,100)              3.81
                                         ---------              ---------
      Balance July 31, 1998              2,227,398              4,027,613               3.54

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

                                      Shares Available            Number of         Weighted Average
                                         for Grant                  Shares       Exercise Price Per Share
                                         ---------                  ------       ------------------------
           Granted                         (595,000)                 595,000               0.62
           Canceled                         443,934                 (555,737)              3.97
                                         ----------               ----------
      Balance July 31, 1999               2,076,332                4,066,876               3.05
                                         ----------               ----------
           Granted                         (827,000)                 827,000               0.52
           Exercised                             --                  (95,000)              0.48
           Canceled                         638,395               (1,031,880)              2.73
                                         ----------               ----------
      Balance July 31, 2000               1,887,727                3,766,996               2.65
           Granted                         (447,000)                 447,000               0.85
           Exercised                             --                 (165,555)              0.51
           Canceled                         774,315               (1,018,557)              3.42
                                         ----------               ----------
      Balance July 31, 2001               2,215,042                3,029,884               2.24
           Granted                         (544,221)                 544,221               0.69
           Exercised                             --                       --                 --
           Canceled                         655,840                 (900,081)              2.31
                                         ----------               ----------
      Balance July 31, 2002               2,326,661                2,674,024               1.90
           Granted                         (630,000)                 630,000               0.50
           Exercised                             --                 (124,000)              0.47
           Canceled                         485,118                 (736,359)              3.09
                                         ----------               ----------
      Balance July 31, 2003               2,181,779                2,443,665               1.26
                                         ==========               ==========               ====

      The stock options granted in fiscal year ended July 31, 2000 included an aggregate total of 75,000 stock options issued to the Company's outside Board of Directors and an aggregate total of 350,000 stock options issued to the employees of the Company, which will vest and become exercisable upon certain milestones, or these options will terminate, and the employees must be actively employed by the Company through the date of the achievement of the milestones. Compensation expense, if any, will be determined based on the Company's stock price on the vesting date relative to the options exercise price. No compensation expense was issued in 2001 and 2002. An aggregate 50,000 options issued to the Company's outside Board of Directors were exercised during the fiscal year 2001. The 350,000 stock options issued to the employees expired during the fiscal year ended July 31, 2002. The options outstanding at July 31, 2003 will expire between August 1, 2002 and October 4, 2010.

      The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2003, 2002 and 2001 were $0.21, $0.40 and $0.74, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                                     2003      2002       2001
                                                     ----      ----       ----

            Expected dividend yield                     0%         0%         0%
            Risk-free interest rate                  2.00%      5.50%      5.50%
            Expected stock price volatility         77.79%     88.71%    104.25%
            Expected term until exercise (years)     5.50       5.60       6.00

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

      Pro forma net loss and loss per share reflecting approximate compensation cost for the fair value of stock options awarded using the Black-Scholes option pricing model are as follows:

                                                               2003             2002            2001
                                                               ----             ----            ----
            Net Loss:
              As reported                                  $(2,411,532)     $(2,591,162)     $(2,294,936)
              Less total stock-based employee
               compensation expense determined
               under a fair value based method for all
               awards, net of related tax effects             (152,598)        (169,708)        (227,720)
                                                           -----------      -----------      -----------
              Pro forma                                     (2,564,130)      (2,760,870)      (2,522,656)
            Loss per common share:
              As reported                                  $     (0.10)     $     (0.12)     $     (0.12)
              Pro forma                                          (0.11)           (0.13)           (0.13)

      The following table summarizes information concerning options outstanding at July 31, 2003:

                         Options Outstanding                                       Options Exercisable
         ---------------------------------------------------             --------------------------------------
                                         Weighted Average                Weighted                      Weighted
                                            Remaining                     Average                      Average
            Range of                        Contractual                  Exercise                      Exercise
         Exercise Prices       Shares      Term (Years)                    Price         Shares          Price
         ---------------       ------      ------------                    -----         ------          -----
          $ 0.00 - 1.99      1,968,666         4.06                       $ 0.64       1,320,066        $ 0.73
            2.00 - 2.99         85,000         3.64                         2.72          65,000          2.80
            3.00 - 3.99        206,500         1.25                         3.27         206,500          3.27
            4.00 - 4.99         73,500         1.43                         4.58          73,500          4.58
            5.00 - 5.99        110,000         2.55                         5.17         110,000          5.17
            ===========      ---------         ====                         ====       ---------          ====
                             2,443,666                                                 1,775,066
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

                                                                         Shares        Price Range
                                                                         ------        -----------
            Granted pursuant to conversion of certain liabilities:
              Related party                                             1,324,014          3.20
              Unrelated party                                              73,804          3.20
            Repurchased stock options                                    (102,807)         3.20
                                                                        ---------
            Balance at July 31, 1994                                    2,045,011      $ 3.20-3.87
                                                                        =========      ===========

      In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                         Shares        Price Range
                                                                         ------        -----------
            Granted (42,167 options were repriced and extended)           894,887      $ 2.50-7.00
            Exercised                                                     (81,000)       3.97-6.50
            Expired                                                      (201,720)       3.97-6.50
                                                                       ----------
            Balance at July 31, 1994                                      612,167      $ 2.50-7.00
                                                                       ==========      ===========

      All of the above options expired as of July 31, 2001.

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

      The stock option activity is as follows:

                                                                   Shares        Price Range
                                                                   ------        -----------
            Granted, February 14, 1989                            3,460,000      $ 3.50-5.00
            Options issued in connection with share purchase         36,365          2.75
            Expired                                              (1,911,365)       2.75-5.00
            Canceled                                                (10,000)         5.00
                                                                 ----------
            Balance at July 31, 1994                              1,575,000      $ 3.50-5.00
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

      On January 26, 1984, the Company adopted a stock bonus plan for directors and consultants. The plan was amended on October 6, 1986 to reserve 500,000 shares for issuance under the plan and to clarify a requirement that stock issued under the Plan could not be transferred until three years after the date of the grant. The stock bonus plan for directors and consultants was superseded by the 1989 Stock Plan and no further grants will be given pursuant to the stock bonus plan for directors and consultants. The following stock transactions occurred under the Company's stock bonus plan:

              Year ended                           Fair            Amount of
               July 31,         Shares             Value          Compensation
               --------         ------             -----          ------------

                 1984           130,250        $ 2.50-3.88            $385,917
                 1985            99,163         3.50-15.00             879,478
                 1985           (42,500)           2.50               (105,825)*
                 1986            15,394         9.65-15.00             215,400
                 1987             5,000           15.00                 75,000

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11)   Stock Grant and Compensation Plans, (Continued)

             Year ended                                            Amount of
              July 31,             Shares        Fair Value      Compensation
              --------             ------        ----------      ------------

                1993               117,000           2.00           234,000

                1994                 5,000           3.00            15,000

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company had $1,373,000 total available tax benefits of which $273,000 was allocated to be sold between July 1, 2002 to June 30, 2003. In December 2002, the Company received $231,000 from the sale of an aggregate of $273,000 tax benefits which was recognized as a tax benefit for the fiscal year 2003. In December 2001 and 2000, the Company received $354,000 and $451,000 from the sale of its allocated tax benefits, which was recognized as tax benefits for the fiscal years 2002 and 2001, respectively. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,100,000 between July 1, 2003 and June 30, 2004, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

      At July 31, 2003 and 2002, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                            2003              2002
                                                                            ----              ----
      Deferred tax assets:
             Excess of book over tax depreciation and amortization      $     46,605      $     71,018
             Accrued expenses                                                392,838           146,843
             Federal and state net operating loss carryforwards           14,433,485        14,787,041
             Research and experimentation and investment tax credit
                carryforwards                                              1,185,883         1,259,070
                                                                        ------------      ------------
      Total gross deferred tax assets                                     16,058,811        16,263,972
      Valuation allowance                                                (16,058,811)      (16,263,972)
                                                                        ------------      ------------
      Net deferred tax assets                                           $         --      $         --
                                                                        ============      ============

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance. In July 2003, 2002 and 2001 the valuation allowance decreased by $205,000, increased by $178,000 and increased by $80,000, respectively.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(12)  Income Taxes, (Continued)

      At July 31, 2003, the Company has federal net operating loss carryforwards of approximately $39,600,000 that expire in the years 2004 to 2023. The Company also has research and experimentation tax credit carryforwards of approximately $1,186,000 that expire in the years 2004 to 2023. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(13)  Other Financial Information

      Accrued expenses as of July 31, consist of the following:

                                               2003          2002
                                               ----          ----

            Payroll and payroll taxes      $  884,808     $  351,575
            Professional fees                  38,351         27,000
            Clinical trial grants             379,342        374,522
            Other                             105,477        101,181
                                           ----------     ----------
                                           $1,407,978     $  854,278
                                           ==========     ==========

       Other current assets as of July 31, consist of the following:

                                               2003          2002
                                               ----          ----

            Prepaid insurance              $    9,518     $   45,450
            Other                                 585            304
                                           ----------     ----------
                                           $   10,103     $   45,754
                                           ==========     ==========

(14)  Commitments and Contingencies

      On July 23, 1991, the Board of Directors authorized the Company to pay Kuslima Shogen, the Company's CEO, an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE(R), or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patents. If the Company manufactures and markets its own drugs, then the Company will pay an amount equal to 5% of net sales from any products sold during the life of the patents. On April 16, 2001, this agreement was amended and clarified to provide that Ms. Shogen would receive the 15% royalty payment relating to licensees or the 5% fee relating to sales but not both, unless the Company and the licensee both market the licensed product.

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

      Included in accrued expenses as of July 31, 2003, is $884,807 of unpaid payroll and payroll taxes (see note 18).

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(14)  Commitments and Contingencies, (Continued)

      Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2003:

                                                             Payments Due by Fiscal Year
                                                   ----------------------------------------------
                                                                                        2006 and
                                                    Total       2004        2005       Thereafter
                                                    -----       ----        ----       ----------
       Research and development
       commitments                                 $    -0-    $    -0-    $    -0-      $  -0-
       Operating lease                              30,600      17,500      13,100          -0-
                                                   -------     -------     -------       -----
       Total contractual cash obligations          $30,600     $17,500     $13,100       $  -0-
                                                   =======     =======     =======       =====

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

      In August 1995, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the NCI. In accordance with this CRADA, the NCI performed research for the Company on potential uses for its drug technology. During the term of this research and development agreement, which expired in August 1999, the Company was obligated to pay approximately $5,200 per month to the NCI. In September 1999, this research and development agreement was amended to expire in August 2000 and in June 2000 the expiration was extended to expire in August 2001. Both extensions were without additional cost for the Company. Total research and development expenses under this arrangement amounted to $5,200 for the fiscal year ended July 31, 2000.

(16)  401(K) Savings Plan

      Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2003, 2002 and 2001, the Company's contribution to the Plan amounted to $24,956, $25,717 and $23,826, respectively.

(17)  Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                  2003                                                          2002
                  --------------------------------------------------------  --------------------------------------------------------
                    First      Second      Third       Fourth     Totals      First      Second       Third      Fourth     Totals
--------------------------------------------------------------------------  --------------------------------------------------------
Interest
   income         $     .1   $     .1    $     --    $    9.7    $    9.9   $     --    $     .1    $     .1    $    4.6   $    4.8
Other income          30.0         --          --          --        30.0         --          --          --          --         --
Operating loss      (559.4)    (737.4)     (567.7)     (778.4)   (2,642.9)    (731.1)     (697.9)     (792.8)     (723.2)  (2,945.0)
--------------------------------------------------------------------------  --------------------------------------------------------

Net loss (a)        (329.9)    (737.4)     (567.7)     (776.5)   (2,411.5)    (377.4)     (697.9)     (792.8)     (723.1)  (2,591.2)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(17)  Quarterly Financial Data (Unaudited), (Continued)

------------------------------------------------------------------------------------------------------------------------------------
                                              2003                                                   2002
                   -------------------------------------------------------  --------------------------------------------------------
                    First       Second       Third      Fourth     Totals      First     Second      Third       Fourth      Totals
--------------------------------------------------------------------------  --------------------------------------------------------
Loss per share
 - basic and
   diluted         $ (0.01)    $(0.03)      $(0.02)     $(0.04)    $(0.10)    $(0.02)    $(0.03)     $(0.04)     $(0.03)     $(0.12)
------------------------------------------------------------------------------------------------------------------------------------

(a) Included in the net loss of $329.9 and $377.4 for first quarter 2003 and 2002, are tax benefits of $231.4 and $353.7, respectively, related to the sale of certain state tax operating loss carryforwards.

(18)  Subsequent Events

      In August 2003, the Company issued an aggregate of 120,000 shares of common stock to private investors resulting in aggregate gross proceeds of $60,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 120,000 shares of common stock at an exercise of price of $1.25 per share.

      From August 2003 through October 14, 2003, the Company issued to unrelated parties, an aggregate of 1,165,773 shares of common stock upon the exercise of warrants and stock options at per share exercise prices ranging from $0.43 to $1.00. The Company realized aggregate gross proceeds of $861,225.

      In September 2003, the Company issued 1,704,546 shares of common stock to an institutional investor resulting in gross proceeds of $1,500,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 852,273 shares of common stock at an exercise price of $1.50 per share. The Company also issued 38,710 shares of restricted common stock to a third party as finder's fee.

      As of September 30, 2003 all payroll taxes have been fully paid (see note
      14).

      In September 2003, the terms of the Company's notes payable were amended such that (i) they are convertible into shares of Series A Preferred Stock rather than common stock, and (ii) the warrants to be issued upon the due date of the notes are warrants to purchase shares of Series A Preferred Stock rather than common stock. In the event the stockholders approve an increase in the number of shares of common stock authorized, the terms of the notes will revert to the original terms to the extent the notes have not been converted.

      In September 2003, the Company's Board of Directors designated 200,000 of the 1,000,000 shares of preferred stock as Series A Preferred Stock. 105,666 shares of its Series A Preferred Stock has been reserved for issuance upon the conversion of certain of its outstanding notes.