Form 10-Q
period 2003-10-31
ALFACELL CORP
filed 2003-12-15
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           October 31, 2003                              0-11088
   For the quarterly period ended                 Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-2369085
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
          organization)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)           (973) 748-8082

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

      The number of shares of common stock, $.001 par value, outstanding as of December 10, 2003 was 28,421,983 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                       October 31, 2003 and July 31, 2003

                                                                                             October 31,
                                                                                                 2003            July 31,
                                             ASSETS                                          (Unaudited)           2003
                                                                                            ------------       ------------
Current assets:
    Cash and cash equivalents                                                               $  1,369,254       $    330,137
    Income tax receivable                                                                        221,847                 --
    Other current assets                                                                         107,397             10,103
                                                                                            ------------       ------------
         Total current assets                                                                  1,698,498            340,240

Property and equipment, net                                                                       13,496             12,795

Loan receivable, related party                                                                   145,433            142,287
                                                                                            ------------       ------------

         Total assets                                                                       $  1,857,427       $    495,322
                                                                                            ============       ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt, net of debt discount of $189,304 at October 31,
       2003 and $187,121 at July 31, 2003                                                   $    735,159       $    637,080
    Accounts payable                                                                             642,190            699,429
    Accrued expenses                                                                             918,234          1,407,978
                                                                                            ------------       ------------
         Total current liabilities                                                             2,295,583          2,744,487

Long-term debt, less current portion, net of debt discount of $72,695 at October 31,
    2003 and $163,687 at July 31, 2003                                                           231,303            242,516
                                                                                            ------------       ------------

         Total liabilities                                                                     2,526,886          2,987,003
                                                                                            ------------       ------------

Stockholders' deficiency:
    Preferred stock, $.001 par value;
       Authorized and unissued, 1,000,000 shares at October 31, 2003 and July 31, 2003                --                 --
    Common stock $.001 par value;
       Authorized 40,000,000 shares at October 31, 2003 and July 31, 2003;
       Issued and outstanding, 28,248,658 shares at October 31, 2003 and 25,026,129
         shares at July 31, 2003                                                                  28,249             25,026
    Capital in excess of par value                                                            64,034,710         61,457,502
    Deficit accumulated during development stage                                             (64,732,418)       (63,974,209)
                                                                                            ------------       ------------
         Total stockholders' deficiency                                                         (669,459)        (2,491,681)
                                                                                            ------------       ------------

         Total liabilities and stockholders' deficiency                                     $  1,857,427       $    495,322
                                                                                            ============       ============

     See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  Three months ended October 31, 2003 and 2002,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2003

                                   (Unaudited)

                                                          Three Months Ended           August 24, 1981
                                                             October 31,             (Date of Inception)
                                                             -----------                      to
                                                       2003               2002         October 31, 2003
                                                       ----               ----         ----------------
Revenue:
     Sales                                         $         --       $         --       $    553,489
     Investment income                                    3,700                114          1,390,700
     Other income                                            --             30,000             90,103
                                                   ------------       ------------       ------------
     Total revenue                                        3,700             30,114          2,034,292
                                                   ------------       ------------       ------------

Costs and expenses:
     Cost of sales                                           --                 --            336,495
     Research and development                           637,197            419,504         42,239,132
     General and administrative                         227,945            135,756         22,515,797
     Interest:
         Related parties                                     --                 --          1,147,547
         Others                                         118,614             34,228          2,541,924
                                                   ------------       ------------       ------------
Total costs and expenses                                983,756            589,488         68,780,895
                                                   ------------       ------------       ------------

Loss before state tax benefit                          (980,056)          (559,374)       (66,746,603)

State tax benefit                                       221,847            229,459          2,014,185
                                                   ------------       ------------       ------------

Net loss                                           $   (758,209)      $   (329,915)      $(64,732,418)
                                                   ============       ============       ============

Loss per basic and diluted common share            $      (0.03)      $      (0.01)
                                                   ============       ============

Weighted average number of shares outstanding        26,911,796         22,787,272
                                                   ============       ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 2003 and 2002,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2003

                                   (Unaudited)

                                                                 Three Months Ended         August 24, 1981
                                                                     October 31,          (Date of Inception)
                                                                     -----------                  to
                                                                2003             2002      October 31, 2003
                                                                ----             ----      ----------------
Cash flows from operating activities:
  Net loss                                                  $  (758,209)      $(329,915)      $(64,732,418)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                            --              --            (25,963)
    Depreciation and amortization                                 1,550           5,709          1,548,768
    Loss on disposal of property and equipment                       --              --             18,926
    Noncash operating expenses                                    5,235          29,049          6,122,847
    Amortization of debt discount                                88,542              --            331,953
    Amortization of deferred compensation                            --              --         11,442,000
    Amortization of organization costs                               --              --              4,590
Changes in assets and liabilities:
    Increase in income tax receivable                          (221,847)       (229,459)          (221,847)
    (Increase) decrease in other current assets                 (97,294)          8,601           (167,264)
    Increase in loan receivable-related party                    (3,146)             --            (49,382)
    Increase in interest payable-related party                       --              --            744,539
    (Decrease) increase in accounts payable                     (57,239)        (15,737)         1,096,649
    Increase in accrued payroll and
       expenses, related parties                                     --              --          2,348,145
    (Decrease) increase in accrued expenses                    (489,744)        203,100          1,459,747
                                                            -----------       ---------       ------------
    Net cash used in operating activities                    (1,532,152)       (328,652)       (40,078,710)
                                                            -----------       ---------       ------------

Cash flows from investing activities:
    Purchase of marketable equity securities                         --              --           (290,420)
    Proceeds from sale of marketable equity securities               --              --            316,383
    Purchase of property and equipment                           (2,251)             --         (1,409,087)
    Patent costs                                                     --              --            (97,841)
                                                            -----------       ---------       ------------

Net cash used in investing activities                            (2,251)             --         (1,480,965)
                                                            -----------       ---------       ------------

                                                                     (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 2003 and 2002
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2003

                                   (Unaudited)


                                                                            Three Months Ended       August 24, 1981
                                                                               October 31,         (Date of Inception)
                                                                               -----------                  to
                                                                           2003            2002      October 31, 2003
                                                                           ----            ----      ----------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                    $       --      $   25,000     $    874,500
 Payment of short-term borrowings                                               --          (5,000)        (653,500)
 Increase in loans payable - related party, net                                 --              --        2,628,868
 Proceeds from bank debt and other long-term debt, net of
  costs                                                                         --         250,000        3,667,460
 Reduction of bank debt and long-term debt                                  (1,676)         (1,954)      (2,952,840)
 Proceeds from issuance of common stock, net                             1,527,925           7,000       31,542,263
 Proceeds from exercise of stock options and warrants, net               1,047,271           9,958        7,108,185
  Proceeds from issuance of convertible debentures, related party               --              --          297,000
 Proceeds from issuance of convertible debentures, unrelated party              --              --          416,993
                                                                        ----------      ----------     ------------
           Net cash provided by financing activities                     2,573,520         285,004       42,928,929
                                                                        ----------      ----------     ------------
Net increase (decrease) in cash and cash equivalents                     1,039,117         (43,648)       1,369,254
Cash and cash equivalents at beginning of period                           330,137          85,843               --
                                                                        ----------      ----------     ------------
Cash and cash equivalents at end of period                              $1,369,254      $   42,195     $  1,369,254
                                                                        ==========      ==========     ============
Supplemental disclosure of cash flow information - interest
  paid                                                                  $   30,072      $   11,065     $  1,737,410
                                                                        ==========      ==========     ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
   to officer                                                           $       --      $       --     $  2,725,000
                                                                        ==========      ==========     ============
  Issuance of common stock upon the conversion of convertible
   subordinated debentures, related party                               $       --      $       --     $  3,242,000
                                                                        ==========      ==========     ============
  Conversion of short-term borrowings to common stock                   $       --      $       --     $    226,000
                                                                        ==========      ==========     ============
  Conversion of accrued interest, payroll and expenses by related
   parties to stock options                                             $       --      $       --     $  3,194,969
                                                                        ==========      ==========     ============
  Repurchase of stock options from related party                        $       --      $       --     $   (198,417)
                                                                        ==========      ==========     ============
  Conversion of accrued interest to stock options                       $       --      $       --     $    142,441
                                                                        ==========      ==========     ============
  Conversion of accounts payable to common stock                        $       --      $   10,000     $    454,549
                                                                        ==========      ==========     ============
  Conversion of notes payable, bank and accrued interest
   to long-term debt                                                    $       --      $       --     $  1,699,072
                                                                        ==========      ==========     ============
  Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
   accrued payroll and other, related party                             $       --      $       --     $  1,863,514
                                                                        ==========      ==========     ============
  Issuance of common stock upon the conversion of convertible
   subordinated debentures, other                                       $       --      $       --     $    191,993
                                                                        ==========      ==========     ============
  Issuance of common stock for services rendered                        $   60,000      $       --     $     62,460
                                                                        ==========      ==========     ============
  Issuance of warrants with notes payable                               $       --      $       --     $    594,219
                                                                        ==========      ==========     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2003 and its results of operations for the three month periods ended October 31, 2003 and 2002 and the period from August 24, 1981 (date of inception) to October 31, 2003. The results of operations for the three months ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended July 31, 2003.

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

      The Company has reported net losses since its inception. Also, the Company has limited liquid resources. The report of the Company's independent public accountants on the Company's July 31, 2003 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. Through October 31, 2003, the Company continued to incur losses, had a working capital deficit and limited liquid resources which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements at October 31, 2003 and July 31, 2003 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through October 31, 2003, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until and unless the Company's operations generate significant revenues, the Company will continue to fund its operations from cash on hand and through the sources of capital previously described. From August 1, 2003 through December 3, 2003, the Company received net proceeds of approximately $2,660,000 from the private placement of common stock and warrants and exercise of warrants and stock options. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

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

effects of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants would be all anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 9,565,519 and 9,911,044 at October 31, 2003 and 2002, respectively. This excludes the potential dilution that could occur upon the conversion of (i) convertible notes into common stock and (ii) a second warrant that will be issued to an institutional investor, permitting the investment of an additional $1,500,000 to purchase the Company's common stock, assuming the stockholders affirmatively vote to increase the number of authorized shares of the Company at the annual meeting.

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

                                                         Three Months Ended
                                                             October 31,
                                                             -----------
                                                          2003          2002
                                                          ----          ----
Net loss applicable to common shares
       As reported                                     $(758,209)    $(329,915)
       Stock-based employee  compensation expense
        under fair value method                          (71,179)      (38,150)
                                                       ---------     ---------
       Pro forma                                       $(829,388)    $(368,065)
                                                       =========     =========
Net loss per common share
       As reported                                     $   (0.03)    $   (0.01)
       Pro forma                                           (0.03)        (0.02)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $145,433 as of October 31, 2003 are classified as a long-term asset as the loans have no specified due dates, and the Company does not expect repayment of these amounts within one year. These loans were made prior to July 30, 2002 and have not since been materially modified. The Company earns interest at a rate of 8% per annum.

5.    CAPITAL STOCK

      In August 2003, the Company issued an aggregate of 120,000 shares of common stock to private investors resulting in aggregate gross proceeds of $60,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share.

      In August 2003, the Company issued 3,996 five-year stock options to a consultant as payment for services rendered. The options vested immediately and have a per share exercise price of $0.60. The Company recorded a total of $5,235 of non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options pricing model.

      In September 2003, the Company issued 1,704,546 shares of common stock and warrants to purchase 852,273 shares of common stock, at an exercise price of $1.50 per share, to an institutional investor resulting in gross proceeds of $1,500,000 to the Company. In addition, the Company agreed to grant the institutional investor a second warrant to invest an additional $1,500,000 to purchase the Company's common stock in the event the stockholder approval to increase the authorized shares of common stock of the Company was obtained at the annual meeting of stockholders to be held on January 14, 2004. The Company also issued 38,710 shares of restricted common stock to a third party as finder's fee.

      In September 2003, the terms of the Company's convertible notes payable were amended such that (i) they are convertible into 105,666 shares of Series A Preferred Stock rather than common stock, and (ii) the warrants to be issued upon the due date of the notes are warrants to purchase shares of Series A Preferred Stock rather than common stock. In the event the stockholders approve an increase in the number of shares of common stock authorized at the annual meeting, the terms of the notes related to the conversion and exercise will revert to the original terms to the extent the notes have not been converted. In September 2003, the Company's Board of Directors designated 200,000 of the 1,000,000 authorized and unissued shares of preferred stock as Series A Preferred Stock. 105,666 shares of the Company's Series A Preferred Stock have been reserved for issuance upon the conversion of its convertible notes. As of October 31, 2003, there were no shares of Preferred Stock outstanding. The Series A Preferred Stock ranks pari passu to all of the Company's common stock, both as to payment of dividends and as to distribution of assets upon the liquidation, dissolution or winding up of the Company. The holder of each share of Series A Preferred Stock is entitled to receive a dividend or distribution equal to the product of (i) one hundred (100), multiplied by (ii) the dividend or distribution to be received by each share of common stock. Each holder of Series A Preferred Stock is entitled to one hundred (100) votes-per-share,

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

5.    CAPITAL STOCK, Continued

at any annual or special meeting of the stockholders at which the holders of Common Stock are entitled to vote or pursuant to any written consent of the holders of common stock. The holders of shares of Series A Preferred Stock shall vote together as one class with the holders of common stock, on all matters submitted to a vote of the stockholders of the Company.

      During the quarter ended October 31, 2003, the Company issued an aggregate of 1,359,273 shares of common stock upon the exercise of warrants by unrelated parties and stock options by employees at per share exercise prices ranging from $0.43 to $3.12. The Company realized aggregate gross proceeds of $1,047,271.

      During the three months ended October 31, 2003, the Company incurred an aggregate of $32,075 of costs relating to various private placements.

6.    SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company has approximately $1,378,000 of total available tax benefits, of which approximately $261,000 was allocated to be sold between July 1, 2003 and June 30, 2004. Based on an agreement entered into by the Company, the Company will receive approximately $222,000 from the sale of its allocated tax benefits, which was recognized as a tax benefit for the quarter ended October 31, 2003. In December 2002, the Company received approximately $229,000 from the sale of its allocated tax benefits, which was recognized as a tax benefit for the quarter ended October 31, 2002. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,117,000 between July 1, 2004 and June 30, 2005, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

7.    SUBSEQUENT EVENTS

      From November 2003 through December 3, 2003, the Company issued to unrelated parties and employees, an aggregate of 153,721 shares of common stock upon the exercise of stock options at per share exercise prices ranging from $0.26 to $0.94. The Company realized aggregate gross proceeds of $85,273.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth in
Exhibit 99.1 hereto constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Results of Operations

Three month periods ended October 31, 2003 and 2002

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three months ended October 31, 2003 and 2002. For the three months ended October 31, 2003, our investment income was $3,700.

      Research and Development. Research and development expense for the three months ended October 31, 2003 was $637,000 compared to $420,000 for the same period last year, an increase of $217,000, or 52%. This increase was primarily due to the increase in data management fees related to our Phase III clinical trial for malignant mesothelioma.

      General and Administrative. General and administrative expense for the three months ended October 31, 2003 was $228,000 compared to $136,000 for the same period last year, an increase of $92,000, or 68%. This increase was primarily due to increase in legal expenses related to business development activities and increase in accounting fees.

      Interest. Interest expense for the three months ended October 31, 2003 was $119,000 compared to $34,000 for the same period last year, an increase of $85,000. The increase was primarily due to the interest expense on the amortization of debt discount on the notes payable and related warrants issued to unrelated parties.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), our Company has approximately $1,378,000 of total available tax benefits of which approximately $261,000 was allocated to be sold between July 1, 2003 and June 30, 2004. Based on an agreement we entered into, we will receive approximately $222,000 from the sale of the allocated tax benefits, which was recognized as a tax benefit for the quarter ended October 31, 2003. In December 2002, we received approximately $229,000 from the sale of the allocated tax benefits, which was recognized as a tax benefit for the quarter ended October 31, 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,117,000 between July 1, 2004 and June 30, 2005, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended October 31, 2003 was $758,000 as compared to $330,000 for the same period last year, an increase of $428,000. The cumulative loss from the date of inception, August 24, 1981 to October 31, 2003, amounted to $64,732,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the three months ended October 31, 2003, we had a net increase in cash and cash equivalents of $1,039,000, which resulted primarily from net cash provided by financing activities of $2,573,000, which was due to: proceeds from private placement of common stock and warrants and proceeds from the exercise of warrants and options offset by net cash used in operating activities of $1,532,000 and net cash used in investing activities of $2,000. Total cash resources as of October 31, 2003 were $1,369,000 compared to $330,000 at July 31, 2003.

      Our current liabilities as of October 31, 2003 were $2,296,000 compared to $2,744,000 at July 31, 2003, a decrease of $448,000. The decrease was primarily due to full payment of unpaid payroll taxes, payment of payables related to our Phase III clinical trials for malignant mesothelioma and partial payment of unpaid payroll. As of October 31, 2003 our current liabilities exceeded our current assets and we had a working capital deficit of $597,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through October 31, 2003, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock pursuant to the exercise of stock options and warrants and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described; we are continuing our fund raising efforts and will seek to secure required financing in the first calendar quarter of 2004. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. After taking into account the net proceeds we anticipate to receive from the sale of our tax benefits in December 2003, we believe that our cash and cash equivalents as of October 31, 2003 will be sufficient to meet our anticipated cash needs through November 1, 2004. The report of our independent public accountants on our July 31, 2003 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Through October 31, 2003, we continued to incur losses and, as of October 31, 2003, had a working capital deficiency and limited liquid resources, which raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements at October 31, 2003 and July 31, 2003 do not include any adjustments that might result from the outcome of this uncertainty.

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

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), our Company has approximately $1,378,000 of total available tax benefits of which approximately $261,000 was allocated to be sold between July 1, 2003 and June 30, 2004. Based on an agreement we entered into, we will receive approximately $222,000 from the sale of the allocated tax benefits, which was recognized as a tax benefit for the quarter ended October 31, 2003. In December 2002, we received approximately $229,000 from the sale of the allocated tax benefits, which was recognized as a tax benefit for the quarter ended October 31, 2002. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,117,000 between July 1, 2004 and June 30, 2005, subject to all existing laws of the State of New Jersey. However, we cannot assure you that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2003, the end of the period covered by this report, the evaluation date. Based upon the evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective in timely alerting her to the material information relating to the Company required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have or could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      (c) Recent Sales of Unregistered Securities

      In August 2003, we issued to private investors an aggregate 120,000 shares of restricted common stock and five-year warrants to purchase an aggregate 120,000 shares of common stock at an exercise price of $1.25 per share. We received an aggregate of $60,000 from such private placements. These transactions were consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      From August 2003 to October 2003, we issued an aggregate of 1,229,273 shares of common stock upon the exercise of warrants by unrelated parties, which resulted in aggregate gross proceeds of $953,455 to us. The issuance of such shares was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended, and we have previously registered the resale of these shares by the stockholders on a Form S-1 registration statement.

      In September 2003, we issued to an institutiona1 investor, 1,704,546 shares of restricted common stock and five-year warrants to purchase 852,273 shares of common stock at an exercise of price of $1.50 per share. We received gross proceeds of $1,500,000 from such private placement. This transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended, and we have agreed to register on a Form S-1 registration statement, the resale of these shares by the institutional investor.

      In September 2003, we issued 38,710 shares of restricted common stock to an unrelated party as finder's fee associated with the private placement amounting to $60,000. This transaction was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, and we have agreed to register the resale of these shares by the stockholder on a Form S-1 registration statement.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                Exhibit No. or
Exhibit                                                         Incorporation by
  No.    Item Title                                             Reference
-------  ----------                                             ---------

3.1      Certificate of Incorporation                           ^^^

3.2      Amendment to Certificate of Incorporation, dated
         February 1994                                          ^^^

3.3      Amendment to Certificate of Incorporation, dated
         December 26, 1997                                      ^^^

3.4      By-Laws                                                ^^^

4.1      Certificate of Designation for Series A Preferred
         Stock                                                  +

4.2      Form of Amended Notes Payable which amends the
         November 2001, April 2002, June 2002, July 2002,
         September 2002, November 2002 December 2002,
         January 2003, March 2003 and May 2003 Notes Payable    +

4.3      Form of Subscription Agreement and Warrant
         Agreement used in the September and November 2001,
         and January, March, April, May, June and October
         2002 private placements                                ^

4.4      Form of Note Payable and Warrant Certificate
         entered into November 2001, April, June, July,
         September, November and December 2002, and
         January, March and May 2003                            ^^

                                                                Exhibit No. or
Exhibit                                                         Incorporation by
  No.    Item Title                                             Reference
-------  ----------                                             ---------

10.1     Securities Purchase Agreement and Warrant Agreement
         used in September 2003 private placement               +

10.2     Registration Rights Agreement used in September
         2003 private placement                                 +

10.3     Form of Subscription Agreement and Warrant
         Agreement used in the February 2003 and April
         through August 2003 private placements                 +

31.1     Certification of Chief Executive Officer and Chief
         Financial Officer pursuant to Rule 13a-14(a), as
         adopted pursuant to Section 302 of Sarbanes-Oxley
         Act of 2002 (Section 302 Certification)                31.1

32.1     Certification Chief Executive Officer and Chief
         Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 (Section 906
         Certification)                                         32.1

99.1     Factors to Consider in Connection with
         Forward-Looking Statements                             99.1

^ Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-38136, filed with the SEC on February 21, 2002) and incorporated herein by reference thereto.

^^ Previously filed as exhibits to the Post-Effective Amendment to Company's Registration Statement on Form S-1 (File No. 333-38136, filed with the SEC on March 3, 2002) and incorporated herein by reference thereto.

^^^ Previously filed as exhibits to the Company's Registration Statement on Form S-1 (filed with the SEC on December 11, 2003) and incorporated herein by reference thereto.

+ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 2003 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K.

      On September 5, 2003, we filed a report on Form 8-K which reported under
Item 5 thereof that we completed a private placement to an institutional investor resulting in the issuance of 1,704,546 shares of common stock and warrants to purchase an additional 852,273 shares of common stock at an exercise price of $1.50 per share. We received gross proceeds of $1,500,000 from such private placement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALFACELL CORPORATION
                                        (Registrant)


December 15, 2003                       /s/ KUSLIMA SHOGEN
                                        ----------------------------------------
                                        Kuslima Shogen, Chief Executive Officer,
                                        Acting Chief Financial Officer
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Chief Accounting
                                        Officer) and Chairman of the Board