Form 10-Q
period 2004-01-31
ALFACELL CORP
filed 2004-03-16
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       January 31, 2004                                          0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-2369085
(State or other jurisdiction                                  (I.R.S. Employer
      of organization)                                       Identification No.)

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

      The number of shares of common stock, $.001 par value, outstanding as of March 11, 2004 was 29,005,315 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS
                       January 31, 2004 and July 31, 2003

                                                                            January 31,
                                                                                2004           July 31,
                                                                            (Unaudited)          2003
                                                                            ------------     ------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                               $  1,849,497     $    330,137
    Other current assets                                                         249,053           10,103
                                                                            ------------     ------------
         Total current assets                                                  2,098,550          340,240

Property and equipment, net                                                       11,632           12,795
Loan  receivable, related party                                                  148,342          142,287
                                                                            ------------     ------------
         Total assets                                                       $  2,258,524     $    495,322
                                                                            ============     ============

              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt, net of debt discount of $156,476
       at January 31, 2004 and $187,121 at July 31, 2003                    $    868,256     $    637,080
    Accounts payable                                                             563,854          699,429
    Accrued expenses                                                             749,458        1,407,978
                                                                            ------------     ------------
         Total current liabilities                                             2,181,568        2,744,487

Long-term debt, less current portion, net of debt discount of $20,293 at
       January 31, 2004 and $163,687 at July 31, 2003                            181,436          242,516
                                                                            ------------     ------------
         Total liabilities                                                     2,363,004        2,987,003
                                                                            ------------     ------------

Stockholders' (deficiency):
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at January 31, 2004
          and July 31, 2003                                                           --               --
    Common stock $.001 par value
       Authorized 100,000,000 shares at January 31, 2004 and 40,000,000 shares at July 31, 2003;
          Issued and outstanding, 28,958,315 at January 31, 2004 and
             25,026,129 shares at July 31, 2003                                   28,958           25,026
    Capital in excess of par value                                            65,798,569       61,457,502
    Deficit accumulated during the development stage                         (65,932,007)     (63,974,209)
                                                                            ------------     ------------
         Total stockholders' (deficiency)                                       (104,480)      (2,491,681)
                                                                            ------------     ------------

         Total liabilities and stockholders' (deficiency)                   $  2,258,524     $    495,322
                                                                            ============     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

          Three months and six months ended January 31, 2004 and 2003, and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2004

                                   (Unaudited)

                                           Three Months Ended                Six Months Ended           August 24, 1981
                                              January 31,                       January 31,                (Date of
                                              -----------                       ----------               Inception) to
                                         2004             2003             2004             2003       January 31, 2004
                                         ----             ----             ----             ----       ----------------
Revenue:
     Sales                           $         --     $         --     $         --     $         --     $    553,489
     Investment income                      4,530              120            8,230              234        1,395,230
     Other income                              --               --               --           30,000           90,103
                                     ------------     ------------     ------------     ------------     ------------
     Total revenue                          4,530              120            8,230           30,234        2,038,822
                                     ------------     ------------     ------------     ------------     ------------

Costs and expenses:
     Cost of sales                             --               --               --               --          336,495
     Research and development             674,089          379,866        1,311,286          799,370       42,913,221
     General and administrative           420,243          152,320          648,188          288,076       22,936,040
     Interest:
         Related parties, net                  --            1,286               --            1,286        1,147,547
         Others                           109,786          204,056          228,401          238,284        2,651,711
                                     ------------     ------------     ------------     ------------     ------------
Total costs and expenses                1,204,118          737,528        2,187,875        1,327,016       69,985,014
                                     ------------     ------------     ------------     ------------     ------------
Loss before state tax benefit          (1,199,588)        (737,408)      (2,179,645)      (1,296,782)     (67,946,192)

State tax benefit                              --               --          221,847          229,459        2,014,185
                                     ------------     ------------     ------------     ------------     ------------
Net loss                             $ (1,199,588)    $   (737,408)    $ (1,957,798)    $ (1,067,323)    $(65,932,007)
                                     ============     ============     ============     ============     ============
Loss per basic common share          $      (0.04)    $      (0.03)    $      (0.07)    $      (0.05)
                                     ============     ============     ============     ============
Weighted average number of shares
     outstanding                       28,439,372       22,872,958       27,675,584       22,830,115
                                     ============     ============     ============     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2004 and 2003,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2004

                                   (Unaudited)

                                                                                   August 24, 1981
                                                          Six Months Ended            (Date of
                                                             January 31,              Inception)
                                                             -----------                  to
                                                        2004             2003      January 31, 2004
                                                        ----             ----      ----------------
Cash flows from operating activities:
  Net loss                                         $ (1,957,798)    $ (1,067,323)    $(65,932,007)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                    --               --          (25,963)
    Depreciation and amortization                         3,414           11,417        1,550,632
    Loss on disposal of property and equipment               --               --           18,926
    Noncash operating expenses                          147,893           14,275        6,265,505
    Charge for beneficial conversion rights                  --          200,487               --
    Amortization of debt discount                       174,039            7,626          417,450
    Amortization of deferred compensation                    --               --       11,442,000
    Amortization of organization costs                       --               --            4,590
  Changes in assets and liabilities:
    (Increase) decrease in other current assets        (238,950)          33,656         (308,920)
    Increase in loan receivable, related party           (6,055)          (2,747)         (52,291)
    Increase in interest payable, related party              --               --          744,539
    (Decrease) increase in accounts payable             (92,846)        (186,294)       1,061,042
    Increase in accrued payroll and expenses,
        related parties                                      --               --        2,348,145
    (Decrease) increase in accrued expenses            (658,520)         341,056        1,290,971
                                                   ------------     ------------     ------------
Net cash used in operating activities                (2,628,823)        (647,847)     (41,175,381)
                                                   ------------     ------------     ------------
Cash flows from investing activities:
    Purchase of marketable equity securities                 --               --         (290,420)
    Proceeds from sale of marketable equity
       securities                                            --               --          316,383
    Purchase of property and equipment                   (2,251)              --       (1,409,087)
    Patent costs                                             --               --          (97,841)
                                                   ------------     ------------     ------------
Net cash used in investing activities                    (2,251)              --       (1,480,965)
                                                   ------------     ------------     ------------

                                                                     (continued)

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2004 and 2003,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2004

                                   (Unaudited)

                                                                             Six Months Ended         August 24, 1981
                                                                                January 31,              (Date of
                                                                                -----------            Inception) to
                                                                           2004             2003      January 31, 2004
                                                                           ----             ----      ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                  $         --    $     25,000     $    874,500
  Payment of short-term borrowings                                               --         (25,000)        (653,500)
  (Decrease) increase in loans payable - related party, net                      --         (35,761)       2,628,868
  Proceeds from bank debt and other long-term debt, net of
   deferred issuance costs                                                       --         615,000        3,667,460
  Reduction of bank debt and long-term debt                                  (3,943)         (3,965)      (2,955,107)
  Proceeds from issuance of common stock, net                             1,527,925           5,693       31,476,739
  Proceeds from exercise of stock options and warrants, net               2,626,452              --        8,752,890
  Proceeds from issuance of convertible debentures, related party                --              --          297,000
  Proceeds from issuance of convertible debentures, unrelated party              --              --          416,993
                                                                       ------------    ------------     ------------
         Net cash provided by financing activities                        4,150,434         580,967       44,505,843
                                                                       ------------    ------------     ------------
Net increase (decrease) in cash and cash equivalents                      1,519,360         (66,880)       1,849,497
Cash and cash equivalents at beginning of period                            330,137          85,843               --
                                                                       ------------    ------------     ------------
Cash and cash equivalents at end of period                             $  1,849,497    $     18,963     $  1,849,497
                                                                       ============    ============     ============

Supplemental disclosure of cash flow information - interest paid       $         --    $      3,846     $  1,737,410
                                                                       ============    ============     ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
    to officer                                                         $         --    $         --     $  2,725,000
                                                                       ============    ============     ============
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, related party                             $         --    $         --     $  3,242,000
                                                                       ============    ============     ============
  Conversion of short-term borrowings to common stock                  $         --    $         --     $    226,000
                                                                       ============    ============     ============
  Conversion of accrued interest, payroll and expenses by related
    parties to stock options                                           $         --    $         --     $  3,194,969
                                                                       ============    ============     ============
  Repurchase of stock options from related party                       $         --    $         --     $   (198,417)
                                                                       ============    ============     ============
  Conversion of accrued interest to stock options                      $         --    $         --     $    142,441
                                                                       ============    ============     ============
  Conversion of accounts payable to common stock                       $     42,729    $     10,000     $    497,278
                                                                       ============    ============     ============
  Conversion of notes payable, bank and accrued interest
    to long-term debt                                                  $         --    $         --     $  1,699,072
                                                                       ============    ============     ============
  Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
     accrued payroll and other, related party                          $         --    $         --     $  1,863,514
                                                                       ============    ============     ============
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, other                                     $         --    $         --     $    191,993
                                                                       ============    ============     ============
  Issuance of common stock for services rendered                       $         --    $         --     $    212,290
                                                                       ============    ============     ============
  Issuance of warrants with notes payable                              $         --    $    146,086     $    594,219
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2004 and its results of operations and cash flows for the three and/or six month periods ended January 31, 2004 and 2003 and the period from August 24, 1981 (date of inception) to January 31, 2004. The results of operations for the six months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to developing new drug products. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses since its inception and has limited liquid resources. The report of the Company's independent public accountants on the Company's July 31, 2003 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The Company has continued to incur losses through January 31, 2004 and has a working capital deficiency as of January 31, 2004. The financial statements at July 31, 2003 and January 31, 2004 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through January 31, 2004, a significant portion of the Company's financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by the Company's Chief Executive Officer. Additionally, the Company has raised capital through the sale of its tax benefits. Until and unless the Company's operations generate significant revenues, the Company will attempt to continue to fund its operations from cash on hand and through the sources of capital previously described. From August 1, 2003 through February 20, 2004, the Company received gross proceeds of approximately $4,318,000 from long-term and short-term borrowings from unrelated parties, the private placement of common stock and warrants and other income. No assurances can be provided that the additional capital will be sufficient to meet the Company's needs.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" loss per common share equals net loss divided by weighted average common shares outstanding during the period. "Diluted" loss per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus the effect of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the effects of the assumed exercise of stock options and warrants and the conversion of convertible notes are all anti-dilutive. The amount of options and warrants excluded from the calculation was 9,543,637 and 10,139,294 at January 31, 2004 and 2003, respectively. This excludes the potential dilution that could occur upon the conversion of convertible notes into common stock.

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

                                                 Three Months Ended               Six Months Ended
                                                    January 31,                      January 31,
                                                    -----------                      -----------
                                                2004            2003            2004            2003
                                                ----            ----            ----            ----
Net loss
       As reported                          $(1,199,588)    $  (737,408)    $(1,957,798)    $(1,067,323)
       Stock-based employee compensation
        expense under fair value method        (109,184)        (38,389)       (180,363)        (76,539)
                                            -----------     -----------     -----------     -----------
       Pro forma                            $(1,308,772)    $  (775,797)    $(2,138,161)    $(1,143,862)
                                            ===========     ===========     ===========     ===========
Net loss per common share
       As reported                          $     (0.04)    $     (0.03)    $     (0.07)    $     (0.05)
       Pro forma                                  (0.05)          (0.03)          (0.08)          (0.05)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $148,342 as of January 31, 2004 are classified as a long-term asset as the loans have no specified due dates, and the Company does not expect repayment of these amounts within one year. These loans were made prior to July 30, 2002 and have not since been materially modified. The Company earns interest on these loans at a rate of 8% per annum.

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

      In September 2003, Alfacell entered into a two-part financing agreement with SF Capital Partners, Ltd. for the initial private placement of 1,704,546 shares of common stock and warrants to purchase 852,273 shares of common stock, at an exercise price of $1.50 per share. As consideration, Alfacell received $1,500,000. In addition, the Company agreed to grant SF Capital Partners, Ltd. a warrant to invest an additional $1,500,000 to purchase the Company's common stock at an exercise price based upon a 20-day trailing average of the closing price per share of the Company's common stock (the "Additional Warrants"). The Company also issued 38,710 shares of restricted common stock to a third party as finder's fee.

      On January 16, 2004, the Company issued the Additional Warrants to SF Capital. On January 29, 2004, SF Capital exercised the Additional Warrant and invested an additional $1,500,000 to purchase the Company's common stock at a 20-day trailing average exercise price of $3.96. In exchange, SF Capital received 379,170 shares of common stock and an Exercise Warrant to purchase an additional 189,585 shares of common stock at a per share exercise price of $4.75. Pursuant to the terms of the financing agreement entered into in the September 2003 private placement, the Company is registering the resale by SF Capital of 379,170 shares of common stock and 189,585 shares of common stock underlying warrants. The Company also issued 15,166 shares of restricted common stock to a third party as finder's fee.

      In November 2003, the Company issued 25,000 five-year stock options to a board member as payment for non-board related services. The options vested immediately and have a per share exercise price of $3.46. The Company recorded a total of $52,658 of non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options pricing model.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

5.    CAPITAL STOCK, Continued

      In December 2003, the Company issued 12,604 restricted shares of common stock as payment of accounts payable in the amount of $42,729.

      On January 14, 2004 at the Company's annual stockholders' meeting, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, as amended, to increase the number of shares of Common Stock authorized. Since no notes payable had been converted as of such date, the amended terms of the Company's notes payable relating to conversion and exercise, reverted to their original terms so that they are again convertible into shares of common stock, rather than shares of Series A Preferred Stock.

      In January 2004, the Company issued an aggregate of 50,000 shares of restricted common stock as payment for services rendered in an aggregate amount of $90,000.

      During the six months ended January 31, 2004, the Company issued, an aggregate of 1,611,990 shares of common stock upon the exercise of warrants by unrelated parties and stock options by unrelated parties, employees and a director at per share exercise prices ranging from $0.26 to $3.12. The Company realized aggregate gross proceeds of $1,228,321 from these exercises.

      During the six months ended January 31, 2004, the Company incurred an aggregate of $133,940 of costs relating to various private placements.

6.    SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company had approximately $1,378,000 total available tax benefits, of which approximately $261,000 was allocated and approximately $222,000 was sold and recognized as tax benefits during the six months ended January 31, 2004. In December 2002, the Company received approximately $229,000 from the sale of its allocated tax benefits, which was recognized as a tax benefit during the six months ended January 31, 2003. The Company will attempt to sell the remaining balance of its tax benefits in the amount of approximately $1,117,000 between July 1, 2004 and June 30, 2005, subject to all existing laws of the State of New Jersey. However, there is no assurance that the Company will be able to find a buyer for its tax benefits or that such funds will be available in a timely manner.

7.    SUBSEQUENT EVENTS

      On February 4, 2004, the Company filed a Certificate of Elimination with the Delaware Secretary of State to eliminate the class of Series A Preferred Stock, which is no longer necessary due to the conversion of the Company's notes payable into common stock.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    Unaudited

7.    SUBSEQUENT EVENTS, Continued

      In February 2004, the Company issued an aggregate of 47,000 shares of common stock upon the exercise of stock options by an unrelated party and employees at per share exercise prices ranging from $0.26 to $0.75. The Company realized aggregate gross proceeds of $29,300 from these exercises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information contained herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot be sure that the future results covered by these forward-looking statements will be achieved. The matters set forth herein under the caption "Risk Factors" constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Overview

      Since our inception, we have devoted the majority of our resources to the research and development of ONCONASE(R) and related drug candidates. We have focused our resources towards the completion of the clinical program for unresectable malignant mesothelioma.

      Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial for the treatment of malignant mesothelioma yields favorable results.

      We received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

      We fund the research and development of our products from cash receipts resulting from the private sales of our securities, sale of our tax benefits and from certain debt financings. Presently, our cash balance is sufficient to fund our operations through February 1, 2005, however, we intend to raise additional capital through the sale of our securities and strategic alliance(s). However, there are no assurances that such funds will be obtained.

Results of Operations

Three and six month periods ended January 31, 2004 and 2003

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and six month periods ended January 31, 2004 and 2003. For the six months ended January 31, 2004, our other income was $8,200.

      Research and Development. Research and development expense for the three months ended January 31, 2004 was $674,000 compared to $380,000 for the same period last year, an increase of $294,000, or 77%. Research and development expense for the six months ended January 31, 2004 was $1,311,000 compared to $799,000 for the same period last year, an increase of $512,000, or 64%. These increases were primarily due to increases in data management and consulting fees related to our pivotal Phase III clinical trial for malignant mesothelioma and an increase in regulatory consulting costs, offset by a decrease in personnel costs.

      General and Administrative. General and administrative expense for the three months ended January 31, 2004 was $420,000 compared to $152,000 for the same period last year, an increase of $268,000. General and administrative expense for the six months ended January 31, 2004 was $648,000 compared to $288,000 for the same period last year, a increase of $360,000. These increases were primarily due to increases in non-cash expense related to stock and stock options issued for consulting services associated with business development activities, increases in legal, public relations and insurance expenses.

      Interest. Interest expense for the three months ended January 31, 2004 was $110,000 compared to $204,000 for the same period last year, a decrease of $94,000. Interest expense for the six months ended January 31, 2004 was $228,000 compared to $238,000 for the same period last year, a decrease of $10,000. These decreases were primarily due to the interest expense on the beneficial conversion feature of the notes payable issued to unrelated parties and its related warrants. The interest expense was based on the fair value of the warrants using the Black-Scholes method, amortized over the life of the notes payable.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits, of which approximately $261,000 was allocated and approximately $222,000 was sold and recognized as tax benefits during the six months ended January 31, 2004. In December 2002, we received approximately $229,000 from the sale of our allocated tax benefits, which was recognized as tax benefits during the six months ended January 31, 2003. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,117,000 between July 1, 2004 and June 30, 2005, subject to all existing laws of the State of New Jersey. However, there is no assurance that we will be able to find a buyer for our tax benefits or that such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2004 was $1,200,000 as compared to $737,000 for the same period last year, an increase of $463,000. The net loss for the six months ended January 31, 2004 was $1,958,000 as compared to $1,067,000 for the same period last year, an increase of $891,000. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2004, amounted to $65,932,000. We are a development stage company and accordingly, we have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through equity and debt financing, research product sales and interest income. During the six months ended January 31, 2004, we had a net increase in cash and cash equivalents of $1,519,000, which resulted primarily from net cash provided by financing activities of $4,150,000, which resulted from the proceeds of warrants and stock options exercises and proceeds from the private placement of common stock and warrants by an institutional investor, offset by net cash used in operating activities of $2,629,000 and net cash used in investing activities of $2,000. Total cash resources as of January 31, 2004 were $1,849,000 compared to $330,000 at July 31, 2003.

      Our current liabilities as of January 31, 2004 were $2,182,000 compared to $2,744,000 at July 31, 2003, a decrease of $562,000. The decrease was primarily due to decreased accrued expenses. As of January 31, 2004, our current liabilities exceeded our current assets and we had a working capital deficit of $83,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize the full potential of our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through January 31, 2004, a significant portion of our financing has been through private placements of common stock and warrants, the issuance of common stock for stock options and warrants exercised and for services rendered, debt financing and financing provided by our Chief Executive Officer. Additionally, we have raised capital through the sale of our tax benefits. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. After taking into account the net proceeds we received from the exercise of stock options in February 2004, we believe that our cash and cash equivalents as of January 31, 2004 will be sufficient to meet our anticipated cash needs through February 1, 2005. However, we are continuing our fund raising efforts to fund our pivotal Phase III study and other clinical programs in our pipeline. The report of our independent public accountants on our July 31, 2003 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. As of January 31, 2004, we continued to incur losses, had a working capital deficiency and limited liquid resources which raise substantial doubt about our ability to continue as a going concern. Our financial statements at January 31, 2004 and July 31, 2003 do not include any adjustments that might result from the outcome of this uncertainty.

      We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot be sure that any such alliances will materialize.

      Our common stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. Since April 28, 1999, our common stock has traded on the OTC Bulletin Board under the symbol "ACEL.OB". Delisting of our common stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock.

      The market price of our common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of our common stock could also be materially affected by the marketing approval or lack of approval of ONCONASE(R).

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or SPE's, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2004, we are not involved in any material unconsolidated SPE transactions.

                                  RISK FACTORS

      An investment in our Common Stock is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this quarterly report and our other SEC filings before deciding whether to purchase shares of our Common Stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business and operating results could be harmed. This could cause the trading price of our Common Stock to decline, and you may lose all or part of your investment.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

      We are a development stage company and since our inception our source of working capital has been public and private sales of our stock. We incurred a net loss of approximately $1,958,000 for the six months ended January 31, 2004. We have continued to incur losses since January 2004. In addition, we had a working capital deficit of approximately $83,000 and an accumulated deficit of approximately $65,932,000 as of January 31, 2004. We may never achieve revenue sufficient for us to attain profitability.

      Our profitability will depend on our ability to develop, obtain regulatory approvals for, and effectively market ONCONASE(R) as well as entering into strategic alliances for the development of new drug candidates from the out-licensing of our proprietary RNase technology. The commercialization of our pharmaceutical products involves a number of significant challenges. In particular our ability to commercialize ONCONASE(R) depends on the success of our clinical development programs, our efforts to obtain regulatory approval and our sales and marketing efforts or those of our marketing partners, if any, directed at physicians, patients and third-party payors. A number of factors could affect these efforts including:

      o Our ability to demonstrate clinically that our products have utility and are safe;

      o Delays or refusals by regulatory authorities in granting marketing approvals;

      o     Our limited financial resources relative to our competitors;

      o     Our ability to obtain an appropriate marketing partner;

      o The availability and level of reimbursement for our products by third party payors;

      o     Incidents of adverse reactions to our products;

      o Side effects or misuse of our products and unfavorable publicity that could result; and

      o     The occurrence of manufacturing or distribution disruptions.

      We will seek to generate revenue through licensing, marketing and development arrangements prior to receiving revenue from the sale of our products. To date we have been unable to consummate any licensing, marketing or development arrangements which have resulted in any significant amounts of revenue for us and we may not be able to successfully consummate any such arrangements. We, therefore, are unable to predict the extent of any future losses or the time required to achieve profitability, if at all.

We may not be able to utilize all of our net operating loss carryforwards.

      At July 31, 2003, we had federal net operating loss carryforwards of approximately $39,600,000 that expire from 2004 to 2023. We also had research and experimentation tax credit carryforwards of approximately $1,186,000 that expire from 2004 to 2023. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits, of which approximately $261,000 was allocated and approximately $222,000 was sold and recognized as tax benefits during the six months ended January 31, 2004. In December 2002, we received approximately $229,000 from the sale of our allocated tax benefits, which was recognized as tax benefits during the six months ended January 31, 2003. We will attempt to sell the remaining balance of our tax benefits in the amount of approximately $1,117,000 between July 1, 2004 and June 30, 2005, subject to all existing laws of the State of New Jersey. As there is a limited market for these types of sales, we cannot predict whether we will be successful.

We need additional financing to continue operations which may not be available on acceptable terms, if it is available at all.

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. As a result of our continuing losses and lack of capital, the report of our independent auditors on our July 31, 2003 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2003 do not include any adjustments that might result from the outcome of this uncertainty. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. We continue to seek additional capital financing through the sales of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

Our clinical trials could take longer to complete and cost more than we expect.

      We currently have ongoing a confirmatory Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. This Phase III clinical trial is a survival study and therefore, according to its protocol, terminal events must occur before the trial is completed. Since it is impossible to predict when these terminal events will occur we do not have the capability of reasonably determining when the trial will be completed nor when we will be able to file an NDA with the Food and Drug Administration, or FDA.

      Clinical trials are very costly and time consuming. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment, specifically in the second part of the Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma which is still in the enrollment stage, could delay completion of the clinical study and increase its costs which could delay the commercial sale of ONCONASE(R).

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the type of complexity and novelty of the product. While limited trials with our product has produced favorable results we cannot apply for FDA or EMEA approval to market ONCONASE(R) until the clinical trials and all other registration requirements have been completed and as discussed above, since this confirmatory Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma is a survival study, we do not have the capability of reasonably determining when such trial will be completed.

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs and will not generate product revenue.

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the type of complexity and novelty of the product. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. While limited trials with our product has produced favorable results we cannot be certain that we or any of our collaborative partners will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the study sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we cannot apply for FDA or EMEA approval to market ONCONASE(R) until pre-clinical and clinical trials have been completed and as discussed above we do not have the capability of reasonably determining when such trials will be completed. Several factors could prevent the successful completion or cause significant delays of these trials including an inability to enroll the required number of patients or failure to demonstrate the product is safe and effective in humans. Also, if safety concerns develop, the FDA and EMEA could stop our trials before completion.

      In December 2002, we received Fast Track Designation from the Food and Drug Administration, or the FDA for ONCONASE(R) for the treatment of malignant mesothelioma. In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. We were granted these designations because at the time there were no approved treatments for malignant mesothelioma. Recently, the Food and Drug Administration, or FDA, granted Eli Lilly & Company approval to sell its Alimta(R) medication as an orphan drug to treat pleural mesothelioma.

      All statutes and regulations governing the conduct of clinical trials are subject to change by various regulatory agencies, including the FDA, in the future which could affect the cost and duration of our clinical trials. Any unanticipated costs or delays in our clinical studies would delay our ability to generate product revenues and to raise additional capital and could cause us to be unable to fund the completion of the studies.

      We may not market or sell any product for which we have not obtained regulatory approval. We cannot assure that the FDA or other regulatory agencies will ever approve the use of our products that are under development. Even if we receive regulatory approval, such approval may involve limitations on the indicated uses for which we may market our products. Further, even after approval, discovery of previously unknown problems could result in additional restrictions, including withdrawal of our products.

      If we fail to obtain the necessary regulatory approvals, we cannot market or sell our products in the United States, or in other countries and our long-term viability would be threatened. If we fail to achieve regulatory approval or foreign marketing authorizations for ONCONASE(R) we will not have a saleable product or product revenues for quite some time, if at all, and may not be able to continue operations.

We are and will be dependent upon third parties for manufacturing our products. If these third parties do not devote sufficient time and resources to our products our revenues and profits may be adversely affected.

      We do not have the facilities or expertise to manufacture our products. We presently rely on third parties to perform certain of the manufacturing processes for the production of ONCONASE(R) for use in clinical trials. We intend to rely on third parties to manufacture our products if they are approved for sale by the appropriate regulatory agencies and are commercialized. Third party manufacturers may not be able to meet our needs with respect to the timing, quantity or quality of our products or to supply products on acceptable terms.

Because we do not have marketing, sales or distribution capabilities, we expect to contract with third parties for these functions and we will therefore be dependent upon such third parties to market, sell and distribute our products in order for us to generate revenues.

      We currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we expect to rely on established third party strategic partners to perform these functions. For example, if we are successful in our Phase III clinical trials with ONCONASE(R), and the FDA grants approval for the commercialization of ONCONASE(R), we will be unable to introduce the product to market without establishing a marketing collaboration with a pharmaceutical company with those resources. Further, if we establish relationships with one or more biopharmaceutical or other marketing companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

      In addition, we expect to begin to incur significant expenses in determining our commercialization strategy with respect to one or more of our product candidates. The determination of our commercialization strategy with respect to a product candidate will depend on a number of factors, including:

      o the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to product candidates;

      o the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate;

      o how our product candidates compare to competitive products with respect to labeling, pricing, therapeutic effect, and method of delivery; and

      o whether we are able to establish agreements with third party collaborators, including large biopharmaceutical or other marketing companies, with respect to any of our product candidates on terms that are acceptable to us.

      A number of these factors are outside of our control and will be difficult to determine.

Our product candidates may not be accepted by the market.

      Even if approved by the FDA and other regulatory authorities, our product candidates may not achieve market acceptance, which means we would not receive significant revenues from these products. Approval by the FDA does not necessarily mean that the medical community will be convinced of the relative safety, efficacy and cost-effectiveness of our products as compared to other products. In addition, third party reimbursers such as insurance companies and HMOs may be reluctant to reimburse expenses relating to our products.

We depend upon Kuslima Shogen and our other key personnel and may not be able to retain these employees or recruit qualified replacement or additional personnel, which would have a material adverse affect on our business.

      We are highly dependent upon our founder, Chairman and Chief Executive Officer, Kuslima Shogen. Kuslima Shogen's talents, efforts, personality, vision and leadership have been, and continue to be, critical to our success. The diminution or loss of the services of Kuslima Shogen, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business. While our other employees have substantial experience and have made significant contributions to our business, Kuslima Shogen is our senior executive and also our primary supporter because she represents the Company's primary means of accessing the capital markets.

      Because of the specialized scientific nature of our business, our continued success also is dependent upon our ability to attract and retain qualified management and scientific personnel. There is intense competition for qualified personnel in the pharmaceutical field. As our company grows our inability to attract qualified management and scientific personnel could materially adversely affect our research and development programs, the commercialization of our products and the potential revenue from product sales.

Our proprietary technology and patents may offer only limited protection against infringement and the development by our competitors of competitive products.

      We currently own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016 and one Japanese patent that expires in 2010. We also have patent applications that are pending in the United States, Europe and Japan. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both.

Developments by competitors may render our products obsolete or non-competitive.

      In February 2004, the Food and Drug Administration granted Eli Lilly & Company approval to sell its Alimta(R) medication as an orphan drug to treat patients with pleural mesothelioma. Alimta is a multi-targeted antifolate that is based upon a different mechanism of action than ONCONASE(R). To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R). Several companies, universities, research teams and scientists are developing products to treat the same medical conditions our products are intended to treat. Some of our competitors, including Eli Lilly, are more experienced and have greater clinical, marketing and regulatory capabilities and managerial and financial resources than we do. This may enable them to develop products to treat the same medical conditions our products are intended to treat before we are able to complete the development of our competing product.

      Our business is very competitive and involves rapid changes in the technologies involved in developing new drugs. If others experience rapid technological development, our products may become obsolete before we are able to recover expenses incurred in developing our products. We will probably face new competitors as new technologies develop. Our success depends on our ability to remain competitive in the development of new drugs or we may not be able to compete successfully.

We may be sued for product liability.

      Our business exposes us to potential product liability that may have a negative effect on our financial performance and our business generally. The administration of drugs to humans, whether in clinical trials or commercially, exposes us to potential product and professional liability risks which are inherent in the testing, production, marketing and sale of new drugs for humans. Product liability claims can be expensive to defend and may result in large judgments or settlements against us which could have a negative effect on our financial performance and materially adversely affect our business. We maintain product liability insurance but our insurance coverage may not be sufficient to cover claims. Furthermore, we cannot be certain that we will always be able to maintain or increase our insurance coverage at an affordable price. Even if a product liability claim is not successful, adverse publicity and time and expense of defending such a claim may significantly interfere with our business.

Our stock is thinly traded and you may not be able to sell our stock when you want to do so.

      There has been no established trading market for our Common Stock since the stock was delisted from Nasdaq in April 1999. Since then our Common Stock has been quoted on the OTC Bulletin Board, and is currently thinly traded. Over the past three years, the weekly trading volume was as low as 4,160 shares per week and as high as 706,280 shares for any week in such period. You may be unable to sell our Common Stock when you want to do so if the trading market continues to be limited.

The price of our Common Stock has been, and may continue to be, volatile.

      The market price of our Common Stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. Over the past three years, the sale price for our Common Stock, as reported by Nasdaq and the OTC Bulletin Board has fluctuated from a low of $0.18 to a high of $5.38. The market price of our Common Stock could be impacted by a variety of factors, including:

      o announcements of technological innovations or new commercial products by us or our competitors,

      o disclosure of the results of pre-clinical testing and clinical trials by us or our competitors,

      o     disclosure of the results of regulatory proceedings,

      o     changes in government regulation,

      o developments in the patents or other proprietary rights owned or licensed by us or our competitors,

      o public concern as to the safety and efficacy of products developed by us or others,

      o     litigation, and

      o     general market conditions in our industry.

      In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have especially affected the market price of many biotechnology companies. Such fluctuations have often been unrelated to the operating performance of these companies. Nonetheless, these broad market fluctuations may negatively affect the market price of our Common Stock.

Our charter documents and Delaware law may discourage a takeover of our company.

      We are currently authorized to issue 1,000,000 shares of preferred stock. Our Board of Directors is authorized, without any approval of the stockholders, to issue the preferred stock and determine the terms of the preferred stock. The authorized shares of preferred stock will remain available for general corporate purposes, may be privately placed and can be used to make a change in control of our company more difficult. Under certain circumstances, our Board of Directors could create impediments to or frustrate persons seeking to effect a takeover or transfer in control of our company by causing shares of preferred stock to be issued to a stockholder who might side with the Board of Directors in opposing a takeover bid that the Board of Directors determines is not in the best interests of our company and our stockholders, but in which unaffiliated stockholders may wish to participate. Furthermore, the existence of authorized shares of preferred stock might have the effect of discouraging any attempt by a person, through the acquisition of a substantial number of shares of Common Stock, to acquire control of our company. Accordingly, the accomplishment of a tender offer may be more difficult. This may be beneficial to management in a hostile tender offer, but have an adverse impact on stockholders who may want to participate in the tender offer. Consequently, the Board of Directors, without further stockholder approval, could issue authorized shares of preferred stock with rights that could adversely affect the rights of the holders of our Common Stock to a stockholder which, when voted together with other securities held by members of the Board of Directors and the executive officers and their families, could prevent the majority stockholder vote required by our certificate of incorporation or Delaware General Corporation Law to effect certain matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures.

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2004, the end of the period covered by this report, the evaluation date. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      (c)   Recent Sales of Unregistered Securities

      The following transactions were exempt from registrations under Section 4(2) of the Securities Act of 1933, as amended. The net proceeds from these transactions will be used for general corporate purposes.

      In December 2003, we issued 12,604 shares of restricted common stock to an unrelated party as payment for services rendered in the amount of $42,729.

      In January 2004, we issued an Additional Warrant to SF Capital Partners, Ltd., permitting SF Capital to invest an additional $1,500,000 to purchase shares of Common Stock at an exercise price based upon a 20-day trailing average of the closing price per share of our Common Stock. In January 2004, SF Capital exercised the Additional Warrant based on a 20-day trailing average exercise price of $3.96. Upon exercise, SF Capital received 379,170 shares of Common Stock and an Exercise Warrant to purchase an additional 189,585 shares of Common Stock at an exercise price of $4.75 per share. We also issued 15,166 shares of restricted Common Stock to a third party as a finder's fee.

      In January 2004, the Company issued an aggregate of 50,000 restricted shares of Common Stock to unrelated parties as payment for services rendered in an aggregate amount of $90,000.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   An annual meeting of stockholders was held on January 14, 2004.

      (b) All of our current directors, Kuslima Shogen, John P. Brancaccio, Stephen K. Carter, Donald R. Conklin, James J. Loughlin, Andrew P. Savadelis and Paul M. Weiss, were elected at the annual meeting.

      (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

            (i)   For the election of directors

----------------------------------------------------------------------------------------------
                        Number of Shares of     Number of Shares of Common    Number of Broker
      Director         Common Stock Voted For         Stock Withheld             Non-Votes
----------------------------------------------------------------------------------------------
Kuslima Shogen               23,995,898                  306,796                     0
----------------------------------------------------------------------------------------------
John P. Brancaccio           24,161,987                  140,707                     0
----------------------------------------------------------------------------------------------
Stephen K. Carter            24,161,987                  140,707                     0
----------------------------------------------------------------------------------------------
Donald R. Conklin            24,161,987                  140,707                     0
----------------------------------------------------------------------------------------------
James J. Loughlin            24,161,987                  140,707                     0
----------------------------------------------------------------------------------------------
Andrew P. Savadelis          24,161,987                  140,707                     0
----------------------------------------------------------------------------------------------
Paul M. Weiss                24,161,987                  140,707                     0
----------------------------------------------------------------------------------------------

            (ii) Proposal to approve an amendment to the Certificate of Incorporation, to increase the number of authorized shares of Common Stock which may be issued from 40,000,000 to 100,000,000.

---------------------------------------------------------------------------------------------------------
Number of Shares of Common      Number of Shares of       Number of Shares of Common     Number of Broker
      Stock Voted For        Common Stock Voted Against   which Abstained from Voting        Non-Votes
---------------------------------------------------------------------------------------------------------
        23,563,439                    669,285                       69,970                       0
---------------------------------------------------------------------------------------------------------

            (iii) Proposal to ratify the appointment of J.H. Cohn LLP as
                  Alfacell's independent auditors for the year ending July 31, 2004.

---------------------------------------------------------------------------------------------------------
Number of Shares of Common      Number of Shares of       Number of Shares of Common     Number of Broker
      Stock Voted For        Common Stock Voted Against   which Abstained from Voting        Non-Votes
---------------------------------------------------------------------------------------------------------
        24,120,677                    124,347                       57,670                       0
---------------------------------------------------------------------------------------------------------

       (iv)  Proposal to approve the Company's 2004 Stock Incentive Plan.

---------------------------------------------------------------------------------------------------------
Number of Shares of Common      Number of Shares of       Number of Shares of Common     Number of Broker
      Stock Voted For        Common Stock Voted Against   which Abstained from Voting        Non-Votes
---------------------------------------------------------------------------------------------------------
        11,724,604                    957,182                       402,510                 11,218,398
---------------------------------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                   Exhibit No. or
Exhibit                                                                           Incorporation by
  No.                                Item Title                                      Reference
  ---                                ----------                                      ---------

  3.1       Certificate of Incorporation, dated June 12, 1981 (incorporated by reference to Registration Statement on Form S-1, File No.
            333-112865, filed on February 17, 2004)                                      *

  3.2       Amendment to Certificate of Incorporation, dated February 18, 1994
            (incorporated by reference to Registration Statement on Form S-1,
            File No. 333-112865, filed on February 17, 2004)                             *

  3.3       Amendment to Certificate of Incorporation, dated December 26, 1997
            (incorporated by reference to Registration Statement on Form S-1,
            File No. 333-112865, filed on February 17, 2004)                             *

  3.4       Amendment to Certificate of Incorporation, dated January 14, 2004
            (incorporated by reference to Registration Statement on Form S-1,
            File No. 333-112865, filed on February 17, 2004)                             *

  3.5       Certificate of Designation for Series A Preferred Stock, dated
            September 2, 2003 (incorporated by reference to Registration
            Statement on Form S-1, File No. 333-112865, filed on February 17,
            2004)                                                                        *

  3.6       Certificate of Elimination of Series A Preferred Stock, dated
            February 3, 2004 (incorporated by reference to Registration
            Statement on Form S-1, File No. 333-112865, filed on February 17,
            2004)                                                                        *

  3.7       By-Laws (incorporated by reference to Exhibit 3.4 to Registration
            Statement on Form S-1, File No. 333-111101, filed on December 11,
            2003)                                                                        *

  4.1       Securities Purchase Agreement and Warrant Agreement used in
            September 2003 private placement and Form of Warrant Certificate issued on January 16, 2004 and January 29, 2004 to SF Capital
            Partners Ltd. (incorporated by reference to Exhibit 10.25 to
            Registrant's Annual Report on Form 10-K, filed on October 29, 2003)          *

                                                                                   Exhibit No. or
Exhibit                                                                           Incorporation by
  No.                                Item Title                                      Reference
  ---                                ----------                                      ---------

  4.2       Registration Rights Agreement used in September 2003 private placement (incorporated by reference to Exhibit 10.26 to
            Registrant's Annual Report on Form 10-K, filed on October 29, 2003)          *

  4.3       Form of Amended Notes Payable which amends the November 2001, April
            2002, June 2002, July 2002, September 2002, November 2002 December
            2002, January 2003, March 2003 and May 2003 notes payable
            (incorporated by reference to Exhibit 10.27 to Registrant's Annual
            Report on Form 10-K, filed on October 29, 2003)                              *

  10.1      1993 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2,
            File No. 33-76950, filed on August 1, 1994)                                  *

  10.2      1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to
            Registration Statement on Form S-1, File No. 333-111101, filed on
            December 11, 2003)                                                           *

  10.3      2004 Stock Incentive Plan (incorporated by reference to Registration
            Statement on Form S-1, File No. 333-112865, filed on February 17,
            2004)                                                                        *

  10.4      Form of Subscription Agreement and Warrant Agreement used in Private
            Placements completed in February 2000 (incorporated by reference to
            Exhibit 10.21 to Registrant's Annual Report on Form 10-K, filed on
            October 30, 2000)                                                            *

  10.5      Form of Subscription Agreement and Warrant Agreement used in the
            August and September 2000 Private Placements (incorporated by reference to Exhibit 10.24 to Registrant's Quarterly Report on Form
            10-Q, filed on December 15, 2000)                                            *

  10.6      Form of Subscription Agreement and Warrant Agreement used in the
            April 2001 Private Placements (incorporated by reference to Exhibit
            10.23 to Registration Statement on Form S-1, File No. 333-38136,
            filed on July 30, 2001)                                                      *

  10.7      Form of Convertible Note entered into in April 2001 (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1,
            File No. 333-38136, filed on July 30, 2001)                                  *

  10.8      Form of Subscription Agreement and Warrant Agreement used in the
            July 2001 Private Placements (incorporated by reference to Exhibit
            10.25 to Registration Statement on Form S-1, File No. 333-38136,
            filed on July 30, 2001)                                                      *

  10.9      Form of Subscription Agreement and Warrant Agreement used in the
            August and October 2001 private placement (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, File No.
            333-38136, filed on December 14, 2001)                                       *

                                                                                   Exhibit No. or
Exhibit                                                                           Incorporation by
  No.                                Item Title                                      Reference
  ---                                ----------                                      ---------

  10.10     Form of Subscription Agreement and Warrant Agreement used in the
            September 2001, November 2001 and January 2002 private placements
            (incorporated by reference to Exhibit 10.27 to Registration
            Statement on Form S-1, File No. 333-38136, filed on February 21,
            2002)                                                                        *

  10.11     Warrant issued in the February 2002 private placement (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1,
            File No. 333-38136, filed on February 21, 2002)                              *

  10.12     Form of Subscription Agreement and Warrant Agreement used in the
            March 2002, April 2002 and May 2002 private placements (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1,
            File No. 333-89166, filed on May 24, 2002)                                   *

  10.13     Form of Subscription Agreement and Warrant Agreement used in the
            June 2002 and October 2002 private placements (incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment to
            Registration Statement on Form S-1, File No. 333-38136, filed on
            March 3, 2003)                                                               *

  10.14     Form of Note Payable and Warrant Certificate entered into April,
            June, July, September, November and December 2002 (incorporated by reference to Exhibit 10.31 to the Post-Effective Amendment to
            Registration Statement on Form S-1, File No. 333-38136, filed on
            March 3, 2003)                                                               *

  10.15     Form of Note Payable and Warrant Certificate entered into November
            2001, January, March and May 2003 (incorporated by reference to
            Exhibit 10.23 to Registrant's Annual Report on Form 10-K, filed on
            October 29, 2003)                                                            *

  10.16     Form of Subscription Agreement and Warrant Agreement used in the
            February 2003 and April through August 2003 private placements
            (incorporated by reference to Exhibit 10.24 to Registrant's Annual
            Report on Form 10-K, filed on October 29, 2003)                              *

  31.1      Certification of Chief Executive pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
            (Section 302 Certification)                                                 +

  31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
            (Section 302 Certification)                                                  +

  32.1      Certification Chief Executive Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 (Section 906 Certification)                                          +

  32.2      Certification Chief Financial Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 (Section 906 Certification)                                          +

*     Previously filed; incorporated herein by reference.

+     Filed herewith.

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALFACELL CORPORATION
                                                   (Registrant)


March 16, 2004                                 /s/ Andrew P. Savadelis
                                               -----------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)