Form 10-Q
period 2004-04-30
ALFACELL CORP
filed 2004-06-14
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        April 30, 2004                                            0-11088
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-2369085
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
organization)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

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

      The number of shares of common stock, $.001 par value, outstanding as of June 10, 2004 was 32,601,461 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                        April 30, 2004 and July 31, 2003

                                                                                               April 30,
                                                                                                 2004             July 31,
                                        ASSETS                                                (Unaudited)           2003
                                                                                             ------------       ------------
Current assets:
    Cash and cash equivalents                                                                $  1,205,073       $    330,137
    Other current assets                                                                          274,270             10,103
                                                                                             ------------       ------------
         Total current assets                                                                   1,479,343            340,240

Property and equipment, net                                                                        14,788             12,795
Loan  receivable, related party                                                                   150,691            142,287
                                                                                             ------------       ------------
         Total assets                                                                        $  1,644,822       $    495,322
                                                                                             ============       ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt, net of debt discount of $82,219 at April 30,
       2004 and $187,121 at July 31, 2003                                                    $    491,911       $    637,080
    Accounts payable                                                                              867,915            699,429
    Accrued expenses                                                                              672,971          1,407,978
                                                                                             ------------       ------------
         Total current liabilities                                                              2,032,797          2,744,487

Long-term debt, less current portion, net of debt discount of $16,233 at April 30, 2004           183,767            242,516
    and $163,687 at July 31, 2003                                                            ------------       ------------
         Total liabilities                                                                      2,216,564          2,987,003
                                                                                             ------------       ------------

Stockholders' deficiency:
    Preferred stock, $.001 par value
       Authorized and unissued, 1,000,000 shares at April 30, 2004 and July 31, 2003                   --                 --
    Common stock $.001 par value
       Authorized 100,000,000 shares at April 30, 2004 and 40,000,000 shares at July
          31, 2003;
          Issued and outstanding, 30,588,708 shares at April 30, 2004 and 25,026,129
              shares at July 31, 2003                                                              30,589             25,026
    Capital in excess of par value                                                             66,680,225         61,457,502
    Deficit accumulated during the development stage                                          (67,282,556)       (63,974,209)
                                                                                             ------------       ------------
         Total stockholders' deficiency                                                          (571,742)        (2,491,681)
                                                                                             ------------       ------------

         Total liabilities and stockholders' deficiency                                      $  1,644,822       $    495,322
                                                                                             ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

           Three months and nine months ended April 30, 2004 and 2003, and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2004

                                   (Unaudited)

                                          Three Months Ended                Nine Months Ended          August 24, 1981
                                               April 30,                         April 30,                 (Date of
                                               ---------                         ---------              Inception) to
                                         2004             2003             2004             2003        April 30, 2004
                                     ------------     ------------     ------------     ------------   ---------------
Revenue:
     Sales                           $         --     $         --     $         --     $         --     $    553,489
     Investment income                      3,081               43           11,311              277        1,398,311
     Other income                              --               --               --           30,000           90,103
                                     ------------     ------------     ------------     ------------     ------------
     Total revenue                          3,081               43           11,311           30,277        2,041,903
                                     ------------     ------------     ------------     ------------     ------------

Costs and expenses:
     Cost of sales                             --               --               --               --          336,495
     Research and development             927,151          374,183        2,238,437        1,173,552       43,840,372
     General and administrative           329,388          138,131          977,576          426,206       23,265,428
     Interest:
         Related parties, net                  --              653               --            1,939        1,147,547
         Others                            97,091           54,831          325,492          293,116        2,748,802
                                     ------------     ------------     ------------     ------------     ------------
Total costs and expenses                1,353,630          567,798        3,541,505        1,894,813       71,338,644
                                     ------------     ------------     ------------     ------------     ------------

Loss before state tax benefit          (1,350,549)        (567,755)      (3,530,194)      (1,864,536)     (69,296,741)

State tax benefit                              --               --          221,847          229,459        2,014,185
                                     ------------     ------------     ------------     ------------     ------------

Net loss                             $ (1,350,549)    $   (567,755)    $ (3,308,347)    $ (1,635,077)    $(67,282,556)
                                     ============     ============     ============     ============     ============

Loss per basic common share          $      (0.05)    $       (.02)    $      (0.12)    $       (.07)
                                     ============     ============     ============     ============

Weighted average number of shares
     outstanding - basic               29,548,812       23,079,250       28,290,878       22,911,335
                                     ============     ============     ============     ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                   Nine months ended April 30, 2004 and 2003,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2004

                                   (Unaudited)

                                                           Nine Months Ended           August 24, 1981
                                                               April 30,                   (Date of
                                                               ---------                 Inception) to
                                                        2004              2003          April 30, 2004
                                                     -----------       -----------     ---------------
Cash flows from operating activities:
  Net loss                                           $(3,308,347)      $(1,635,077)      $(67,282,556)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Gain on sale of marketable securities                     --                --            (25,963)
    Depreciation and amortization                          5,440            13,615          1,552,658
    Loss on disposal of property and equipment                --                --             18,926
    Noncash operating expenses                           371,137            20,161          6,488,749
    Amortization of debt discount                        252,356           242,452            495,767
    Amortization of deferred compensation                     --                --         11,442,000
    Amortization of organization costs                        --                --              4,590
  Changes in assets and liabilities:
    (Increase) decrease in other current assets         (264,167)           38,770           (334,137)
    Increase in loan receivable, related party            (8,404)           (4,176)           (54,640)
    Increase in interest payable, related party               --                --            744,539
    Increase (decrease) in accounts payable              211,215          (126,202)         1,365,103
    Increase in accrued payroll and expenses,
        related parties                                       --                --          2,348,145
    (Decrease) increase in accrued expenses             (670,410)          437,133          1,279,081
                                                     -----------       -----------       ------------
Net cash used in operating activities                 (3,411,180)       (1,013,324)       (41,957,738)
                                                     -----------       -----------       ------------

Cash flows from investing activities:
    Purchase of marketable equity securities                  --                --           (290,420)
    Proceeds from sale of marketable equity
       securities                                             --                --            316,383
    Purchase of property and equipment                    (7,432)               --         (1,414,268)
    Patent costs                                              --                --            (97,841)
                                                     -----------       -----------       ------------
Net cash used in investing activities                     (7,432)               --         (1,486,146)
                                                     -----------       -----------       ------------

                                                                     (continued)

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                   Nine months ended April 30, 2004 and 2003,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2004

                                   (Unaudited)

                                                                             Nine Months Ended         August 24, 1981
                                                                                 April 30,                (Date of
                                                                                 ---------              Inception) to
                                                                            2004           2003         April 30, 2004
                                                                         ----------      ---------     --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                    $       --      $  25,000       $    874,500
  Payment of short-term borrowings                                               --        (25,000)          (653,500)
  (Decrease) increase in loans payable - related party, net                      --        (33,680)         2,628,868
  Proceeds from bank debt and other long-term debt, net of
   deferred issuance costs                                                       --        750,000          3,667,460
  Reduction of bank debt and long-term debt                                  (6,799)        (6,041)        (2,957,963)
  Proceeds from issuance of common stock, net                             1,527,925        241,788         31,542,263
  Proceeds from exercise of stock options and warrants, net               2,772,422         20,000          8,833,336
  Proceeds from issuance of convertible debentures, related party                --             --            297,000
  Proceeds from issuance of convertible debentures, unrelated party              --             --            416,993
                                                                         ----------      ---------       ------------
         Net cash provided by financing activities                        4,293,548        972,067         44,648,957
                                                                         ----------      ---------       ------------
Net increase (decrease) in cash and cash equivalents                        874,936        (41,257)         1,205,073
Cash and cash equivalents at beginning of period                            330,137         85,843                 --
                                                                         ----------      ---------       ------------
Cash and cash equivalents at end of period                               $1,205,073      $  44,586       $  1,205,073
                                                                         ==========      =========       ============

Supplemental disclosure of cash flow information - interest paid         $   31,737      $   4,416       $  1,739,075
                                                                         ==========      =========       ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                          $       --      $      --       $  2,725,000
                                                                         ==========      =========       ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                              $       --      $      --       $  3,242,000
                                                                         ==========      =========       ============
   Conversion of short-term borrowings to common stock                   $       --      $      --       $    226,000
                                                                         ==========      =========       ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                            $       --      $      --       $  3,194,969
                                                                         ==========      =========       ============
   Repurchase of stock options from related party                        $       --      $      --       $   (198,417)
                                                                         ==========      =========       ============
   Conversion of accrued interest to stock options                       $       --      $      --       $    142,441
                                                                         ==========      =========       ============
   Conversion of accounts payable to common stock                        $   42,729      $  10,000       $    497,278
                                                                         ==========      =========       ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                   $       --      $      --       $  1,699,072
                                                                         ==========      =========       ============
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                           $       --      $      --       $  1,863,514
                                                                         ==========      =========       ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures and accrued interest, other                 $  514,597      $      --       $    706,590
                                                                         ==========      =========       ============
   Issuance of common stock for services rendered                        $  210,000      $      --       $    212,460
                                                                         ==========      =========       ============
   Issuance of warrants with notes payable                               $       --      $ 196,686       $    594,219
                                                                         ==========      =========       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2004 and its results of operations and cash flows for the three and/or nine month periods ended April 30, 2004 and 2003 and the period from August 24, 1981 (date of inception) to April 30, 2004. The results of operations for the nine months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended July 31, 2003.

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to developing new drug products. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses since its inception and has limited liquid resources. The report of the Company's independent registered public accountants on the Company's July 31, 2003 financial statements included an explanatory paragraph which states that the Company's recurring losses, working capital deficit and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The Company has continued to incur losses through April 30, 2004 and has a working capital deficiency as of April 30, 2004. The condensed financial statements at July 31, 2003 and April 30, 2004 and for the periods ended April 30, 2004 and 2003 do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing (see Notes 5 and 7), collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through May 31, 2004, a significant portion of the Company's financing has been through the sale of equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants (see Notes 5 and 7). Additionally, the Company has raised capital through debt financings, sale of tax benefits and

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                    Unaudited

research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund its operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital needed on terms which are acceptable, if at all. As of April 30, 2004, the Company's cash balance is sufficient to fund its expanded operations at least through July 31, 2005 (see
Note 7), based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the US and Europe and other ongoing operations of the Company. However, the Company will continue to seek additional capital financing through the sale of equity in private placements, sale of tax benefits and exercise of stock options and warrants but cannot be sure that the Company will be able to raise capital on favorable terms or at all.

2. EARNINGS (LOSS) PER COMMON SHARE

      "Basic" loss per common share equals net loss divided by weighted average common shares outstanding during the period. "Diluted" loss per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus the effect of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the effects of the assumed exercise of stock options and warrants and the conversion of convertible notes are all anti-dilutive. The number of shares issuable upon the exercise of options and warrants excluded from the calculation was 11,856,030 and 10,070,773 at April 30, 2004 and 2003, respectively. This also excludes the potential dilution that could occur upon the conversion of convertible notes into 3,319,402 shares of common stock and warrants to purchase 3,860,424 shares of common stock.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                    Unaudited

                                                   Three Months Ended                 Nine Months Ended
                                                        April 30,                         April 30,
                                                        ---------                         ---------
                                                 2004             2003             2004               2003
                                              -----------       ---------       -----------       -----------
Net loss
       As reported                            $(1,350,549)      $(567,755)      $(3,308,347)      $(1,635,077)
       Stock-based employee
         compensation expense under fair
         value method                            (979,883)        (38,398)       (1,160,246)         (144,760)
                                              -----------       ---------       -----------       -----------
       Pro forma                              $(2,330,432)      $(606,153)      $(4,468,593)      $(1,779,837)
                                              ===========       =========       ===========       ===========
Net loss per common share
       As reported - basic                    $     (0.05)      $   (0.02)      $     (0.12)      $     (0.07)
       Pro forma - basic                            (0.08)          (0.03)            (0.16)            (0.08)

      The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                           Three Months Ended          Nine Months Ended
                                                April 30,                   April 30,
                                                ---------                   ---------
                                           2004          2003          2004          2003
                                           ----          ----          ----          ----
Expected dividend yield                      0%            0%            0%            0%
Risk-free interest rate                   2% - 6%       2% - 6%       2% - 6%       2% - 6%
                                         40.79% -      40.79% -      40.79% -      40.79% -
Expected stock price volatility           114.54%       114.54%       114.54%       114.54%
Expected term until exercise (years)     5.96 - 10       6 - 7       5.96 - 10       6 - 7

4. LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $150,691 as of April 30, 2004 are classified as a long-term asset as the loans have no specified due dates, and the Company does not expect repayment of these amounts within one year. These loans were made prior to July 30, 2002 and have not since been materially modified. The Company earns interest on these loans at a rate of 8% per annum.

5. CAPITAL STOCK

      In August 2003, the Company issued an aggregate of 120,000 shares of common stock to private investors resulting in aggregate gross proceeds of $60,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                    Unaudited

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

      On January 14, 2004 at the Company's annual stockholders' meeting, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized. Since no notes payable had been converted as of such date, the terms of the Company's notes payable relating to conversion and exercise which was amended because of insufficient number of authorized shares available for issuance upon conversion, reverted to their original terms so that they are again convertible into shares of common stock, rather than shares of Series A Preferred Stock.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                    Unaudited

      In January 2004, the Company issued an aggregate of 50,000 shares of restricted common stock as payment for services rendered in an aggregate amount of $90,000.

      In March 2004, the Company recorded an aggregate of $223,244 non-cash expenses for 110,000 five-year stock options that were issued to various consultants for services rendered. The options vested immediately and have a per share exercise price of $3.46. The non-cash expenses were based upon the fair value of the options on the date of issuance as estimated by the Black-Scholes options pricing model.

      During the quarter ended April 30, 2004, the Company issued an aggregate 1,468,393 shares of restricted Common Stock and five-year warrants to purchase 1,918,393 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of approximately $514,600 by unrelated parties.

      During the nine months ended April 30, 2004, the Company issued, an aggregate of 1,773,990 shares of common stock upon the exercise of warrants by unrelated parties and stock options by unrelated parties, employees, a director and former director at per share exercise prices ranging from $0.26 to $3.12. The Company realized aggregate gross proceeds of $1,480,017 from these exercises.

      During the nine months ended April 30, 2004, the Company incurred an aggregate of $239,673 of costs relating to various private placements.

6. SALE OF NET OPERATING LOSSES

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted the Company to only sell approximately $261,000. The Company received approximately $222,000 from the sale of the $261,000 of tax benefits, which was recognized as tax benefits for the nine months ended April 30, 2004. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company had approximately $1,373,000 in total available tax benefits that were saleable; of which New Jersey permitted the Company to only sell approximately $273,000. The Company received approximately $229,000 from the sale of the $273,000 of tax benefits, which was recognized as tax benefits for the nine months ended April 30, 2003.

      If still available under New Jersey law, the Company will attempt to sell the remaining $1,117,000 of its tax benefits, between July 1, 2004 and June 30, 2005. This amount, which is a carryover of the Company's remaining tax benefits from state fiscal year 2004, may increase if the Company incurs additional tax benefits during state fiscal year 2005. The Company can not estimate, however, what percentage of its saleable tax benefits New Jersey will permit to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                    Unaudited

7. SUBSEQUENT EVENTS

      In May 2004, the Company issued, an aggregate of 675,000 shares of common stock upon the exercise of warrants and stock options by unrelated parties, at per share exercise prices ranging from $0.75 to $1.50. The Company realized aggregate gross proceeds of $888,750 from these exercises.

      In May 2004, the Company issued 1,210,654 shares of common stock to an institutional investor, resulting in gross proceeds of $10,000,000 to the Company. In addition, the institutional investor was granted five-year warrants to purchase 1,210,654 shares of common stock at an exercise price of $12.39 per share. The Company paid a 5% finder's fee to a third party in connection with the private placement, which included a five-year warrant to purchase 60,533 shares of common stock at an exercise price of $12.39 per share.

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

Overview

      Since our inception, we have devoted the vast majority of our resources to the research and development of ONCONASE(R) and related drug candidates. We have focused our resources towards the completion of the clinical program for unresectable, or inoperable, malignant mesothelioma.

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

      Almost all of our research and development expenses since our inception of $43,840,372 has gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2003, 2002 and 2001 our research and development expenses were $1,699,962, $2,032,938 and $1,900,678, respectively, almost all of which was used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which patient enrollment is expected to be completed by the end of this year. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of the filing is data driven as to when we will be able to file for marketing registrations in the US and EU. Therefore, we cannot predict with certainty what our total cost will be associated with obtaining marketing approvals, or when and if such approvals will be granted, and when actual sales will occur.

      We fund the research and development of our products from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. Presently, our cash balance is sufficient to fund our expanded operations through July 31, 2005 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

Results of Operations

Three and nine month periods ended April 30, 2004 and 2003

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and nine month periods ended April 30, 2004 and 2003. For the nine months ended April 30, 2004, our other income was $11,300.

      Research and Development. Research and development expense for the three months ended April 30, 2004 was $927,000 compared to $374,000 for the same period last year, an increase of $553,000. Research and development expense for the nine months ended April 30, 2004 was $2,238,000 compared to $1,174,000 for the same period last year, an increase of $1,064,000. The increase in the current nine month period was due primarily to increases in data management and consulting fees related to our pivotal Phase III clinical trial for malignant mesothelioma of approximately $819,000, non-cash expense related to stock options issued for consulting services of approximately $146,000, regulatory consulting costs of approximately $111,000, costs associated with sponsored research studies of approximately $68,000 and costs associated with patent and trademark applications for ONCONASE(R) of approximately $10,000, offset by a decreases in personnel costs and insurance expenses of approximately $69,000 and $21,000, respectively.

      General and Administrative. General and administrative expense for the three months ended April 30, 2004 was $329,000 compared to $138,000 for the same period last year, an increase of $191,000. General and administrative expense for the nine months ended April 30, 2004 was $978,000 compared to $426,000 for the same period last year, an increase of $552,000. The increase in the current nine month period was due primarily to increases in non-cash expense related to stock and stock options issued for consulting services associated with business development activities of approximately $196,000, increases in legal, public relations, insurance, personnel and accounting expenses of approximately $161,000, $71,000, $45,000, $44,000 and $35,000, respectively.

      Interest. Interest expense for the three months ended April 30, 2004 was $97,000 compared to $55,000 for the same period last year, an increase of $42,000. Interest expense for the nine months ended April 30, 2004 was $325,000 compared to $295,000 for the same period last year, an increase of $30,000.

The increase in the current nine month period was due primarily to the interest expense on the beneficial conversion feature of the notes payable issued to unrelated parties and its related warrants. The interest expense was based on the fair value of the warrants using the Black-Scholes method, amortized over the life of the notes payable.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted us to only sell approximately $261,000. We received approximately $222,000 from the sale of the $261,000 of tax benefits, which we recognized as tax benefits for the nine months ended April 30, 2004. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we had approximately $1,373,000 in total available tax benefits that were saleable; of which New Jersey permitted us to only sell approximately $273,000. We received approximately $229,000 from the sale of the $273,000 of tax benefits, which we recognized as tax benefits for the nine months ended April 30, 2003.

      If still available under New Jersey law, we will attempt to sell the remaining $1,117,000 of our tax benefits, between July 1, 2004 and June 30, 2005. This amount, which is a carryover of our remaining tax benefits from state fiscal year 2004, may increase if we incur additional tax benefits during state fiscal year 2005. We can not estimate, however, what percentage of our sellable tax benefits New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended April 30, 2004 was $1,351,000 as compared to $568,000 for the same period last year, an increase of $783,000. The net loss for the nine months ended April 30, 2004 was $3,308,000 as compared to $1,635,000 for the same period last year, an increase of $1,673,000. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2004, amounted to $67,283,000. We are a development stage company and accordingly, we have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. During the nine months ended April 30, 2004, we had a net increase in cash and cash equivalents of $875,000, which resulted primarily from net cash provided by financing activities of $4,293,000, which resulted from $1,500,000 in gross proceeds from a private placement of common stock and warrants with an institutional investor in September 2003, $1,293,000 in net proceeds from warrants and stock options exercises and $1,500,000 in gross proceeds from a private placement of common stock and warrants in January 2004, offset by net cash used in operating activities of $3,411,000 and net cash used in investing activities of $7,000. Total cash resources as of April 30, 2004 were $1,205,000 compared to $330,000 at July 31, 2003.

      Our current liabilities as of April 30, 2004 were $2,033,000 compared to $2,744,000 at July 31, 2003, a decrease of $711,000. The decrease was primarily due to decreased accrued expenses. As of

April 30, 2004, our current liabilities exceeded our current assets and we had a working capital deficit of $553,000.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through May 31, 2004, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. Presently, our cash balance is sufficient to fund our expanded operations at least through July 31, 2005, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all. The report of our independent registered public accountants on our July 31, 2003 financial statements included an explanatory paragraph which states, and we also believe, that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. As of April 30, 2004, we continued to incur losses, had a working capital deficiency and limited liquid resources which raise substantial doubt about our ability to continue as a going concern. Our condensed financial statements at April 30, 2004 and July 31, 2003 and for the periods ended April 30, 2004 and 2003 do not include any adjustments that might result from the outcome of this uncertainty.

      In May 2004, we issued, an aggregate of 675,000 shares of common stock upon the exercise of warrants and stock options by unrelated parties, at per share exercise prices ranging from $0.75 to $1.50. We realized aggregate gross proceeds of $888,750 from these exercises.

      In May 2004, we issued 1,210,654 shares of common stock to an institutional investor, resulting in gross proceeds of $10,000,000 to us. In addition, the institutional investor was granted five-year warrants to purchase 1,210,654 shares of common stock at an exercise price of $12.39 per share. We paid a 5% finder's fee to a third party in connection with the private placement, which included a five-year warrant to purchase 60,533 shares of common stock at an exercise price of $12.39 per share.

      We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot be sure that any such alliances will materialize.

      Our Common Stock was delisted from The Nasdaq SmallCap Market effective at the close of business April 27, 1999 for failing to meet the minimum bid price requirements set forth in the NASD Marketplace Rules. Since April 28, 1999, our Common Stock has traded on the OTC Bulletin Board under the symbol "ACEL.OB". Delisting of our Common Stock from Nasdaq could have a material adverse effect on our ability to raise additional capital, our stockholders' liquidity and the price of our common stock. We intend to reapply for Nasdaq SmallCap Market listing as soon as all listing criteria are met.

      The market price of our Common Stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of our Common Stock could also be materially affected by the marketing approval or lack of approval of ONCONASE(R).

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or SPE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2004, we are not involved in any material unconsolidated SPE transactions.

Contractual Obligations and Commercial Commitments

      Our major outstanding contractual obligations relate to our equipment operating lease. Below is a table that presents our contractual obligations and commercial commitments as of April 30, 2004:

                                               Payments Due by Fiscal Year
                                             -------------------------------
                                                                   2006 and
                                  Total       2004       2005     Thereafter
                                 -------     ------     -------   ----------
      Operating lease            $17,480     $4,380     $13,100     $ - 0 -
                                 -------     ------     -------     -------
      Total contractual cash
          obligations            $17,480     $4,380     $13,100     $ - 0 -
                                 =======     ======     =======     =======

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

      We are a development stage company and since our inception our source of working capital has been public and private sales of our stock. We incurred a net loss of approximately $3,308,000 for the nine months ended April 30, 2004. We have continued to incur losses since April 2004. In addition, we had a working capital deficit of approximately $553,000 and an accumulated deficit of approximately $67,283,000 as of April 30, 2004. We may never achieve revenue sufficient for us to attain profitability.

      We incurred net losses of approximately $2,412,000, $2,591,000 and $2,295,000 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

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

      We will seek to generate revenue through licensing, marketing and development arrangements prior to receiving revenue from the sale of our products. To date we have not consummated any licensing or marketing arrangements and we may not be able to successfully consummate any such arrangements. We have entered into several development arrangements, which have resulted in limited revenues for us. However, we cannot ensure that these arrangements or future arrangements, if any, will result in significant amounts of revenue for us. We, therefore, are unable to predict the extent of any future losses or the time required to achieve profitability, if at all.

We need additional financing to continue operations which may not be available on acceptable terms, if it is available at all.

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. As a result of our continuing losses and lack of capital, the report of our independent registered public accounting firm on our July 31, 2003 financial statements included an explanatory paragraph which states that our recurring losses, working capital deficit and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2003 do not include any adjustments that might result from the outcome of this uncertainty. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. In connection with the recent private placement from which we realized $10.0 million in gross proceeds from an institutional investor, we plan to expand our operations in preparing ONCONASE(R) for marketing registrations in the US and outside the US as well as fund our ongoing operations. Presently, our cash balance is sufficient to fund our expanded operations through July 31, 2005, based on our expected level of expenditures. However, taking into consideration all of the uncertainties related to drug development and our industry, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

We may be unable to sell certain state tax benefits in the future and if we are unable to do so, it would eliminate a source of financing that we have relied on in the past.

      At July 31, 2003, we had federal net operating loss carryforwards of approximately $39,600,000 that expire from 2004 to 2023. We also had research and experimentation tax credit carryforwards of approximately $1,186,000 that expire from 2004 to 2023. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. The aggregate amount of tax benefits that New Jersey allows corporations to sell each state fiscal year (July 1st through June 30th) is determined annually and if New Jersey reduces such aggregate amount in any fiscal year we may be unable to sell some or all of our available tax benefits as we have in the past. In addition, there is a limited market for these types of sales and we may not be able to find someone to purchase our tax benefits for a reasonable price. Our historical results of operations have been improved by our sale of tax benefits and if we continue to generate a limited amount of revenue and are unable in the future to sell our tax benefits, our results of operations will be negatively impacted.

      For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted us to only sell approximately $261,000. We received approximately $222,000 from the sale of the $261,000 of tax benefits, which we recognized as tax benefits for the nine months ended April 30, 2004. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we had approximately $1,373,000 in total available tax benefits that were saleable; of which New Jersey permitted us to only sell approximately $273,000. We received approximately $229,000 from the sale of the $273,000 of tax benefits, which we recognized as tax benefits for the nine months ended April 30, 2003.

      If still available under New Jersey law, we will attempt to sell the remaining $1,117,000 of our tax benefits, between July 1, 2004 and June 30, 2005. This amount, which is a carryover of our remaining tax benefits from state fiscal year 2004, may increase if we incur additional tax benefits during state fiscal year 2005. We can not estimate, however, what percentage of our sellable tax benefits New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

We cannot predict how long it will take us nor how much it will cost us to complete our Phase III trial because it is a survival study and we are still in patient enrollment in part two of this Phase III trial.

      We currently have ongoing a two-part Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the clinical trial has been completed and the second, confirmatory part is still ongoing for which patient enrollment is expected to be completed by the end of this year. The primary endpoint of the Phase III clinical trial is survival, which tracks the length of time patients enrolled in the study live. According to the protocol, a sufficient number of patient deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. Since it is impossible to predict with certainty when these terminal events in the Phase III trial will occur, we do not have the capability of reasonably determining when a sufficient number of deaths will occur, nor when we will be able to file for marketing registrations with the FDA and EMEA.

      In addition, clinical trials are very costly and time consuming. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment, could delay achieving a sufficient number of deaths required for statistical analyses and increase its costs which could delay the commercial sale of ONCONASE(R).

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the type, complexity and novelty of the product. We cannot apply for FDA or EMEA approval to market ONCONASE(R) until the clinical trials and all other registration requirements have been completed.

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs and will not generate product revenue.

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the level of complexity and novelty of the product. Drugs in late stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through initial clinical testing. While limited trials with our product have produced certain favorable results, we cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the company may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we cannot apply for FDA or EMEA approval to market ONCONASE(R) until pre-clinical and clinical trials have been completed. Several factors could prevent the successful completion or cause significant delays of these trials including an inability to enroll the required number of patients or failure to demonstrate the product is safe and effective in humans. Also if safety concerns develop, the FDA and EMEA could stop our trials before completion.

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

      We may not market or sell any product for which we have not obtained regulatory approval. We cannot assure that the FDA or other regulatory agencies will ever approve the use of our products that are under development. Even if we receive regulatory approval, such approval may involve limitations on the indicated uses for which we may market our products. Further, even after approval, discovery of previously unknown problems could result in additional restrictions, including withdrawal of our products from the market.

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

      We do not have the required manufacturing facilities to manufacture our products. We presently rely on third parties to perform certain of the manufacturing processes for the production of ONCONASE(R) for use in clinical trials. Currently, we contract with Scientific Protein Labs for the manufacturing of ranpirnase (protein drug substance) from the oocytes, or the unfertilized eggs, of the Rana pipiens frog, which is found in the Northwest United States and is commonly called the leopard frog. We contract with Ben Venue Corporation for the manufacturing of ONCONASE(R) and with Cardinal Health for the labeling, storage and shipping of ONCONASE(R) for clinical trial use. We utilize the services of these third party manufacturers solely on an as needed basis with terms and prices customary for our industry.

      Our use of manufacturers for ranpirnase and ONCONASE(R)have been approved by the FDA. We have identified substantial alternative service providers for the manufacturing services for which we contract. In order to replace an existing service provider we must amend our IND to notify the FDA of the new manufacturer. Although the FDA generally will not suspend or delay a clinical trial as a result of replacing an existing manufacturer, the FDA has the authority to suspend or delay a clinical trial if, among other grounds, human subjects are or would be exposed to an unreasonable and significant risk of illness or injury as a result of the replacement manufacturer.

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

      We currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we expect to rely on established third party strategic partners to perform these functions. For example, if we are successful in our Phase III clinical trials with ONCONASE(R), and are granted marketing approval for the commercialization of

ONCONASE(R), we will be unable to introduce the product to market without establishing a marketing collaboration with a pharmaceutical company with those resources. If we establish relationships with one or more biopharmaceutical or other marketing companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all. Further, it is likely that we will have limited or no control over the manner in which product candidates are marketed or the resources devoted to such markets.

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

      We do not have employment contracts with Kuslima Shogen or any of our other management and scientific personnel.

Our proprietary technology and patents may offer only limited protection against infringement and the development by our competitors of competitive products.

      We currently co-own two patents with the United States government that expire in 2016. We also own ten United States patents outright with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016 and one Japanese patent that expires in 2010. In addition, we have patent applications that are pending in the United States, Europe and Japan. We do not license patent rights from any domestic or international companies or institutions. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation, legal actions or negotiations regarding patent issues.

Developments by competitors may render our products obsolete or non-competitive.

      In February 2004, the Food and Drug Administration granted Eli Lilly & Company approval to sell its Alimta(R) medication as an orphan drug to treat patients with pleural mesothelioma. Alimta is a multi-targeted antifolate that is based upon a different mechanism of action than ONCONASE(R). To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R). However, there may be other companies, universities, research teams or scientists who are developing products to treat the same medical conditions our products are intended to treat. Eli Lilly is, and some of these other companies, universities, research teams or scientists may be more experienced and have greater clinical, marketing and regulatory capabilities and managerial and financial resources than we do. This may enable them to develop products to treat the same medical conditions our products are intended to treat before we are able to complete the development of our competing product.

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

We may be sued for product liability.

      Our business exposes us to potential product liability that may have a negative effect on our financial performance and our business generally. The administration of drugs to humans, whether in clinical trials or commercially, exposes us to potential product and professional liability risks which are inherent in the testing, production, marketing and sale of new drugs for humans. Product liability claims can be expensive to defend and may result in large judgments or settlements against us which could have a negative effect on our financial performance and materially adversely affect our business. We maintain product liability insurance to protect our products and product candidates in amounts customary for companies in businesses that are similarly situated, but our insurance coverage may not be sufficient to cover claims. Furthermore, liability insurance coverage is becoming increasingly expensive and we cannot be certain that we will always be able to maintain or increase our insurance coverage at an affordable price or in sufficient amounts to protect against potential losses. A product liability claim, product recall or other claim, as well as any claim for uninsured liabilities or claim in excess of insured liabilities, may significantly harm our business and results of operations. Even if a product liability claim is not successful, adverse publicity and time and expense of defending such a claim may significantly interfere with our business.

If we are unable to obtain favorable reimbursement for our product candidates, their commercial success may be severely hindered.

      Our ability to sell our future products may depend in large part on the extent to which reimbursement for the costs of our products is available from government entities, private health insurers, managed care organizations and others. Third-party payors are increasingly attempting to contain their costs. We cannot predict actions third-party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. Reduced or partial reimbursement coverage could make our products less attractive to patients, suppliers and prescribing physicians and may not be adequate for us to maintain price levels sufficient to realize an appropriate return on our investment in our product candidates or compete on price.

      In some cases, insurers and other healthcare payment organizations try to encourage the use of less expensive generic brands and over-the-counter, or OTC, products through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of a prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could have a negative effect on our product revenues and profitability.

      Many managed care organizations negotiate the price of medical services and products and develop formularies for that purpose. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic or OTC products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

      The competition among pharmaceutical companies to have their products approved for reimbursement may also result in downward pricing pressure in the industry or in the markets where our products will compete. We may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices for our products. Any decline in our average selling prices would also reduce our gross margins.

      In addition, managed care initiatives to control costs may influence primary care physicians to refer fewer patients to oncologists and other specialists. Reductions in these referrals could have a material adverse effect on the size of our potential market and increase costs to effectively promote our products.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

      There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

Our stock is thinly traded and you may not be able to sell our stock when you want to do so.

      There has been no established trading market for our common stock since the stock was delisted from Nasdaq in April 1999. Since then our common stock has been quoted on the OTC Bulletin Board, and is currently thinly traded. Over the past three years, the weekly trading volume was as low as 4,160 shares per week and as high as 706,280 shares for any week in such period. You may be unable to sell our common stock when you want to do so if the trading market continues to be limited. We intend to reapply for Nasdaq SmallCap Market listing as soon as all listing criteria are met.

The price of our common stock has been, and may continue to be, volatile.

      The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by Nasdaq and the OTC Bulletin Board has fluctuated from a low of $0.18 to a high of $10.07. The market price of our common stock could be impacted by a variety of factors, including:

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

Events with respect to our share capital could cause the price of our common stock to decline.

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares or sale, could adversely affect the price of our common stock. We had 32,499,362 shares of common stock outstanding as of May 31, 2004. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of May 31, 2004:

o Options. Stock options to purchase 2,765,695 shares of our common stock at a weighted average exercise price of approximately $2.27 per share.

o Warrants. Warrants to purchase 9,676,522 million shares of our common stock at a weighted average exercise price of approximately $2.82 per share.

o Convertible Notes. Notes which will convert into 3,319,402 shares of our common stock at an average conversion price of $0.26 per share and warrants which are convertible into 3,860,424 shares of our common stock at an exercise price of $1.00 per share.

      The shares of our common stock that may be issued under the options, warrants and upon conversion of the notes are currently registered with the SEC or are eligible for sale without any volume limitations pursuant to Rule 144(k) under the Securities Act.

Our incorporation documents may delay or prevent (i) the removal of our current management or (ii) a change of control that a stockholder may consider favorable.

      We are currently authorized to issue 1,000,000 shares of preferred stock. Our Board of Directors is authorized, without any approval of the stockholders, to issue the preferred stock and determine the terms of the preferred stock. This provision allows the board of directors to affect the rights of stockholders, since the board of directors can make it more difficult for common stockholders to replace members of the board. Because the board of directors is responsible for appointing the members of our management, these provisions could in turn affect any attempt to replace current management by the common stockholders. Furthermore, the existence of authorized shares of preferred stock might have the effect of discouraging any attempt by a person, through the acquisition of a substantial number of shares of common stock, to acquire control of our company. Accordingly, the accomplishment of a tender offer may be more difficult. This may be beneficial to management in a hostile tender offer, but have an adverse impact on stockholders who may want to participate in the tender offer or inhibit a stockholder's ability to receive an acquisition premium for his or her shares.

The ability of our stockholders to recover against Armus Harrison & Co., or AHC, may be limited because we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in this prospectus, nor have we been able to obtain AHC's consent to the use of such report herein.

      Section 11 of the Securities Act of 1933 (the "Securities Act") provides that any person acquiring a security pursuant to a registration statement may assert a claim against every accountant who has with its consent been named as having prepared or certified any part of the registration statement, or as having prepared or certified any report or valuation that is used in connection with the registration statement, if that part of the registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading (unless it is proved that at the time of such acquisition such acquiring person knew of such untruth or omission).

      In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in this registration statement of which this prospectus is a part nor have we been able to obtain AHC's consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 11 of the Securities Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 11 of the Securities Act for any purchases of the Company's Common Stock pursuant to this registration statement. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC's dissolution in 1996.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures.

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2004, the end of the period covered by this report (the evaluation date). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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

      From February 2004 through April 7, 2004, we issued an aggregate 1,468,393 shares of restricted common stock and five-year warrants to purchase 1,918,393 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $514,597 by unrelated parties.

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

3.7         By-Laws (incorporated by reference to Exhibit 3.4 to Registration
            Statement on Form S-1, File No. 333-111101, filed on December 11,
            2003)                                                                             *

10.18       Form of Securities Purchase Agreement used in May 2004 private placement with Knoll Capital Fund II, Europa International, Inc. and
            Clifford and Phyllis Kalista JTWROS (incorporated by reference to
            Exhibit 4.3 to Registration Statement on Form S-1, File No.
            333-112865, filed on May 18, 2004)                                                *

                                                                                       Exhibit No. or
Exhibit                                                                               Incorporation by
  No.                                  Item Title                                         Reference
  ---                                  ----------                                         ---------
10.19       Form of Registration Rights Agreement used in May 2004 private                    *
            placement with Knoll Capital Fund II, Europa International, Inc. and
            Clifford and Phyllis Kalista JTWROS (incorporated by reference to
            Exhibit 4.4 to Registration Statement on Form S-1, File No.
            333-112865, filed on May 18, 2004)

10.20       Form of Warrant Certificate issued on May 11, 2004 to Knoll Capital
            Fund II, Europa International, Inc. and Clifford and Phyllis Kalista
            JTWROS (incorporated by reference to Exhibit 4.5 to Registration
            Statement on Form S-1, File No. 333-112865, filed on May 18, 2004)                *

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

+     Filed herewith.

      (b) Reports on Form 8-K.

      On February 2, 2004, we filed a report on Form 8-K which reported under
Item 5 thereof that we completed a private placement to an institutional investor resulting in the issuance of 379,170 shares of common stock at a price of $3.96 per share and warrants to purchase an additional 189,585 shares of common stock at an exercise price of $4.75 per share. We received gross proceeds of $1,500,000 from such private placement.

      On March 8, 2004, we filed a report on Form 8-K which reported under Item 5 thereof the appointment of Andrew P. Savadelis as our Chief Financial Officer and Senior Vice President of Finance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALFACELL CORPORATION
                                            (Registrant)


June 14, 2004                           /s/ Andrew P. Savadelis
                                        -----------------------------------
                                        Chief Financial Officer (Principal
                                        Financial Officer and Chief Accounting
                                        Officer)