Form 10-K
period 2004-07-31
ALFACELL CORP
filed 2004-10-14
CIK 708717

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        July 31, 2004                                             0-11088
 For the fiscal year ended                                Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2369085
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           225 Belleville Avenue, Bloomfield, New Jersey    07003
              (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:           (973) 748-8082

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on January 31, 2004 was approximately $128,365,000. As of October 8, 2004 there were 34,980,314 shares of common stock, par value $.001 per share, outstanding.

                       Documents Incorporated by Reference

      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of the Stockholders scheduled to be held on January 27, 2005, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

                               Table of Contents

PART I                                                                  Page
                                                                        ----

   Item  1.   Business                                                     3

   Item  2.   Properties                                                  16

   Item  3.   Legal Proceedings                                           16

   Item  4.   Submission of Matters to a Vote of Security Holders         16

PART II

   Item  5.   Market for Common Equity and Related Stockholder Matters    16

   Item  6.   Selected Financial Data                                     18

   Item  7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         19

   Item  7A.  Quantitative and Qualitative Disclosure About Market Risk   32

   Item  8.   Financial Statements and Supplementary Data                 32

   Item  9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                      32

   Item 9A.   Controls and Procedures                                     32

PART III

   Item 10.   Directors and Executive Officers of the Registrant          33

   Item 11.   Executive Compensation                                      33

   Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                              33

   Item 13.   Certain Relationships and Related Transactions              33

   Item 14.   Principal Accounting Fees and Services                      33

PART IV

   Item 15.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                         33

The following trademarks appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for the anti-cancer indications; Alimta(R) and Gemzar(R) are registered trademarks of Eli Lilly; Navelbine(R) is a registered trademark of Glaxo Smith Kline.

All information on this Form 10-K is as of October 14, 2004 and we undertake no obligation to update this information.

We maintain a website at www.alfacell.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Alfacell, its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 973-748-8082, through an e-mail request from our website at www.alfacell.com/info.htm, or through the SEC's website by clicking the direct link from our website at www.alfacell.com/investinfo.htm or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within five business days of such material change or waiver. We intend to make the Code of Business Conduct available on our website at www.alfacell.com. Although our Board of Directors has not established a nominating committee, our formal nominating procedures will be described in our definitive proxy statement for the Annual Meeting of Stockholders to be held on January 27, 2005. In addition, copies of such documents are available to our shareholders upon request either by contacting our Investor Relations Department at 973-748-8082 or through an e-mail request from our website at www.alfacell.com/info.htm.

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

                                     Part I

Item 1. BUSINESS.

Overview

      Alfacell Corporation is a biopharmaceutical company primarily engaged in the discovery and development of a new class of therapeutic drugs for the treatment of cancer and other pathological conditions. Based on our proprietary Ribonuclease, or RNase, which is a type of biological enzyme that splits RNA molecules and is the basis of our technology platform, our drug discovery and development program consists of novel therapeutics developed from amphibian ribonucleases. These are very basic RNA enzymes which play important roles in nature in the development of an organism's cells and in cell functions. RNA is an essential bio-chemical cellular component necessary to support life. There are various types of RNA, all of which have specific functions in a living cell. They help control several essential biological activities, namely, regulation of cell proliferation, maturation, differentiation and cell death. Therefore, they are ideal candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic, or programmed cell death, properties. We have co-sponsored and been a key participant in the International Ribonuclease Meetings which are held every three years.

      ONCONASE(R), our trademark name for our lead product, is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which patient enrollment is expected to be completed in the first quarter of 2005. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of when we will be able to file for marketing registrations in the US and EU is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur. We have also conducted other randomized and non-randomized trials with patients with advanced stages of solid tumors in other types of cancers.

      ONCONASE(R), unlike most cancer drugs that attack all cells regardless of their phenotype, malignant versus normal, and produce a variety of severe toxicities, is not an indiscriminate cytotoxic, or cell killing agent, but rather, its activity is controlled through unique and specific molecular mechanisms. ONCONASE(R) affects primarily exponentially growing malignant cells. ONCONASE(R) is a novel amphibian ribonuclease, unique among the superfamily of pancreatic ribonuclease that has been isolated from the eggs of the Rana pipiens frog, commonly called the leopard frog. We have determined that, thus far, ranpirnase, the generic name of ONCONASE(R), is the smallest known protein belonging to the superfamily of pancreatic ribonuclease and has been shown, on a molecular level, to re-regulate the unregulated growth and proliferation of cancer cells.

      In December 2002, we received Fast Track Designation from the FDA for ONCONASE(R) for the treatment of malignant mesothelioma. Fast Track Designation is an FDA program designed to expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs. In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. Orphan Medicinal Product Designation is a program designed to provide marketing, protocol and other incentives for pharmaceutical companies to develop and market products in the European Community that address life threatening or very serious conditions that affect not more than 5 in 10,000 persons in the European Community. Orphan designation in Europe entitles the Company to 10 years of marketing exclusivity, reduced filing fees and regulatory guidance from the EMEA.

      These FDA and EMEA designations for ONCONASE(R) may serve to expedite its regulatory review, assuming the clinical trials yield a positive result. Future clinical trials, however, may not demonstrate that ONCONASE(R) is effective. Thus, our applications for FDA or EMEA approval to market ONCONASE(R), which are dependent upon the success of our clinical trials, may be affected. The efficacy and safety of ONCONASE(R) for malignant mesothelioma will ultimately be determined by the FDA. In the interim, our Fast Track Designation allows us to continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the NDA to obtain marketing approval for ONCONASE(R), based on the assumption that the clinical trials will continue to yield favorable results.

      Our drug discovery program forms the basis for the development of specific recombinant RNases for chemically linking drugs and other compounds such as monoclonal antibodies, growth factors, etc. and gene fusion products with the goal of targeting various molecular functions. This program provides for joint design and generation of new products with outside partners. We may own these new products along with a partner(s), or we may grant an exclusive license to the collaborating partner(s).

      We have established a number of scientific collaborations with academic and research institutions including the National Cancer Institute, or NCI that are designed to develop new therapeutic applications for ONCONASE(R). One collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. These results were presented by the NCI investigators at the 2002 Ribonuclease Meeting in Bath, England. The NCI has undertaken the manufacturing of RN321 (the conjugate) according to Good Manufacturing Practices, or GMP regulations in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with RN321. Currently, the NIH has produced RN321 clinical grade like material. Clinical grade production of RN321 and Investigational New Drug Application, or IND, directed toxicology studies will require further approval from the Drug Development Group of the NIH prior to commencing human clinical trials.

      We have also discovered another series of proteins, collectively named amphinases that may have therapeutic uses. These proteins are bioactive in that they have an effect on living cells and organisms and have both anti-cancer and anti-viral activity. All of the proteins characterized to date are RNases. These products are currently undergoing preclinical testing. We are currently in discussions with potential pharmaceutical partners for the development of these new compounds as conjugates and fusion proteins.

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

      We have entered into a collaborative agreement (anti-viral screening, non-SARS) with the National Institute of Allergy and Infectious Diseases, or NIAID in which five potential drug candidates (natural and genetically engineered) are under evaluation against various RNA viruses.

      Our research and development collaboration with Wyeth Pharmaceuticals is ongoing to develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our technology. This collaboration may result in a licensing agreement between the companies, however; there is no assurance that such an agreement will be reached.

      We have signed confidentiality agreements and have entered into discussions and due diligence with a number of companies for US or non-US marketing rights for ONCONASE(R) and for out-licensing some of our early drug candidates.

      We are engaged in the research, development and clinical trials of our products both independently and through research collaborations. We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. These funds provide us with the resources to acquire staff, facilities, capital equipment, finance our technology, product development, manufacturing and clinical trials. We have incurred losses since inception and to date we have not consummated any licensing, marketing or development arrangements. Presently, our cash balance is sufficient to fund our expanded operations through October 31, 2005 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for an NDA filing and other ongoing operations of the company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

Research and Development Programs

      Research and development expenses for the fiscal years ended July 31, 2004, 2003, and 2002 were $3,353,000, $1,700,000, and $2,033,000, respectively.
Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Because ribonucleases have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and programmed cell death, known as apoptosis, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including viral and autoimmune diseases that require anti-proliferative and pro-apoptotic properties.

Technology Platform and Pipeline

      Using ribonucleases as therapeutics is a relatively new approach to drug development. The use of these proteins to re-regulate the unregulated growth and proliferation of cancer cells is unlike most cancer drugs that attack all cells regardless of their phenotype, malignant versus normal, and produce a variety of severe toxicities.

      ONCONASE(R) and related drug candidates are not indiscriminate cytotoxic, or cell killing, agents, but rather, their activity is controlled through unique and specific molecular mechanisms. They affect primarily exponentially growing malignant cells.

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

Apoptosis

      Apoptosis, or programmed cell death, is essential for the proper development of embryos and of many body systems, including the central nervous system, immune regulation and others. Apoptosis is required to accommodate the billions of new cells produced daily by our bodies and to eliminate aged or damaged cells. Abnormal regulation of the apoptosis process can result in disease. For example, cancer, autoimmune disorders and many viral infections are associated with inhibited apoptosis or programmed death of cells occurring too slowly. Conversely, HIV is associated with increased apoptosis or programmed death of cells occurring too rapidly. The process of programmed cell death is genetically regulated. We believe that we are the first company to discover and develop a novel family of primordial "regulatory" proteins that have been shown to play a fundamental role in this regulatory process.

ONCONASE(R) (ranpirnase) Pro-Apoptotic Mechanisms

      The molecular mechanisms were identified which determine the apoptotic cell death induced by ranpirnase. tRNA, rRNA and mRNA are all different types of RNA with specific functions in a living cell. Ranpirnase preferentially degrades tRNA, leaving rRNA and mRNA apparently undamaged. The RNA damage induced by ranpirnase appears to represent a "death signal", or triggers a chain of molecular events culminating in the activation of proteolytic enzyme cascades which, in turn, induces disintegration of the cellular components and finally leads to cell death. It has been shown that there is a protein synthesis inhibition-independent component, which, together with the changes induced by the protein synthesis inhibition, results in tumor cell death.

      Many cancer cells become resistant to most types of cancer treatment, including chemotherapy, radiation and monoclonal antibodies. Overcoming resistance to chemotherapy remains a major challenge for cancer therapy. ONCONASE(R) has been shown to overcome multiple drug resistance or prevent resistance to cancer therapy, thereby dramatically increasing the sensitivity of certain cancer cells to chemotherapy and radiation therapy.

      It remains unknown whether or not ONCONASE(R) targets and binds preferentially to tumor cells, rather than normal cells of the respective tissues. It is possible that there is no differential targeting and/or binding, but that tumor cells are more susceptible to the cytostatic (suppresses cancer cells from further dividing) and cytotoxic (kills cancer cells) effects of ONCONASE(R). The cytostatic effects are manifested by the inhibition of progression in the cell cycle. These effects have been associated with induction of parallel differentiation and apoptosis. The cytostatic and differentiation-inducing effects are reflected in the stabilization of previously progressive tumors observed in our clinical trials.

Clinical Studies and Preclinical Development of ONCONASE(R)

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

      We have collaborated with NIH, NCI and The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center, and have developed a considerable body of knowledge in RNase technology and novel RNase-based therapeutics. ONCONASE(R) has demonstrated a broad spectrum of anti-tumor activity in vitro, or studies of tumor cell lines in laboratory vessels, and was determined to kill cancer cells and therefore was judged to be "active" in the NCI Cancer Screen.

      In vitro and in vivo studies showed both cytostatic (suppresses cancer cells from further dividing) and cytotoxic (kills cancer cells) antitumor activity when used as a single agent and in combination with other agents.

In Vitro

      ONCONASE(R), in combination with other drugs has been shown to be synergistic, which means that the effect of ONCONASE(R) when given in combination with other drugs is greater than if the drugs were given alone. The combination of ONCONASE(R) and tamoxifen, an anti-cancer drug, resulted in a significant cell kill in pancreatic, prostate, and ovarian tumor cell lines as compared to each drug alone. Similar results were found with respect to the following:

      o     ONCONASE(R) + phenothiazine for non-small cell lung cancer;

      o ONCONASE(R) + lovastatin in pancreatic, ovarian, and two types of non-small cell lung cancer;

      o     ONCONASE(R) + cisplatin in ovarian cancer;

      o     ONCONASE(R) + all-trans-retinoic acid in glioma (brain) cancer;

      o     ONCONASE(R) + vincristine in colorectal cancer and ;

      o ONCONASE(R) + doxorubicin in breast cancer including resistant variants, malignant mesothelioma.

In Vivo Anti-Cancer Activity

      ONCONASE(R) as a Single Agent

      ONCONASE(R), as a single agent has shown in vivo anti-tumor activity in several mouse models of solid tumors. The following are all examples of the effect of ONCONASE(R) on various types of human cancer cells in mouse models:

      o In the human squamous A-253 carcinoma and the NIH-OVCAR-3 ovarian adenocarcinoma models, ONCONASE(R) has produced prolonged survival and delayed time to development of ascites (fluid in the abdomen), respectively.

      o In mice bearing M109 Madison lung carcinoma cells, time to appearance of ascites and survival were significantly prolonged in ONCONASE(R) treated animals as compared to controls. Several histologically (microscopic study of cells) confirmed cures were noted.

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

      ONCONASE(R) in Combination With Other Agents

   Based on in vivo results, ONCONASE(R) in combination with the following known and approved anti-cancer agents has been evaluated by us, in collaboration with the NCI:

      o     vincristine

      o     doxorubicin

      o     tamoxifen

      When used in combination with vincristine, ONCONASE(R) prolonged the survival of nude mice bearing vincristine-resistant, HT-29 human colorectal carcinomas, a type of cancer cell, transfected with mdr-1 gene, a multiple drug resistant gene. These NCI results demonstrated that ONCONASE(R) can restore the sensitivity of resistant tumor cells to chemotherapy.

      NCI experiments in nude mice transplanted intravenously with human breast carcinoma cells treated with the combination of ONCONASE(R) and doxorubicin have shown significantly prolonged survival. Tumor growth was significantly inhibited as demonstrated by a decrease in the number of pulmonary metastases, or disseminated lesions in the lung, present at the time of sacrifice.

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

Clinical Trials

Onconase(R) Phase III Randomized Clinical Trials

      We are currently conducting a two-part Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the Phase III trial compares ONCONASE(R) alone to doxorubicin. Doxorubicin has been considered by opinion leaders to be the most effective drug for the treatment of malignant mesothelioma. The second part of the trial compares the combination of ONCONASE(R) and doxorubicin versus doxorubicin alone. The trial is an open label, centrally randomized, controlled study. The patient enrollment for the first part of the clinical trial has been completed and the trial is on-going. The second part is currently in the enrollment stage and is being conducted in the United States, Europe, Canada and Australia.

      Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA, to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial yields favorable results.

Phase III Single Agent Results

      An interim subset analysis of the results of this Phase III clinical trial according to the Cancer Adult Leukemia Group B, or CALGB, prognostic groups revealed a marked excess of poor prognosis patients (groups 5 and 6) in the ONCONASE(R) arm of the trial (32 patients or 38.1% of the patients treated with ONCONASE(R)) as compared to the doxorubicin arm of the trial (12 patients or 17% of the patients treated with doxorubicin). By excluding these patients and the 10 patients whose central pathology review did not confirm a diagnosis of malignant mesothelioma (N=5) from the 154 intent-to-treat patients, we defined a target treatment group, or TTG, consisting of 104 patients who met the criteria for CALGB prognostic groups 1-4. Of these patients, 47 were treated with ONCONASE(R) and 57 were treated with doxorubicin. The single agent Phase III results of the TTG showed a median survival benefit, or MST, of 2 months for ONCONASE(R) treated patients, 11.6 months versus 9.6 months.

      This two month median survival difference favoring ONCONASE(R) represents a 20% advantage over the active agent, doxorubicin. Moreover, the clinical activity of ONCONASE(R) is also evident from the overall 1-year and 2-year survival rates of ONCONASE(R) versus doxorubicin, 46.8% versus 38.6% and 20.2% versus 12.3%, respectively. Doxorubicin treatment was associated with a 60% higher risk of death compared to ONCONASE(R) treatment. Tumor assessment by an independent radiologist for evaluable patients (had a baseline and follow-up radiological assessment) revealed evidence of objective clinical activity in 17 patients in each treatment arm. Four partial responses and 13 stabilization of previously progressive disease were reported in the ONCONASE(R) treated patients and 7 partial responses and 10 stabilization of previously progressive disease were reported in the doxorubicin treated patients. Despite the small number of patients, the analysis revealed a statistically significant difference, log rank test, p. = 0.037, in survival of the responders favoring ONCONASE(R) treated patients with an MST 23.3 versus 14.4 months for doxorubicin treated patients as well as the 2 year survival rates of 40% for ONCONASE(R) and 9% for doxorubicin. Preliminary results were presented at the 2000 American Society of Clinical Oncologists, or ASCO, meeting.

      These survival advantages were recognized as clinically important in this patient population by opinion leaders and the FDA. Therefore, the FDA has requested confirmation of the survival results in the TTG population in the second part of the ongoing trial.

      In December 2002, we received Fast Track Designation from the FDA for ONCONASE(R) and doxorubicin for the treatment of malignant mesothelioma. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims for drugs that are being developed for a serious or life-threatening disease for which there is an unmet medical need. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. We anticipate to use this designation to reduce the marketing approval timeline for ONCONASE(R).

      In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. Orphan Medicinal Product Designation is a program designed to provide marketing, protocol and other incentives for pharmaceutical companies to develop and market products in the European Community that address life threatening or very serious conditions that affect not more than 5 in 10,000 persons in the European Community. Orphan designation in Europe entitles the Company to 10 years of marketing exclusivity, reduced filing fees and regulatory guidance from the EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

      In part two of the ongoing Phase III trial, interim analyses based on the occurrence of 105 deaths and at 210 deaths are planned. Based upon the results of these analyses, we may be able to file an NDA and an MAA within six months after the completion of the analyses. However, we cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted by the FDA or EMEA.

      Based on Phase II trial results after meeting with the FDA, we had initiated a Phase III trial in patients with advanced pancreatic cancer in 1995. In the Phase II trial, the median survival time of 5.5 months for 47 patients with stage 4 disease and liver involvement treated with the combination of ONCONASE(R) weekly and tamoxifen daily was more than double the median survival of such patients reported in previously published trials treated with a variety of other systemic therapies (published median survival times ranged from 2.0 to 2.5 months). The Phase III trial was a multicenter randomized trial designed to evaluate an ONCONASE(R) and tamoxifen regimen in untreated patients as well as patients who had failed GEMZAR(R), an approved drug for pancreatic cancer. The primary endpoint of both segments of this Phase III trial was survival, however, early survival analyses of both segments did not reveal a significant survival advantage of ONCONASE(R) over the controls. Thus, due to the negative results of the Phase III trial, despite favorable results produced in Phase II, competitive pressures and our inability to accrue qualified patients in the clinical trials, we made a decision that further evaluation of this end-stage patient population was not warranted at that time and our resources were refocused on the ongoing malignant mesothelioma program.

ONCONASE(R) Phase II Clinical Trials

      ONCONASE(R) as a single agent, demonstrated objective clinical activity in 105 patients with uresectable, or inoperable, malignant mesothelioma that included many heavily pretreated patients with refractory tumors, which are tumors that did not readily yield to the treatment. Analysis of the TTG population confirmed the importance of the CALGB prognostic groups and their utility for evaluating systemic therapies in this patient population.

      Of the 105 patients treated, 41 patients, or 39%, reported evidence of clinical activity. Of the patients showing evidence of clinical activity, there were four with partial responses, two with minor responses and 35 showed evidence of stabilization of previously progressive disease. The MST of these patients was 18.5 months and the overall 1-year and 2-year survival rates were 61% and 40.8%, respectively. The results of this trial demonstrated a survival benefit for both newly diagnosed patients and patients who failed prior therapies. The presentation of this data to the FDA resulted in the design of our Phase III malignant mesothelioma trial.

      A multicenter Phase II Broad Eligibility trial designed to evaluate ONCONASE(R) as a single agent has been conducted and results of the findings for patients with non-small cell lung cancer, or NSCLC, and advanced breast cancer were published.

      ONCONASE(R) as a single agent, demonstrated objective clinical activity in patients with advanced NSCLC and breast cancer. The median survival time of 30 patients with advanced NSCLC was greater than that in 19 of 20 regimens when supportive care, a placebo or another single agent was given. Furthermore it was greater than 75% of the reported MSTs in combination chemotherapy trials. The MST and 1 year survival rates of 7.7 months and 27%, respectively, for ONCONASE(R) treated patients compared favorably to 7.2 months and 30% for patients treated with Navelbine(R) (an approved drug for this indication) as a single agent.

      Thirty percent of 17 patients with advanced breast cancer demonstrated objective clinical activity, which included, one partial response, two minor responses, the significant reduction in bone pain in one patient, and the control of uncontrollable malignant fluid in the lungs of another patient.

      A series of pilot Phase II studies to evaluate ONCONASE(R) as a single agent, and ONCONASE(R) and tamoxifen in previously treated patients with unresectable, or inoperable, renal cell cancer were conducted. The results of both the Phase II single agent and ONCONASE(R) and tamoxifen were published. Although the single agent study did not demonstrate evidence of clinical activity, the regimen of ONCONASE(R) and tamoxifen did demonstrate evidence of clinical activity which indicated further evaluation in untreated patients was warranted.

Research And Development Pipeline Of Targeted Therapies

      Our drug discovery program forms the basis for the development of recombinant designer RNases for chemical conjugation and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines, etc. We believe these products can be produced in a cost effective and controlled manufacturing environment.

      This program also provides for joint design and generation of new products with outside partners. We, along with any outside partners, may own these new products jointly, or we may grant an exclusive license to the collaborating partner(s).

Ranpirnase Conjugates and Fusion Proteins

      The concept of targeting potent toxins as effector molecules to kill cancer or other specifically targeted cells has been extensively evaluated over the last two decades. An immunotoxin is an antibody linked to a toxic molecule that is used to destroy specific cells. Several immunotoxins containing bacterial and plant toxins or other biotoxins, have been evaluated in human clinical trials. Efficacy has always been limited due to the high incidence of immunogenicity, or an immune response, and other intolerable toxicities, including death. Conjugation of ranpirnase to targeting ligands, or binding to other molecules, appears to eliminate this safety problem in pre-clinical studies.

      We have established a number of scientific collaborations with academic and research institutions including the NCI. The objective of our collaboration with the NCI is to develop new therapeutic applications for ONCONASE(R). This collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. The relative benefit in killing targeted tumor cells versus non-targeted healthy cells, or the therapeutic index, is greater than 200,000-fold with this conjugate. These "proof-of-concept" results were presented at the 2002 Ribonuclease Meeting in Bath, England. The NCI has undertaken the manufacturing of RN321 (the conjugate) according to Good Manufacturing Practices, or GMP regulations in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with RN321. Clinical grade production of RN321 and Investigational New Drug Application, or IND, directed toxicology studies will require further approval from the Drug Development Group of the NIH prior to commencing human clinical trials.

      Although ranpirnase is active against a variety of human cancers, its activity is not uniform across different tumor types. However, whether the tumor is more or less sensitive to ranpirnase as a single agent, its anti-tumor activity can be greatly augmented by conjugation to different targeting moieties, or groups. One of these moieties is the epidermal growth factor, or EGF, which is a ligand for the EGF receptor often hyperexpressed on malignant cells. The genetically engineered ranpirnase conjugates with EGF (rRNP-EGF) exerted significant anti-tumor activity in human cell types of the head and neck and pancreatic carcinomas, and human D54MG glioblastoma, a cancerous brain tumor cell. Other constructs target tumor blood vessel formation, which could be potentially used in a broad spectrum of solid tumors. They are in pre-clinical evaluation by our European collaborator.

Novel Amphibian Ribonucleases

      All of the proteins characterized to date are RNases. Preclinical testing of the new candidates collectively called amphinases showed them to be similarly active to ranpirnase. Their chemical structure makes them ideal candidates for genetic engineering of designer products.

Research Collaborations

      In addition to the above programs, we are pursuing some programs in collaboration with the NIH, NCI and The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center.

      We have established a number of scientific collaborations with the NIH and NCI. The objective of our collaborations with the NIH and NCI is to develop new therapeutic applications for ONCONASE(R) as well as other drug candidates.

      The multiple effects of biological activity of ONCONASE(R) led to research in other areas of cancer biology. Two important areas associated with significant market opportunities are radiation therapy and control of tumor angiogenesis, or new tumor blood vessel formation. Many types of cancers undergo radiation therapy at early stages of the disease; however, success of such treatment is often limited. We believe any agent capable of enhancing tumor radiosensitivity has great market potential. Moreover, since the growth of essentially all types of cancer is dependent on new blood vessel formation, any agent that has anti-angiogenic activity, we believe, is most desirable.

Evaluation Of ONCONASE(R) As A Radiation Enhancer

      The p53 gene is a tumor-suppressor gene meaning that if it malfunctions, tumors will develop. Published studies have demonstrated that ONCONASE(R) causes an increase in both tumor blood flow and in median tumor oxygen partial pressure causing tumor cells to become less resistant to radiation therapy regardless of the presence or absence of the functional p53 tumor-suppressor gene. We believe these findings further expand the profile of ONCONASE(R) in vivo activities and its potential clinical utility and market potential.

      The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center will further evaluate ONCONASE(R) in combination with radiation and cisplatin, an anti-cancer drug, in human lung adenocarcinoma, a form of lung cancer, in a series of animal models as well as look at the effects of

ONCONASE(R) in the inhibition of sub-lethal damage repair (SLDR) and potentially lethal damage repair (PLDR) in human lung carcinoma cells.

ONCONASE(R) As a Resistance-Overcoming and  Apoptosis-Enhancing Agent

      The Fas (CD95) cell surface receptor (and its Fas ligand FasL) has been recognized as an important "death" receptor involved in the induction of the "extrinsic" pathway of apoptosis. The apoptotic pathways have been the preferred target for new drug development in cancer, autoimmune, and other therapeutic areas.

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

Evaluation Of ONCONASE(R) As An Anti-Viral Agent

      A collaborative agreement (anti-viral screening, non-SARS) with the National Institute of Allergy and Infectious Diseases, or NIAID, has yielded positive results, which have been confirmed with one of our amphinases. Further evaluation of this potential therapeutic is ongoing.

      The ribonucleolytic activity was the basis for testing ONCONASE(R) as a potential anti-viral agent against HIV. The NIH has performed an independent in vitro screen of ONCONASE(R) against the HIV virus type 1. The results showed ONCONASE(R) to inhibit replication of HIV by up to 99.9% after a four-day incubation period at concentrations not toxic to uninfected cells. In vitro findings by the NIH revealed that ONCONASE(R) significantly inhibited production of HIV in several persistently infected human cell lines, preferentially breaking down viral RNA while not affecting normal cellular ribosomal RNA and messenger RNAs, which are essential to cell function.

      Moreover, the NIH, Division of AIDS also screened ONCONASE(R) for anti-HIV activity. ONCONASE(R) demonstrated highly significant anti-HIV activity in the monocyte/macrophage, or anti-viral, system. Ranpirnase may inhibit viral replication at several points during the life cycle of HIV, including its early phases. Ranpirnase may inhibit replication of all different HIV-1 subtypes. These properties of ranpirnase are particularly relevant in view of the extremely high and exponentially increasing rate of mutations of HIV that occur during infection, and which are primarily responsible for the development of resistance to several currently available anti-viral drugs. At present, over 50% of clinical isolates of HIV are resistant to both reverse transcriptase, mechanisms which combat viral replication, and protease inhibitors drugs, a class of anti-viral drugs. An additional 25%, while being sensitive to protease inhibitors, are resistant to RT inhibitor(s) drugs, reverse transcriptase drugs. European collaborators continue to investigate the anti-viral properties of ONCONASE(R). The ribonucleolytic activity of ONCONASE(R) suggested that it might be active against a variety of RNA viruses, including HIV and hepatitis C.

Commercial Collaborations with Pharmaceutical/Drug Delivery Companies

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

Raw Materials

      The major active ingredient derived from leopard frog eggs is the protein ranpirnase. We have sufficient egg inventory on hand to produce enough ONCONASE(R) to complete the current Phase III clinical trial for malignant mesothelioma and supply ONCONASE(R) for up to two years after commercialization. In addition, we can successfully produce ranpirnase by using recombinant technology; however, it may not be more cost effective.

Manufacturing

      We have signed an agreement with Scientific Protein Laboratories, which will perform the intermediary manufacturing process of purifying ranpirnase. We contract with BenVenue Corporation for vial filling and with Cardinal Health for the labeling, storage and shipping of ONCONASE(R) during the Phase III trial period. Other than these arrangements, we do not have specific arrangements for the manufacture of our product. Products manufactured for use in Phase III clinical trials and for commercial sale must be manufactured in compliance with Current Good Manufacturing Practices. Scientific Protein Laboratories, BenVenue Corporation and Cardinal Health all manufacture in accordance with Current Good Manufacturing Practices. For the foreseeable future, we intend to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture our product. We believe, however, that there are substantial alternative service providers for the services for which we contract. Because we have not yet received drug approval, we utilize the services of these third party manufacturers solely on an as needed basis with prices and terms customary for companies in businesses that are similarly situated. In order to replace an existing manufacturer, we must amend our Investigational New Drug application to notify the FDA of the new manufacturer. We are dependent upon our contract manufacturers to comply with Current Good Manufacturing Practices and to meet our production requirements. It is possible that our contract manufacturers may not comply with Current Good Manufacturing Practices or deliver sufficient quantities of our products on schedule.

Marketing

      We do not plan to market our products at this time. We have entered into a number of Confidential Disclosure Agreements and have been in discussions with several United States and multinational biopharmaceutical companies for the selection of suitable marketing partners for our lead product ONCONASE(R), our proprietary RNA interference technology pipeline, as well as several patented product candidates.

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

      As the initial step in the FDA regulatory approval process, preclinical studies are conducted in laboratory dishes and animal models to assess the drug's efficacy and to identify potential safety problems. Moreover manufacturing processes and controls for the product are required. The manufacturing information along with the results of these studies is submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program typically involves up to three phases. Data from human trials as well as other regulatory requirements such as chemistry, manufacturing and controls, pharmacology and toxicology sections, are submitted to the FDA in an NDA or Biologics License Application, or BLA. Preparing an NDA or BLA involves considerable data collection, verification and analysis. A similar process in accordance with EMEA regulations is required to gain marketing approval in Europe. Moreover, a commercial entity must be established and approved by the EMEA in a member state of the EU at least three months prior to filing the Marketing Authorization Application, or MAA.

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

Patents and Proprietary Technology

      We have protected our business by applying for, and obtaining, patents and trademark registrations. We have also relied on trade secrets and know-how to protect our proprietary technology. We continue to develop our portfolio of patents, trade secrets, and know how. We have obtained, and continue to apply for, patents concerning our RNase-based technology.

      In addition, we have filed (and we intend to continue to file) foreign counterparts of certain U.S. patent applications. Generally, we apply for patent protection in the United States, selected European countries, and Japan.

      We own the following U.S. patents:

----------------------------------------------------------------------------------------------------------------------------------
       Patent No.            Issue Date                                                                            Expiration **
       ----------            ----------                                                                            -------------

----------------------------------------------------------------------------------------------------------------------------------
       6,423,515 B1          July 2002      covers methodology for synthesizing gene sequences of                   Sept. 2019
                                            ranpirnase and a genetically engineered variant of ranpirnase
----------------------------------------------------------------------------------------------------------------------------------
       6,290,951 B1         Sept. 2001      covers alteration of the cell cycle in vivo, particularly for           Aug. 2018
                                            inducing apoptosis of tumor cells
----------------------------------------------------------------------------------------------------------------------------------
       6,239,257 B1           May 2001      covers a family of variants of ONCONASE(R)                              Dec. 2018
----------------------------------------------------------------------------------------------------------------------------------
       6,175,003 B1          Jan. 2001      covers the genes of ONCONASE(R) and a variant of ONCONASE(R)            Sept. 2019
----------------------------------------------------------------------------------------------------------------------------------
       5,728,805             Mar. 1998      covers a family of variants of ONCONASE(R)                              Mar. 2015
----------------------------------------------------------------------------------------------------------------------------------
       5,595,734             Jan. 1997      covers combinations of ONCONASE(R) with certain other                   Jan. 2014
                                            pharmaceuticals
----------------------------------------------------------------------------------------------------------------------------------
       5,559,212            Sept. 1996      covers the amino acid sequence of ONCONASE(R)                           Sept. 2013
----------------------------------------------------------------------------------------------------------------------------------
       5,540,925             July 1996      covers combinations of ONCONASE(R) with certain other                   July 2013
                                            pharmaceuticals
----------------------------------------------------------------------------------------------------------------------------------
       5,529,775             June 1996      covers combinations of ONCONASE(R) with certain other                   Jan. 2013
                                            pharmaceuticals
----------------------------------------------------------------------------------------------------------------------------------
       4,888,172             Dec. 1989      covers a pharmaceutical produced from fertilized frog eggs              Dec. 2006
                                            (Rana pipiens) and the methodology for producing it
----------------------------------------------------------------------------------------------------------------------------------
       6,649,392 B1*         Nov. 2003      covers a family of recombinant variants of ONCONASE(R)                  Apr. 2016
----------------------------------------------------------------------------------------------------------------------------------
       6,649,393 B1*         Nov. 2003      covers nucleic acids encoding recombinant variants of ONCONASE(R)       Apr. 2016
                                            and methodology for producing such variants
----------------------------------------------------------------------------------------------------------------------------------

      *We own this patent jointly with the U.S. Government.

      We own the following foreign patents in Europe and Japan (European patents are validated in selected European nations):

--------------------------------------------------------------------------------------------------------------------
Patent No.                                                                                             Expiration **
----------                                                                                             -------------

--------------------------------------------------------------------------------------------------------------------
EP 0 440 633           covers ONCONASE(R) and process technology for making it                         Mar. 2009
--------------------------------------------------------------------------------------------------------------------
EP 0 500 589           cover combinations of  ONCONASE(R) with certain other pharmaceuticals           Oct. 2010
JP 2972334
--------------------------------------------------------------------------------------------------------------------
EP 0 656 783           covers combinations of  ONCONASE(R) with certain other pharmaceuticals          July 2013
--------------------------------------------------------------------------------------------------------------------
EP 0 837 878           covers a variant of ONCONASE(R)                                                 June 2016
--------------------------------------------------------------------------------------------------------------------

      **Assumes timely payment of all applicable maintenance fees and annuities; excludes term extensions that do or may apply.

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

Competition

      In February 2004, the Food and Drug Administration granted Eli Lilly & Company approval to sell its Alimta(R) medication as an orphan drug to treat patients with pleural mesothelioma. Alimta(R) is a multi-targeted antifolate that is based upon a different mechanism of action than ONCONASE(R). To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R).

      There may be several companies, universities, research teams or scientists, which are engaged in research similar, or potentially similar to research performed by us. Some of these entities or persons may have far greater financial resources, larger research staffs and more extensive physical facilities. In addition, these entities or persons may develop products that are more effective than ours and may be more successful than us at producing and marketing their products.

      We are not aware, however, of any product currently being marketed that has the same mechanism of action as our proposed anti-tumor agent, ONCONASE(R). Search of scientific literature reveals no published information that would indicate that others are currently employing this method or producing such an anti-tumor agent. However, we cannot assure you that others may not develop new treatments that are more effective than ONCONASE(R).

Employees

      As of September 30, 2004, we have 15 employees, of whom 8 were engaged in research and development activities and 7 were engaged in administration and management. We have 6 employees who hold Ph.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

Item 2. PROPERTIES.

      We lease a total of approximately 17,000 square feet in an industrial office building located in Bloomfield, New Jersey on a month-to-month basis. The monthly rental obligation is $11,333. We believe that the facility is sufficient for our needs in the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

      We are presently not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is listed on the The Nasdaq SmallCap Market, or Nasdaq, and has traded under the symbol "ACEL" since September 9, 2004. As of October 8, 2004, there were approximately 1,112 stockholders of record of our common stock.

      The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2004 and 2003. The prices were obtained from OTCBB and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     High             Low
                                                     ----             ---

          Year Ended July 31, 2004:

               First Quarter                        $4.51           $1.25

               Second Quarter                        5.14            2.65

                                                     High             Low
                                                     ----             ---

               Third Quarter                         9.97            3.70

               Fourth Quarter                       10.07            5.50

          Year Ended July 31, 2003:

               First Quarter                         0.36          $ 0.18

               Second Quarter                        1.01            0.19

               Third Quarter                         0.85            0.39

               Fourth Quarter                        1.45            0.64

      We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

      The following table provides additional information on the Company's equity based compensation plans as of July 31, 2004:

                                                                                             Number of securities
                                                                                            remaining available for
                                         Number of securities to     Weighted-average        future issuance under
                                         be issued upon exercise     exercise price of     equity compensation plans
                                         of outstanding options,   outstanding options,      (excluding securities
             Plan Category                 warrants and rights      warrants and rights     reflected in column a)
             -------------                 -------------------      -------------------     ----------------------
                                                   (a)                      (b)                       (c)
Equity compensation plans approved by
security holders                                2,957,445                 $ 2.95                   9,030,000
Equity compensation plans not approved
by security holders                                55,556 (1)             $ 1.50                       -0-

      (1) In August 2001, we converted $50,000 of our accounts payable into 55,556 shares of common stock. In addition, we issued 55,556 five-year warrants to purchase 55,556 shares of common stock at an exercise price of $1.50 per share.

Recent Sales of Unregistered Securities

      The following is a summary of transactions involving our securities from May 1, 2004 to July 31, 2004. Each of the following was exempt from registrations under Section 4(2) of the Securities Act of 1933, as amended, based upon the fact that each issuance was to an accredited investor. The net proceeds from these transactions were used for general corporate purposes, including the funding of research and development.

      In May 2004, we issued 1,210,654 shares of Common Stock to an existing institutional investor, resulting in gross proceeds of $10,000,000 to us. In addition, the institutional investor was granted five-year warrants to purchase 1,210,654 shares of Common Stock at an exercise price of $12.39 per share. We paid a 5% finder's fee and granted a five-year warrant to purchase 60,533 shares of Common Stock at an exercise price of $12.39 per share to a third party in connection with the private placement.

      In May and June 2004, we issued, an aggregate of 785,000 shares of restricted common stock upon the exercise of warrants by unrelated parties, at per share exercise prices ranging from $0.75 to $1.50. We realized aggregate gross proceeds of $1,051,250 from these exercises.

      In May 2004, we issued 25,000 shares of restricted common stock as payment for services rendered in the amount of $198,500.

      In June 2004, we issued 2,099 restricted shares of common stock as payment of accounts payable in the amount of $9,447.

      From June 2004 through July 15, 2004, we issued an aggregate of 1,574,424 shares of restricted common stock and 1,815,466 shares of common stock underlying five-year warrants with exercise prices ranging from $1.00 to $1.10 per share upon the conversion of notes payable by unrelated parties in an aggregate amount of $413,275.

Issuer Purchases of Equity Securities

      We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2004.

Item 6. SELECTED FINANCIAL DATA.

      Set forth below is the selected financial data for our company for the five fiscal years ended July 31, 2004.

                                                          Year Ended July 31,

                                --------------------------------------------------------------------------
                                        2004           2003           2002           2001           2000
                                        ----           ----           ----           ----           ----
Investment Income               $     42,113    $     9,877    $     4,838    $    13,121    $    51,144

Other Income                              --         30,000             --             --             --

Net Loss (1)                      (5,070,307)    (2,411,532)    (2,591,162)    (2,294,936)    (1,722,298)

Net Loss Per Basic and
Diluted Share                           (.17)          (.10)          (.12)          (.12)          (.10)

Dividends                               None           None           None           None           None

Total Assets                      10,421,063        495,322        228,871        201,609        488,099

Long-term Debt                            --        242,516        315,929         23,663         30,251

Total Equity
(Deficiency)                       8,881,647     (2,491,681)   $(1,885,437)      (740,378)      (131,860)

      (1)   Included in the net loss of $5,070,307, $2,411,532 and $2,591,162 for fiscal years ended July 31, 2004, 2003 and 2002, respectively, are tax benefits of $221,847, $231,357 and $353,732, respectively, related to the sale of certain state tax operating loss carryforwards.

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

      Almost all of our research and development expenses since our inception of $44,954,912 has gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2004, 2003 and 2002 our research and development expenses were $3,353,000, $1,700,000 and $2,033,000, respectively, almost all of which was used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which patient enrollment is expected to be completed in the first quarter of 2005. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of when we will be able to file for marketing registrations in the US and EU is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur.

      We fund the research and development of our products from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. Presently, our cash balance is sufficient to fund our expanded operations at least through October 31, 2005 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

Results of Operations

Fiscal Years Ended July 31, 2004, 2003 and 2002

Revenues

      We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We did not have any sales in fiscal 2004, 2003 and 2002. Investment income for fiscal 2004 was $42,000 compared to $10,000 for fiscal 2003, an increase of $32,000. Investment income for fiscal 2003 was $10,000 compared to $5,000 for fiscal 2002, an increase of $5,000. These increases were due to higher balances of cash and cash equivalents. Other income for fiscal 2003 was related to investigational research we performed for a pharmaceutical company.

Research and Development

      Research and development expense for fiscal 2004 was $3,353,000 compared to $1,700,000 for fiscal 2003, an increase of $1,653,000, or 97%. This increase was primarily due to increases in data management, consulting fees and clinical expenses related to our pivotal Phase III clinical trial for malignant mesothelioma of approximately $1,302,000, sponsored research and development expenses of approximately $236,000, regulatory consulting costs of approximately $142,000, non cash expense related to stock options issued for consulting services of approximately $94,000, offset by a decrease in personnel and insurance expenses of approximately $121,000.

      Research and development expense for fiscal 2003 was $1,700,000 compared to $2,033,000 for fiscal 2002, a decrease of $333,000, or 16.4%. This decrease was primarily due to decreases in regulatory and clinical costs, personnel costs, and a reduction of non-cash expenses relating to stock options issued for consulting services of approximately $236,000, $114,000 and $23,000, respectively. These decreases were partially offset by increases in costs relating to patent and trademark applications for ONCONASE(R) of approximately $40,000.

General and Administrative

      General and administrative expense for fiscal 2004 was $1,578,000 compared to $624,000 for fiscal 2003, an increase of $954,000, or 153%. The increase was due primarily to an increase in non-cash expense related to stock and stock options issued for consulting services associated with business development activities of approximately $402,000, increases in legal, public relations, personnel, insurance, and accounting expenses of approximately $230,000, $109,000, $106,000, $77,000 and $30,000, respectively.

      General and administrative expense for fiscal 2003 was $624,000 compared to $798,000 for fiscal 2002, a decrease of $174,000, or 21.8%. This decrease was primarily due to decreases in costs related to public relations activities, insurance expenses, reduction in non-cash expense relating to stock options issued for consulting services, legal, personnel costs and other miscellaneous office expenses of approximately $71,000, $54,000, $34,000, $10,000 and $5,000, respectively.

Interest

      Interest expense for fiscal 2004 was $403,000 compared to $358,000 in fiscal 2003, an increase of $45,000 or 12.6%. The increase was primarily due to the interest expense on the beneficial conversion feature of the notes payable and its related warrants issued to unrelated parties. The interest expense was based on the value of the warrants using the Black-Scholes options-pricing model, amortized on a straight-line basis over the term of the notes.

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

Income Taxes

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $261,000. We received approximately $222,000 from the sale of the $261,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2004.

      For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we had approximately $1,373,000 in total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $273,000. We received approximately $231,000 from the sale of the $273,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2003.

      For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), we had approximately $1,535,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $426,000. We received approximately $354,000 from the sale of the $426,000 of tax benefits, which we recognized as tax benefits for fiscal 2002.

      If still available under New Jersey law, we will attempt to sell the remaining $1,117,000 of our tax benefits, between July 1, 2004 and June 30, 2005. This amount, which is a carryover of our remaining tax benefits from state fiscal year 2004, may increase if we incur additional tax benefits during state fiscal year 2005. We can not estimate, however, what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

Net Loss

      We have incurred net losses during each year since our inception. The net loss for fiscal 2004 was $5,070,000 as compared to $2,411,000 in fiscal 2003 and $2,591,000 in fiscal 2002. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2004 amounted to $69,045,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have reported net losses of approximately $5,070,000, $2,411,000, and $2,591,000 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. The loss from date of inception, August 24, 1981, to July 31, 2004 amounts to $69,045,000.

      We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, and interest income and financing received from our Chief Executive Officer. During the fiscal year 2004, we had a net increase in cash and cash equivalents of $9,818,000, which resulted primarily from net cash provided by financing activities of $14,886,000, which resulted from $10,736,000 in net proceeds from private placements of common stock and warrants with several institutional investors, $4,158,000 in net proceeds from warrants and stock options exercises and a reduction in short term debt of $9,000, offset by net cash used in operating activities of $5,015,000, principally for research and development activities, and net cash used in investing activities of $54,000. Total cash resources as of July 31, 2004 were $10,148,000 compared to $330,000 at July 31, 2003.

      Our current liabilities as of July 31, 2004 were $1,539,000 compared to $2,744,000 at July 31, 2003, a decrease of $1,205,000. The decrease was primarily due to the payment of accrued payroll of $644,000 and payroll taxes of $241,000, maturity of short-term notes payable of approximately $264,000 and decreased accounts payable and other accrued expenses of approximately $56,000.

The following transactions occurred after July 31, 2004:

      o In September 2004, we issued 320,157 shares of restricted common stock and an aggregate of 420,157 shares of common stock underlying five year warrants with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $112,055.

      o In September 2004, we issued an aggregate of 292,272 shares of restricted common stock upon the exercise of warrants and stock options by a board member and unrelated parties at exercise prices ranging from $0.29 to $1.50 per share. We realized aggregate gross proceeds of $224,054 from these exercises.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through October 14, 2004, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. Presently, our cash balance is sufficient to fund our expanded operations at least through October 31, 2005, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

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

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or SPE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2004, we are not involved in any material unconsolidated SPE transactions.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The accounting policies set forth below have been considered critical because changes to certain judgments, estimates and assumptions could significantly affect our financial statements.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures during the reporting period. Since some of those estimates are subjective and complex, actual results could differ from those estimates.

Research and Development

      Research and development costs are expensed as incurred.

Accounting For Stock-Based Compensation

      Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. We have elected to continue to account for employee stock options using the intrinsic value method under Opinion 25.

      Pursuant to SFAS 123, shares, warrants or options issued in connection with debt financing agreements or to non-employees for services are accounted for based on their fair market value determined using the Black-Scholes option pricing model.

Accounting For Warrants Issued With Convertible Debt

      We account for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is charged to interest expense over the terms of the notes payable. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

Income Taxes

      We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Contractual Obligations and Commercial Commitments

      Our major outstanding contractual obligations relate to our equipment operating lease. Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2004:

                                                     Payments Due by Fiscal Year
                                                     ---------------------------
                                                                     2006 and
                                             Total          2005    Thereafter
                                             -----          ----    ----------

       Research and development            $72,398       $72,398    $      -0-
       Operating lease                      13,100        13,100           -0-
                                           -------       -------    ---------
       Total contractual cash obligations  $85,498       $85,498    $      -0-
                                           =======       =======    =========

                                  RISK FACTORS

      An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-K and our other SEC filings before deciding whether to purchase shares of our common stock. If any of the following risks actually occur, our business and operating results could be harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

      We are a development stage company and since our inception our source of working capital has been public and private sales of our stock. We incurred a net loss of approximately $5,070,000 for the fiscal year ended July 31, 2004. We have continued to incur losses since July 2004. We may never achieve revenue sufficient for us to attain profitability.

      We incurred net losses of approximately $5,070,000, $2,411,000 and $2,591,000 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

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

We need additional financing to continue operations, which may not be available on acceptable terms, if it is available at all.

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the

EMEA. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. In connection with the recent private placement from which we realized $10.0 million in gross proceeds from an institutional investor, we plan to expand our operations in preparing ONCONASE(R) for marketing registrations in the US and outside the US as well as fund our ongoing operations. Presently, our cash balance is sufficient to fund our expanded operations at least through October 31, 2005, based on our expected level of expenditures. However, taking into consideration all of the uncertainties related to drug development and our industry, we continue to seek additional capital financing through the sale of equity in private placements, sale of our tax benefits and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

We may be unable to sell certain state tax benefits in the future and if we are unable to do so, it would eliminate a source of financing that we have relied on in the past.

      At July 31, 2004, we had federal net operating loss carryforwards of approximately $47,326,000 that expire from 2005 to 2024. We also had research and experimentation tax credit carryforwards of approximately $1,426,000 that expire from 2005 to 2024. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits or tax benefits. The aggregate amount of tax benefits that New Jersey allows corporations to sell each state fiscal year (July 1st through June 30th) is determined annually and if New Jersey reduces such aggregate amount in any fiscal year we may be unable to sell some or all of our available tax benefits as we have in the past. In addition, there is a limited market for these types of sales and we may not be able to find someone to purchase our tax benefits for a reasonable price. Our historical results of operations have been improved by our sale of tax benefits and if we continue to generate a limited amount of revenue and are unable in the future to sell our tax benefits, our results of operations will be negatively impacted.

      For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $261,000. We received approximately $222,000 from the sale of the $261,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2004. For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we had approximately $1,373,000 in total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $273,000. We received approximately $231,000 from the sale of the $273,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2003.

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

      We currently have ongoing a two-part Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the clinical trial has been completed and the second, confirmatory part is still ongoing for which patient enrollment is expected to be completed in the first quarter of 2005. The primary endpoint of the Phase III clinical trial is survival, which tracks the length of time patients enrolled in the study live. According to the protocol, a sufficient number of patient deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. Since it is impossible to predict with certainty when these terminal events in the Phase III trial will occur, we do not have the capability of reasonably determining when a sufficient number of deaths will occur, nor when we will be able to file for marketing registrations with the FDA and EMEA.

      In addition, clinical trials are very costly and time consuming. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment, could delay achieving a sufficient number of deaths required for statistical analyses, which therefore may delay the marketing registrations. Although we believe we could modify some of our expenditures to reduce our cash outlays in relation to our clinical trials and other NDA related expenditures, we cannot quantify which or the amount such expenditures might be modified. Hence, a delay in the commercial sale of ONCONASE(R) would increase the time frame of our cash expenditure outflows and may require us to seek additional financing. Such capital financing may not be available on favorable terms or at all.

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the type, complexity and novelty of the product. We cannot apply for FDA or EMEA approval to market ONCONASE(R) until the clinical trials and all other registration requirements have been met.

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

      All statutes and regulations governing the conduct of clinical trials are subject to change by various regulatory agencies, including the FDA, in the future, which could affect the cost and duration of our clinical trials. Any unanticipated costs or delays in our clinical studies would delay our ability to generate product revenues and to raise additional capital and could cause us to be unable to fund the completion of the studies.

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

      Our use of manufacturers for ranpirnase and ONCONASE(R) have been approved by the FDA. We have identified substantial alternative service providers for the manufacturing services for which we contract. In order to replace an existing service provider we must amend our IND to notify the FDA of the new manufacturer. Although the FDA generally will not suspend or delay a clinical trial as a result of replacing an existing manufacturer, the FDA has the authority to suspend or delay a clinical trial if, among other grounds, human subjects are or would be exposed to an unreasonable and significant risk of illness or injury as a result of the replacement manufacturer.

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

      We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016 and one Japanese patent that expires in 2010. We also own patent applications that are pending in the United States, Europe and Japan. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation, legal actions or negotiations regarding patent issues.

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

We may be sued for product liability.

      Our business exposes us to potential product liability that may have a negative effect on our financial performance and our business generally. The administration of drugs to humans, whether in clinical trials or commercially, exposes us to potential product and professional liability risks which are inherent in the testing, production, marketing and sale of new drugs for humans. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance and materially adversely affect our business. We maintain product liability insurance to protect our products and product candidates in amounts customary for companies in businesses that are similarly situated, but our insurance coverage may not be sufficient to cover claims. Furthermore, liability insurance coverage is becoming increasingly expensive and we cannot be certain that we will always be able to maintain or increase our insurance coverage at an affordable price or in sufficient amounts to protect against potential losses. A product liability claim, product recall or other claim, as well as any claim for uninsured liabilities or claim in excess of insured liabilities, may significantly harm our business and results of operations. Even if a product liability claim is not successful, adverse publicity and time and expense of defending such a claim may significantly interfere with our business.

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

      There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 which was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

We have only recently been relisted on the Nasdaq SmallCap Market and our stock is thinly traded and you may not be able to sell our stock when you want to do so.

      From April 1999, when we were delisted from Nasdaq, until September 9, 2004, when we were relisted on the Nasdaq SmallCap Market, there was no established trading market for our common stock. During that time, our common stock was quoted on the OTC Bulletin Board and was thinly traded. There is no assurance that we will be able to comply with all of the listing requirements necessary to maintain relisted on the Nasdaq SmallCap Market. In addition, our stock remains thinly traded and you may be unable to sell our common stock during times when the trading market is limited.

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 34,347,885 shares of common stock outstanding as of July 31, 2004. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of July 31, 2004:

      o Options. Stock options to purchase 2,957,445 shares of our common stock at a weighted average exercise price of approximately $2.95 per share.

      o Warrants. Warrants to purchase 11,371,968 shares of our common stock at a weighted average exercise price of approximately $2.54 per share.

      o Convertible Notes. Notes which will convert into 1,744,978 shares of our common stock at an average conversion price of $0.27 per share and warrants which are convertible into 2,044,978 shares of our common stock at an exercise price of $1.00 per share.

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

The ability of our stockholders to recover against Armus Harrison & Co., or AHC, may be limited because we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in this Form 10-K, nor have we been able to obtain AHC's consent to the use of such report herein.

      Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") provides that any person acquiring or selling a security in reliance upon statements set forth in a Form 10-K may assert a claim against every accountant who has with its consent been named as having prepared or certified any part of the Form 10-K, or as having prepared or certified any report or valuation that is used in connection with the Form 10-K, if that part of the Form 10-K at the time it is filed contains a false or misleading statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading (unless it is proved that at the time of such acquisition such acquiring person knew of such untruth or omission).

      In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in this Form 10-K nor have we been able to obtain AHC's consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 18 of the Exchange Act for any purchases of the Company's Common Stock made in reliance upon statements set forth in this Form 10-K. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC's dissolution in 1996.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As described in the current report on Form 8-K we filed on December 12, 2002, on December 6, 2002, KPMG LLP resigned as our independent registered public accounting firm and was replaced by J.H. Cohn LLP as our independent registered public accounting firm for fiscal 2003. The engagement of J.H. Cohn LLP was approved by our Audit Committee. The reports of KPMG LLP on the financial statements for the two fiscal years prior to their resignation as our independent registered public accounting firm contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that the report on our financial statements for the fiscal years ended July 31, 2002 and 2001 contained a separate paragraph stating that "the Company has suffered recurring losses from operations, has a working capital deficit and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." During our fiscal years ended July 31, 2002 and July 31, 2001 and through December 6, 2002, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

      On December 1, 1993, certain stockholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of J.H. Cohn LLP with respect to our financial statements from inception to July 31, 2004 is based on the report of KPMG LLP from August 1, 1992 to July 31, 2002 and of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 18 of the Exchange Act on the basis of the use of such report in any Form 10-K into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a Form 10-K, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 18 of the Exchange Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our Common Stock or otherwise.

Item 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, the evaluation date. Based upon the evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the three months ended July 31, 2004 or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    Part III

The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on January 27, 2005.

                                     Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)  The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)          Exhibits (numbered in accordance with Item 601 of Regulation
                S-K).

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                             by Reference
---            ----------                                                                             ------------
3.1            Certificate of Incorporation, dated June 12, 1981 (incorporated by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No.
               333-112865, filed on February 17, 2004)                                                     *

3.2            Amendment to Certificate of Incorporation, dated February 18, 1994 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
               File No. 333-112865, filed on February 17, 2004)                                            *

3.3            Amendment to Certificate of Incorporation, dated December 26, 1997 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1,
               File No. 333-112865, filed on February 17, 2004)                                            *

3.4            Amendment to Certificate of Incorporation, dated January 14, 2004 (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1,
               File No. 333-112865, filed on February 17, 2004)                                            *

3.5            Certificate of Designation for Series A Preferred Stock, dated September 2, 2003
               (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement
               on Form S-1, File No. 333-112865, filed on February 17, 2004)                               *

3.6            Certificate of Elimination of Series A Preferred Stock, dated February 3, 2004
               (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement
               on Form S-1, File No. 333-112865, filed on February 17, 2004)                               *

3.7            By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on
               Form S-1, File No. 333-111101, filed on December 11, 2003)                                  *

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                             by Reference
---            ----------                                                                             ------------
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

10.3           2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the
               Company's Registration Statement on Form S-1, File No. 333-112865, filed on
               February 17, 2004)                                                                          *

10.4           Form of Subscription Agreement and Warrant Agreement used in Private Placements completed in February 2000 (incorporated by reference to Exhibit 10.21 to the
               Company's Annual Report on Form 10-K, filed on October 30, 2000)                            *

10.5           Form of Subscription Agreement and Warrant Agreement used in the August and
               September 2000 Private Placements (incorporated by reference to Exhibit 10.24 to
               the Company's Quarterly Report on Form 10-Q, filed on December 15, 2000)                    *

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

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                             by Reference
---            ----------                                                                             ------------
10.15          Form of Note Payable and Warrant Certificate entered into November 2001, January,
               March and May 2003 (incorporated by reference to Exhibit 10.23 to the Company's
               Annual Report on Form 10-K, filed on October 29, 2003)                                      *

10.16          Form of Subscription Agreement and Warrant Agreement used in the February 2003 and April through August 2003 private placements (incorporated by reference to
               Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed on October 29,
               2003)                                                                                       *

10.17          Form of Amended Notes Payable which amends the November 2001, April 2002, June
               2002, July 2002, September 2002, November 2002 December 2002, January 2003, March
               2003 and May 2003 notes payable (incorporated by reference to Exhibit 10.27 to
               The Company's Annual Report on Form 10-K, filed on October 29, 2003)                        *

10.18          Securities Purchase Agreement and Warrant Agreement used in September 2003 private placement and Form of Warrant Certificate issued on January 16, 2004 and
               January 29, 2004 to SF Capital Partners Ltd. (incorporated by reference to
               Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed on October 29,
               2003)                                                                                       *

10.19          Registration Rights Agreement used in September 2003 private placement with SF
               Capital Partners Ltd. (incorporated by reference to Exhibit 10.26 to the
               Company's Annual Report on Form 10-K, filed on October 29, 2003)                            *

10.20          Form of Securities Purchase Agreement used in May 2004 private placement with
               Knoll Capital Fund II, Europa International, Inc. and Clifford and Phyllis
               Kalista JTWROS (incorporated by reference to Exhibit 4.3 to Registration
               Statement on Form S-1, File No. 333-112865, filed on May 18, 2004)                          *

10.21          Form of Registration Rights Agreement used in May 2004 private placement with
               Knoll Capital Fund II, Europa International, Inc. and Clifford and Phyllis
               Kalista JTWROS (incorporated by reference to Exhibit 4.4 to Registration
               Statement on Form S-1, File No. 333-112865, filed on May 18, 2004)                          *

10.22          Form of Warrant Certificate issued on May 11, 2004 to Knoll Capital Fund II,
               Europa International, Inc. and Clifford and Phyllis Kalista JTWROS (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-1, File No.
               333-112865, filed on May 18, 2004)                                                          *

21.1           Subsidiaries of Registrant                                                                  +

23.1           Consent of J.H. Cohn LLP                                                                    +

23.2           Consent of KPMG LLP                                                                         +

31.1           Certification of Principal Executive Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                                                                  +

31.2           Certification of Principal Financial Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                                                                  +

32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                                                  +

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                             by Reference
---            ----------                                                                             ------------
32.2           Certification of Principal Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                                                  +

*     Previously filed; incorporated herein by reference

+     Filed herewith

(b) Reports on Form 8-K.

      On May 12, 2004, we filed a report on Form 8-K which reported under Item 5 thereof that we completed a private placement to an existing institutional investor resulting in the issuance of 1,210,654 shares of common stock at a price of $8.26 per share and warrants to purchase an additional 1,210,654 shares of common stock at an exercise price of $12.39 per share. We received gross proceeds of $10,000,000 from such private placement.

      On June 3, 2004, we filed a report on Form 8-K, which reported under Item 5 thereof the appointment of Dr. David Sidransky to our Board of Directors effective as of May 28, 2004.

                                    Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALFACELL CORPORATION


Dated: October 14, 2004                   By: /s/ KUSLIMA SHOGEN
                                              Kuslima Shogen, Chief Executive
                                              Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 14, 2004                  /s/ KUSLIMA SHOGEN
                                          Kuslima Shogen, Chief Executive
                                          Officer and Chairman of the Board
                                          (Principal Executive Officer)


Dated:  October 14, 2004                  /s/ JOHN P. BRANCACCIO
                                          John P. Brancaccio, Director


Dated:  October 14, 2004                  /s/ STEPHEN K. CARTER
                                          Stephen K. Carter, M.D., Director


Dated:  October 14, 2004                  /s/ DONALD R. CONKLIN
                                          Donald R. Conklin, Director


Dated:  October 14, 2004                  /s/ JAMES J. LOUGHLIN
                                          James J. Loughlin, Director


Dated:  October 14, 2004                  /s/ ANDREW P. SAVADELIS
                                          Andrew P. Savadelis, Director, Chief
                                          Financial Officer (Principal
                                          Accounting Officer)


Dated:  October 14, 2004                  /s/ DAVID SIDRANSKY
                                          David Sidransky, M.D., Director


Dated:  October 14, 2004                  /s/ PAUL M. WEISS
                                          Paul M. Weiss, Ph.D., Director

                                      Index

                                                                            Page
                                                                            ----

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm:  J.H. Cohn LLP .   F-2

Report of Independent Registered Public Accounting Firm:  KPMG LLP ......   F-3

Independent Auditors' Report of Armus, Harrison & Co. ...................   F-4

Balance Sheets - July 31, 2004 and 2003 .................................   F-6

Statements of Operations - Years ended July 31, 2004, 2003,
     and 2002 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2004 ...............................   F-7

Statement of Stockholders' Equity (Deficiency)
     Period from August 24, 1981
     (Date of Inception) to July 31, 2004 ...............................   F-8

Statements of Cash Flows - Years ended July 31, 2004, 2003,
     and 2002 and Period from  August 24, 1981
     (Date of Inception) to July 31, 2004 ...............................  F-14

Notes to Financial Statements - Years ended July 31, 2004,
     2003 and 2002 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2004 ...............................  F-17

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alfacell Corporation

We have audited the accompanying balance sheets of ALFACELL CORPORATION (A Development Stage Company) as of July 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from August 24, 1981 (date of inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 1993 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2004 of the amounts for the period from August 24, 1981 to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2004 and 2003, and its results of operations and cash flows for the years then ended and for the period from August 24, 1981 to July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                               /s/ J.H. Cohn LLP

Roseland, New Jersey
September 17, 2004, except for Note 18,
   which is as of September 23, 2004

             Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Alfacell Corporation:

We have audited the accompanying statements of operations, stockholders' equity (deficiency), and cash flows for the year ended July 31, 2002 and the period from August 24, 1981 (date of inception) to July 31, 2002 (not presented herein) of Alfacell Corporation (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 1992 were audited by other auditors who have ceased operations and whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2002 of the amounts for the period from August 24, 1981 to July 31, 1992, on the report of other auditors who have ceased operations, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended July 31, 2002 and the period from August 24, 1981 to July 31, 2002
(not presented herein) of Alfacell Corporation in conformity with U.S. generally accepted accounting principles.

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

                                                    /s/ KPMG LLP

Short Hills, New Jersey
November 4, 2002

      On December 1, 1993, certain shareholders of Armus Harrison & Co. ("AHC") terminated their association with AHC (the "AHC termination"), and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on behalf of the Company. In June 1996, AHC dissolved and ceased all operations. The report of AHC with respect to the financial statements of the Company from inception to July 31, 1992 is included herein, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 11 of the Securities Act of 1933, as amended (the "Securities Act") on the basis of the use of such report in any registration statement of the Company into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by the Company, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or, to its incorporation by reference into a registration statement or other filings, the officers and directors of the Company will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 11 of the Securities Act based on alleged false and misleading financial statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in the Common Stock of the Company or otherwise.

                          Independent Auditors' Report

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liability in the normal course of business. As shown in the statement of operations, the Company has incurred substantial losses in each year since its inception. In addition, the Company is a development stage company and its principal operation for production of income has not commenced. The Company's working capital has been reduced considerably by operating losses, and has a deficit net worth. These factors, among others, as discussed in Note 2 to the Notes of Financial Statements, indicates the uncertainties about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount or classification of liabilities that might be necessary should the Company be unable to continue its existence.


                                            /s/ Armus, Harrison & Co.
                                            -------------------------
                                            Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2004 and 2003

                                                                          2004            2003
                                                                      ------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                        $ 10,147,694    $    330,137
     Other assets                                                           64,771          10,103
                                                                      ------------    ------------
         Total current assets                                           10,212,465         340,240

Property and equipment, net of accumulated depreciation and
     amortization of $1,095,412 in 2004 and $1,136,183 in 2003              56,783          12,795

Loan receivable, related party                                             151,815         142,287
                                                                      ------------    ------------

         Total assets                                                 $ 10,421,063    $    495,322
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Current portion of long-term debt, net of debt discount of
        $34,120 and $187,121 at July 31, 2004 and 2003,
        respectively
                                                                      $    372,611    $    637,080
     Accounts payable                                                      541,600         699,429
     Accrued expenses                                                      625,205       1,407,978
                                                                      ------------    ------------
         Total current liabilities                                       1,539,416       2,744,487

Long-term debt, less current portion, net of debt discount of
     $163,687 at July 31, 2003                                                  --         242,516
                                                                      ------------    ------------
         Total liabilities                                               1,539,416       2,987,003
                                                                      ------------    ------------

Commitments and contingencies

Stockholders' equity (deficiency):
     Preferred stock, $.001 par value. Authorized and unissued,
         1,000,000 shares at July 31, 2004 and 2003                             --              --
     Common stock $.001 par value.  Authorized 100,000,000
         shares and 40,000,000 shares at July 31, 2004 and 2003,
         respectively; issued and outstanding 34,347,885 shares and
         25,026,129 shares at July 31, 2004 and 2003, respectively..        34,348          25,026
     Capital in excess of par value                                     77,891,815      61,457,502
     Deficit accumulated during development stage                      (69,044,516)    (63,974,209)
                                                                      ------------    ------------
         Total stockholders' equity (deficiency)                         8,881,647      (2,491,681)
                                                                      ------------    ------------

         Total liabilities and stockholders' equity (deficiency)      $ 10,421,063    $    495,322
                                                                      ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                    Years ended July 31, 2004, 2003 and 2002
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2004

                                                  August 24,
                                                     1981
                                                   (date of
                                                   inception)
                                                to July 31, 2004       2004             2003             2002
                                                ----------------   ------------     ------------     ------------
Revenues:
     Sales                                        $    553,489     $         --     $         --     $         --
     Investment income                               1,429,113           42,113            9,877            4,838
     Other income                                       90,103               --           30,000               --
                                                  ------------     ------------     ------------     ------------
                                                     2,072,705           42,113           39,877            4,838
                                                  ------------     ------------     ------------     ------------

Cost and expenses:
     Cost of sales                                     336,495               --               --               --
     Research and development                       44,954,912        3,352,977        1,699,962        2,032,938
     General and administrative                     23,866,209        1,578,357          624,406          798,053
     Interest:
     Related parties                                 1,147,547               --               --            4,687
     Others                                          2,826,243          402,933          358,398          114,054
                                                  ------------     ------------     ------------     ------------
                                                    73,131,406        5,334,267        2,682,766        2,949,732
                                                  ------------     ------------     ------------     ------------

Loss before state tax benefit                      (71,058,701)      (5,292,154)      (2,642,889)      (2,944,894)

 State tax benefit                                   2,014,185          221,847          231,357          353,732
                                                  ------------     ------------     ------------     ------------

      Net loss                                    $(69,044,516)    $ (5,070,307)    $ (2,411,532)    $ (2,591,162)
                                                  ============     ============     ============     ============

 Loss per basic and diluted common share                           $      (0.17)    $      (0.10)    $      (0.12)
                                                                   ============     ============     ============

 Weighted average number of shares outstanding                       29,438,000       23,166,000       21,045,000
                                                                   ============     ============     ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2004

                                                                        Common Stock
                                                                 --------------------------

                                                                                                Capital In        Common
                                                                  Number of                    Excess of par    Stock to be
                                                                   Shares         Amount           Value          Issued
                                                                 ----------    ------------    -------------    -----------
Issuance of shares to officers and stockholders for equipment,
  research and development, and expense reimbursement               712,500    $        713    $    212,987              --
Issuance of shares for organizational legal service                  50,000              50           4,950              --
Sale of shares for cash, net                                         82,143              82         108,418              --
Adjustment for 3 for 2 stock split declared September 8, 1982       422,321             422            (422)             --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------    ------------
Balance at July 31, 1982                                          1,266,964           1,267         325,933              --

Issuance of shares for equipment                                     15,000              15          13,985              --
Sale of shares to private investors                                  44,196              44          41,206              --
Sale of shares in public offering, net                              660,000             660       1,307,786              --
Issuance of shares under stock grant program                         20,000              20         109,980              --
Exercise of warrants, net                                             1,165               1           3,494              --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------    ------------
Balance at July 31, 1983                                          2,007,325           2,007       1,802,384              --

Exercise of warrants, net                                           287,566             287         933,696              --
Issuance of shares under stock grant program                         19,750              20         101,199              --
Issuance of shares under stock bonus plan for directors and
  consultants                                                       130,250             131         385,786              --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------    ------------
Balance at July 31, 1984                                          2,444,891           2,445       3,223,065              --

Issuance of shares under stock grant program                         48,332              48         478,057              --
Issuance of shares under stock bonus plan for directors and
  consultants                                                        99,163              99         879,379              --
Shares canceled                                                     (42,500)            (42)       (105,783)             --
Exercise of warrants, net                                           334,957             335       1,971,012
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------    ------------
Balance at July 31, 1985                                          2,884,843           2,885       6,445,730              --

Issuance of shares under stock grant program                         11,250              12         107,020              --
Issuance of shares under stock bonus plan for directors and
  consultants                                                        15,394              15         215,385              --
Exercise of warrants, net                                            21,565              21          80,977              --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------    ------------
Balance at July 31, 1986 (carried forward)                        2,933,052           2,933       6,849,112              --


                                                                    Deficit
                                                                  Accumulated                     Deferred        Total
                                                                     During                     compensation,  Stockholders'
                                                                  Development    Subscription    restricted       Equity
                                                                     Stage        Receivable        stock      (Deficiency)
                                                                 ------------    ------------   -------------  -------------
Issuance of shares to officers and stockholders for equipment,
  research and development, and expense reimbursement            $         --    $         --   $         --   $    213,700
Issuance of shares for organizational legal service                        --              --             --          5,000
Sale of shares for cash, net                                               --              --             --        108,500
Adjustment for 3 for 2 stock split declared September 8, 1982              --              --             --             --
Net loss                                                             (121,486)             --             --       (121,486)
                                                                 ------------    ------------   ------------   ------------
Balance at July 31, 1982                                             (121,486)             --             --        205,714

Issuance of shares for equipment                                           --              --             --         14,000
Sale of shares to private investors                                        --              --             --         41,250
Sale of shares in public offering, net                                     --              --             --      1,308,446
Issuance of shares under stock grant program                               --              --             --        110,000
Exercise of warrants, net                                                  --              --             --          3,495
Net loss                                                             (558,694)             --             --       (558,694)
                                                                 ------------    ------------   ------------   ------------
Balance at July 31, 1983                                             (680,180)             --             --      1,124,211

Exercise of warrants, net                                                  --              --             --        933,983
Issuance of shares under stock grant program                               --              --             --        101,219
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --              --             --        385,917
Net loss                                                           (1,421,083)             --             --     (1,421,083)
                                                                 ------------    ------------   ------------   ------------
Balance at July 31, 1984                                           (2,101,263)             --             --      1,124,247

Issuance of shares under stock grant program                               --              --             --        478,105
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --              --             --        879,478
Shares canceled                                                            --              --             --       (105,825)
Exercise of warrants, net                                                  --              --             --      1,971,347
Net loss                                                           (2,958,846)             --             --     (2,958,846)
                                                                 ------------    ------------   ------------   ------------
Balance at July 31, 1985                                           (5,060,109)             --             --      1,388,506

Issuance of shares under stock grant program                               --              --             --        107,032
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --              --             --        215,400
Exercise of warrants, net                                                  --              --             --         80,998
Net loss                                                           (2,138,605)             --             --     (2,138,605)
                                                                 ------------    ------------   ------------   ------------
Balance at July 31, 1986 (carried forward)                         (7,198,714)             --             --       (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                        Common Stock
                                                                 --------------------------

                                                                                                Capital In        Common
                                                                  Number of                    Excess of par    Stock to be
                                                                   Shares         Amount           Value          Issued
                                                                 ----------    ------------    -------------    -----------
Balance at July 31, 1986 (brought forward)                        2,933,052    $      2,933    $  6,849,112              --

Exercise of warrants, net                                            14,745              15         147,435              --
Issuance of shares under stock bonus plan for directors and
  consultants                                                         5,000               5          74,995              --
Issuance of shares for services                                     250,000             250         499,750              --
Sale of shares to private investors, net                              5,000               5          24,995              --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------     -----------
Balance at July 31, 1987                                          3,207,797           3,208       7,596,287              --

Issuance of shares for legal and consulting services                206,429             207         724,280              --
Issuance of shares under employment incentive program               700,000             700       2,449,300              --
Issuance of shares under stock grant program                         19,000              19          66,481              --
Exercise of options, net                                            170,000             170         509,830              --
Issuance of shares for litigation settlement                         12,500              12          31,125              --
Exercise of warrants, net                                            63,925              64         451,341              --
Sale of shares to private investors                                  61,073              61         178,072              --
Amortization of deferred compensation, restricted stock                  --              --              --              --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------     -----------
Balance at July 31, 1988                                          4,440,724           4,441      12,006,716              --

Sale of shares for litigation settlement                            135,000             135       1,074,703              --
Conversion  of debentures, net                                      133,333             133         399,867              --
Sale of shares to private investors                                 105,840             106         419,894              --
Exercise of options, net                                              1,000               1           3,499              --
Issuance of shares under employment agreement                       750,000             750       3,749,250              --
Issuance of shares under the 1989 Stock Plan                         30,000              30         149,970              --
Amortization of deferred compensation, restricted stock                  --              --              --              --
Net loss                                                                 --              --              --              --
                                                                 ----------    ------------    ------------     -----------
Balance at July 31, 1989                                          5,595,897           5,596      17,803,899              --

Issuance of shares for legal and consulting services                 52,463              52         258,725              --
Issuance of shares under the 1989 Stock Plan                         56,000              56         335,944              --
Sale of shares for litigation settlement                             50,000              50         351,067              --
Exercise of options at, net                                         105,989    $        106    $    345,856              --


                                                                    Deficit
                                                                  Accumulated                     Deferred         Total
                                                                     During                     compensation,   Stockholders'
                                                                  Development    Subscription    restricted        Equity
                                                                     Stage        Receivable        stock       (Deficiency)
                                                                 ------------    ------------   -------------   -------------
Balance at July 31, 1986 (brought forward)                       $ (7,198,714)   $         --   $         --    $   (346,669)

Exercise of warrants, net                                                  --              --             --         147,450
Issuance of shares under stock bonus plan for directors and
  consultants                                                              --              --             --          75,000
Issuance of shares for services                                            --              --             --         500,000
Sale of shares to private investors, net                                   --              --             --          25,000
Net loss                                                           (2,604,619)             --             --      (2,604,619)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1987                                           (9,803,333)             --             --      (2,203,838)

Issuance of shares for legal and consulting services                       --              --             --         724,487
Issuance of shares under employment incentive program                      --              --     (2,450,000)             --
Issuance of shares under stock grant program                               --              --             --          66,500
Exercise of options, net                                                   --              --             --         510,000
Issuance of shares for litigation settlement                               --              --             --          31,137
Exercise of warrants, net                                                  --              --             --         451,405
Sale of shares to private investors                                        --              --             --         178,133
Amortization of deferred compensation, restricted stock                    --              --        449,167         449,167
Net loss                                                           (3,272,773)             --             --      (3,272,773)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1988                                          (13,076,106)             --     (2,000,833)     (3,065,782)

Sale of shares for litigation settlement                                   --              --             --       1,074,838
Conversion  of debentures, net                                             --              --             --         400,000
Sale of shares to private investors                                        --              --             --         420,000
Exercise of options, net                                                   --              --             --           3,500
Issuance of shares under employment agreement                              --              --     (3,750,000)             --
Issuance of shares under the 1989 Stock Plan                               --              --       (150,000)             --
Amortization of deferred compensation, restricted stock                    --              --      1,050,756       1,050,756
Net loss                                                           (2,952,869)             --             --      (2,952,869)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1989                                          (16,028,975)             --     (4,850,077)     (3,069,557)

Issuance of shares for legal and consulting services                       --              --             --         258,777
Issuance of shares under the 1989 Stock Plan                               --              --       (336,000)             --
Sale of shares for litigation settlement                                   --              --             --         351,117
Exercise of options at, net                                      $         --    $         --   $         --    $    345,962

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                        Common Stock
                                                                 -------------------------

                                                                                              Capital In      Common
                                                                  Number of                  Excess of par  Stock to be
                                                                   Shares         Amount         Value        Issued
                                                                 ----------    -----------   -------------  -----------
Sale of shares to private investors                                  89,480             90        354,990            --
Issuance of shares under employment agreement                       750,000            750      3,749,250            --
Conversion of debentures, net                                       100,000            100        499,900            --
Amortization of deferred compensation, restricted stock                  --             --             --            --
Net loss                                                                 --             --             --            --
                                                                 ----------   ------------   ------------   -----------
Balance at July 31, 1990                                          6,799,829          6,800     23,699,631            --

Exercise of options, net                                             16,720             16        108,664            --
Issuance of shares for legal consulting services                     87,000             87        358,627
Issuance of shares under the 1989 Stock Plan                        119,000            119        475,881            --
Amortization of deferred compensation, restricted stock                  --             --             --            --
Net loss                                                                 --             --             --            --
                                                                 ----------   ------------   ------------   -----------
Balance at July 31, 1991                                          7,022,549          7,022     24,642,803            --

Exercise of options at, net                                           1,000              1          3,499            --
Sale of shares to private investors                                  70,731             71        219,829            --
Conversion of debentures, net                                        94,000             94        469,906            --
Issuance of shares for services                                      45,734             46        156,944            --
Issuance of shares under the 1989 Stock Plan                        104,000            104        285,896            --
Amortization of deferred compensation, restricted stock                  --             --             --            --
Net loss                                                                 --             --             --            --
                                                                 ----------   ------------   ------------   -----------
Balance at July 31, 1992                                          7,338,014          7,338     25,778,877            --

Sale of shares to private investors                                 352,667            353        735,147            --
Issuance of shares for legal services                                49,600             50        132,180            --
Issuance of shares for services                                       5,000              5          9,995            --
Issuance of shares under the 1989 Stock Plan                        117,000            117        233,883            --
Amortization of deferred compensation, restricted stock                  --             --             --            --
Net loss                                                                 --             --             --            --
                                                                 ----------   ------------   ------------   -----------
Balance at July 31, 1993                                          7,862,281          7,863     26,890,082            --

Conversion of debentures, net                                       425,400            425      1,701,575            --
Sale of shares to private investors, net                            743,000            743      1,710,048            --
Conversion of short-term borrowings                                  72,800             73        181,927            --
Issuance of shares for services                                      16,200             16         43,334            --


                                                                    Deficit
                                                                  Accumulated                     Deferred         Total
                                                                     During                     compensation,   Stockholders'
                                                                  Development    Subscription    restricted        Equity
                                                                     Stage        Receivable        stock       (Deficiency)
                                                                 ------------    ------------   -------------   -------------
Sale of shares to private investors                                        --              --             --         355,080
Issuance of shares under employment agreement                              --              --     (3,750,000)             --
Conversion of debentures, net                                              --              --             --         500,000
Amortization of deferred compensation, restricted stock                    --              --      3,015,561       3,015,561
Net loss                                                           (4,860,116)             --             --      (4,860,116)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1990                                          (20,889,091)             --     (5,920,516)     (3,103,176)

Exercise of options, net                                                   --              --             --         108,680
Issuance of shares for legal consulting services                           --              --             --         358,714
Issuance of shares under the 1989 Stock Plan                               --              --       (476,000)             --
Amortization of deferred compensation, restricted stock                    --              --      2,891,561       2,891,561
Net loss                                                           (5,202,302)             --             --      (5,202,302)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1991                                          (26,091,393)             --     (3,504,955)     (4,946,523)

Exercise of options at, net                                                --              --             --           3,500
Sale of shares to private investors                                        --              --             --         219,900
Conversion of debentures, net                                              --              --             --         470,000
Issuance of shares for services                                            --              --             --         156,990
Issuance of shares under the 1989 Stock Plan                               --              --       (286,000)             --
Amortization of deferred compensation, restricted stock                    --              --      3,046,726       3,046,726
Net loss                                                           (4,772,826)             --             --      (4,772,826)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1992                                          (30,864,219)             --       (744,229)     (5,822,233)

Sale of shares to private investors                                        --              --             --         735,500
Issuance of shares for legal services                                      --              --             --         132,230
Issuance of shares for services                                            --              --        (10,000)             --
Issuance of shares under the 1989 Stock Plan                               --              --       (234,000)             --
Amortization of deferred compensation, restricted stock                    --              --        664,729         664,729
Net loss                                                           (2,357,350)             --             --      (2,357,350)
                                                                 ------------    ------------   ------------    ------------
Balance at July 31, 1993                                          (33,221,569)             --       (323,500)     (6,647,124)

Conversion of debentures, net                                              --              --             --       1,702,000
Sale of shares to private investors, net                                   --              --             --       1,710,791
Conversion of short-term borrowings                                        --              --             --         182,000
Issuance of shares for services                                            --              --             --          43,350

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                        Common Stock
                                                                 ------------------------

                                                                                             Capital In       Common
                                                                  Number of                 Excess of par   Stock to be
                                                                   Shares        Amount         Value         Issued
                                                                 ----------   -----------   -------------   ------------
Issuance of shares under the 1989 Stock Plan, for services            5,000              5         14,995             --
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                                 --   $         --   $  3,194,969             --
Repurchase of stock options from related party                           --             --       (198,417)            --
Issuance of options upon conversion of accrued interest                  --             --        142,441             --
Common stock to be issued                                                --             --             --         50,000
Amortization of deferred compensation, restricted stock                  --             --             --             --
Net loss                                                                 --             --             --             --
                                                                 ----------   ------------   ------------    -----------
Balance at July 31, 1994                                          9,124,681          9,125     33,680,954         50,000

Sale of shares to private investors, net                            961,000            961      2,023,241        (50,000)
Conversion of short-term borrowings                                  17,600             17         43,983             --
Issuance of shares for services                                      30,906             31         77,234             --
Exercise of options, net                                            185,000            185        437,015             --
Common stock to be issued                                                --             --             --        339,008
Common stock to be issued, for services                                  --             --             --          4,800
Amortization of deferred compensation, restricted stock                  --             --             --             --
Net loss                                                                 --             --             --             --
                                                                 ----------   ------------   ------------    -----------
Balance at July 31, 1995                                         10,319,187         10,319     36,262,427        343,808

Sale of shares to private investors, net                          2,953,327          2,953      8,969,655       (339,008)
Issuance of shares for services                                      19,995             20         70,858         (4,800)
Exercise of options, net                                            566,700            567      1,657,633             --
Sale of warrants                                                         --             --         12,084             --
Issuance of options/warrants for services                                --             --         50,872             --
Common stock to be issued                                                --             --             --        258,335
Subscription receivable                                                  --             --             --             --
Net loss                                                                 --             --             --             --
                                                                 ----------   ------------   ------------    -----------
Balance at July 31, 1996                                         13,859,209         13,859     47,023,529        258,335

Sale of shares to private investors, net                            112,000            112        503,888             --
Issuance of options for services                                         --             --         76,504             --
Exercise of options, net                                            729,134            729      2,620,359       (258,335)
Exercise of warrants, net                                           147,450            148        737,102             --
Net loss                                                                 --             --             --             --
                                                                 ----------   ------------   ------------    -----------
Balance at July 31, 1997 (carried forward)                       14,847,793         14,848     50,961,382             --


                                                                    Deficit
                                                                  Accumulated                     Deferred         Total
                                                                     During                     compensation,   Stockholders'
                                                                  Development    Subscription    restricted        Equity
                                                                     Stage        Receivable        stock       (Deficiency)
                                                                 ------------    ------------   -------------   -------------
Issuance of shares under the 1989 Stock Plan, for services                 --              --              --          15,000
Issuance of options to related parties upon conversion of
  accrued interest, payroll and expenses                         $         --    $         --    $         --    $  3,194,969
Repurchase of stock options from related party                             --              --              --        (198,417)
Issuance of options upon conversion of accrued interest                    --              --              --         142,441
Common stock to be issued                                                  --              --              --          50,000
Amortization of deferred compensation, restricted stock                    --              --         265,000         265,000
Net loss                                                           (2,234,428)             --              --      (2,234,428)
                                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1994                                          (35,455,997)             --         (58,500)     (1,774,418)

Sale of shares to private investors, net                                   --              --              --       1,974,202
Conversion of short-term borrowings                                        --              --              --          44,000
Issuance of shares for services                                            --              --              --          77,265
Exercise of options, net                                                   --              --              --         437,200
Common stock to be issued                                                  --              --              --         339,008
Common stock to be issued, for services                                    --              --              --           4,800
Amortization of deferred compensation, restricted stock                    --              --          58,500          58,500
Net loss                                                           (1,993,123)             --              --      (1,993,123)
                                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1995                                          (37,449,120)             --              --        (832,566)

Sale of shares to private investors, net                                   --              --              --       8,633,600
Issuance of shares for services                                            --              --              --          66,078
Exercise of options, net                                                   --              --              --       1,658,200
Sale of warrants                                                           --              --              --          12,084
Issuance of options/warrants for services                                  --              --              --          50,872
Common stock to be issued                                                  --              --              --         258,335
Subscription receivable                                                    --        (254,185)             --        (254,185)
Net loss                                                           (2,942,152)             --              --      (2,942,152)
                                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1996                                          (40,391,272)       (254,185)             --       6,650,266

Sale of shares to private investors, net                                   --              --              --         504,000
Issuance of options for services                                           --              --              --          76,504
Exercise of options, net                                                   --         254,185              --       2,616,938
Exercise of warrants, net                                                  --              --              --         737,250
Net loss                                                           (5,018,867)             --              --      (5,018,867)
                                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1997 (carried forward)                        (45,410,139)             --              --       5,566,091

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                 Common Stock
                                                          ------------------------

                                                                                      Capital In       Common
                                                           Number of                 Excess of par   Stock to be
                                                            Shares        Amount         Value         Issued
                                                          ----------   -----------   -------------   -----------
Balance at July 31, 1997 (brought forward)                14,847,793   $     14,848   $ 50,961,382            --

Sale of shares to private investors, net                   2,337,150          2,337      4,199,877            --
Issuance of options for services                                  --             --        199,954            --
Exercise of warrants, net                                      4,950              5         11,080            --
Issuance of shares for services, net                          50,000             50         99,950            --
Net loss                                                          --             --             --            --
                                                          ----------   ------------   ------------   -----------
Balance at July 31, 1998                                  17,239,893         17,240     55,472,243            --

Issuance of options for services                                  --             --        205,593            --
Issuance of shares for services, net                          46,701             46         16,359            --
Net loss                                                          --             --             --            --
                                                          ----------   ------------   ------------   -----------
Balance at July 31, 1999                                  17,286,594         17,286     55,694,195            --

Sale of shares to private investors, net                     875,000            875        547,417            --
Exercise of options, net                                      95,000             95         45,755            --
Issuance of shares for services, net                         174,965            175         92,009            --
Vesting of options previously issued for services                 --             --        146,912            --
Net loss                                                          --             --             --            --
                                                          ----------   ------------   ------------   -----------
Balance at July 31, 2000                                  18,431,559         18,431     56,526,288            --

Sale of shares to private investors, net                     863,331            863        955,561            --
Exercise of options, net                                     165,555            166         83,565            --
Issuance of shares for services, net                          11,800             12         10,018            --
Exercise of convertible debentures, net                      330,000            330        296,670            --
Issuance of warrants with convertible debt                        --             --        178,807            --
Issuance of options for services                                  --             --        160,426            --
Net loss                                                          --             --             --            --
                                                          ----------   ------------   ------------   -----------
Balance at July 31, 2001                                  19,802,245         19,802     58,211,335            --

Sale of shares to private investors, net                   2,622,122          2,623      1,047,925            --
Exercise of stock options and warrants                       186,000            186         92,814            --
Issuance of shares for services, net                          78,340             78         64,048            --
Exercise of convertible debentures, net                       72,214             72         64,921            --
Vesting of options previously issued for services                 --             --        173,436            --
Net loss                                                          --             --             --            --
                                                          ----------   ------------   ------------   -----------
Balance at July 31, 2002 (carried forward)                22,760,921         22,761     59,654,479            --


                                                             Deficit
                                                           Accumulated                     Deferred         Total
                                                              During                     compensation,   Stockholders'
                                                           Development    Subscription    restricted        Equity
                                                              Stage        Receivable        stock       (Deficiency)
                                                          ------------    ------------   -------------   -------------
Balance at July 31, 1997 (brought forward)                $(45,410,139)   $         --    $         --    $  5,566,091

Sale of shares to private investors, net                            --              --              --       4,202,214
Issuance of options for services                                    --              --              --         199,954
Exercise of warrants, net                                           --              --              --          11,085
Issuance of shares for services, net                                --              --              --         100,000
Net loss                                                    (6,387,506)             --              --      (6,387,506)
                                                          ------------    ------------    ------------    ------------
Balance at July 31, 1998                                   (51,797,645)             --              --       3,691,838

Issuance of options for services                                    --              --              --         205,593
Issuance of shares for services, net                                --              --              --          16,405
Net loss                                                    (3,156,636)             --              --      (3,156,636)
                                                          ------------    ------------    ------------    ------------
Balance at July 31, 1999                                   (54,954,281)             --              --         757,200

Sale of shares to private investors, net                            --              --              --         548,292
Exercise of options, net                                            --              --              --          45,850
Issuance of shares for services, net                                --              --              --          92,184
Vesting of options previously issued for services                   --              --              --         146,912
Net loss                                                    (1,722,298)             --              --      (1,722,298)
                                                          ------------    ------------    ------------    ------------
Balance at July 31, 2000                                   (56,676,579)             --              --        (131,860)

Sale of shares to private investors, net                            --              --              --         956,424
Exercise of options, net                                            --              --              --          83,731
Issuance of shares for services, net                                --              --              --          10,030
Exercise of convertible debentures, net                             --              --              --         297,000
Issuance of warrants with convertible debt                          --              --              --         178,807
Issuance of options for services                                    --              --              --         160,426
Net loss                                                    (2,294,936)             --              --      (2,294,936)
                                                          ------------    ------------    ------------    ------------
Balance at July 31, 2001                                   (58,971,515)             --              --        (740,378)

Sale of shares to private investors, net                            --              --              --       1,050,548
Exercise of stock options and warrants                              --              --              --          93,000
Issuance of shares for services, net                                --              --              --          64,126
Exercise of convertible debentures, net                             --              --              --          64,993
Vesting of options previously issued for services                   --              --              --         173,436
Net loss                                                    (2,591,162)             --              --      (2,591,162)
                                                          ------------    ------------    ------------    ------------
Balance at July 31, 2002 (carried forward)                 (61,562,677)             --              --      (1,885,437)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                 Common Stock
                                                          -------------------------

                                                                                       Capital In       Common
                                                           Number of                  Excess of par   Stock to be
                                                             Shares        Amount         Value          Issued
                                                           ----------   ------------  -------------   ------------
Balance at July 31, 2002 (brought forward)                 22,760,921   $     22,761   $ 59,654,479             --

Sale of shares to private investors, net                    1,315,000          1,315        652,312             --
Exercise of stock options and warrants                        764,000            764        376,896             --
Issuance of shares for payment of accounts payable            186,208            186         94,037             --
Issuance of options for services rendered                          --             --         75,521             --
Vesting of options previously issued for services                  --             --         10,038             --
Issuance of warrants in connection with debt issuances             --             --        594,219             --
Net loss                                                           --             --             --             --
                                                           ----------   ------------   ------------   ------------
Balance at July 31, 2003                                   25,026,129         25,026     61,457,502             --

Sale of shares to private investors, net                    3,035,200          3,036     10,732,942             --
Exercise of stock options and warrants                      3,100,160          3,100      4,155,397             --
Issuance of shares for payment of accounts payable             14,703             15         52,161             --
Issuance of shares for conversion of subordinated
  debentures, other                                         3,042,817          3,043        924,829             --
Issuance of shares for services rendered                      128,876            128        288,372             --
Issuance of options for services rendered                          --             --        280,612             --
Net loss                                                           --             --             --             --
                                                           ----------   ------------   ------------   ------------
Balance at July 31, 2004                                   34,347,885   $     34,348   $ 77,891,815             --
                                                           ==========   ============   ============   ============


                                                             Deficit
                                                           Accumulated                     Deferred         Total
                                                              During                     compensation,   Stockholders'
                                                           Development    Subscription    restricted        Equity
                                                              Stage        Receivable        stock       (Deficiency)
                                                          ------------    ------------   -------------   -------------
Balance at July 31, 2002 (brought forward)                $(61,562,677)   $         --    $         --   $ (1,885,437)

Sale of shares to private investors, net                            --              --              --        653,627
Exercise of stock options and warrants                              --              --              --        377,660
Issuance of shares for payment of accounts payable                  --              --              --         94,223
Issuance of options for services rendered                           --              --              --         75,521
Vesting of options previously issued for services                   --              --              --         10,038
Issuance of warrants in connection with debt issuances              --              --              --        594,219
Net loss                                                    (2,411,532)             --              --     (2,411,532)
                                                          ------------    ------------    ------------   ------------
Balance at July 31, 2003                                   (63,974,209)             --              --     (2,491,681)

Sale of shares to private investors, net                            --              --              --     10,735,978
Exercise of stock options and warrants                              --              --              --      4,158,497
Issuance of shares for payment of accounts payable                  --              --              --         52,176
Issuance of shares for conversion of subordinated
debentures, other                                                   --              --              --        927,872
Issuance of shares for services rendered                            --              --              --        288,500
Issuance of options for services rendered                           --              --              --        280,612
Net loss                                                    (5,070,307)             --              --     (5,070,307)
                                                          ------------    ------------    ------------   ------------
Balance at July 31, 2004                                  $(69,044,516)   $         --    $         --   $  8,881,647
                                                          ============    ============    ============   ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                    Years ended July 31, 2004, 2003 and 2002
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2004

                                                                  August 24, 1981
                                                                     (date of
                                                                   inception) to
                                                                      July 31,
                                                                        2004           2004           2003           2002
                                                                  ---------------   -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                          $(69,044,516)   $(5,070,307)   $(2,411,532)   $(2,591,162)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
       Gain on sale of marketable securities                             (25,963)            --             --             --
       Depreciation and amortization                                   1,556,767          9,549         15,812         38,948
       Loss on disposal of property and equipment                         18,926             --             --             --
       Noncash operating expenses                                      6,686,724        569,112         85,559        207,947
       Amortization of debt discount                                     560,099        316,688        243,411             --
       Amortization of deferred compensation                          11,442,000             --             --             --
       Amortization of organization costs                                  4,590             --             --             --
       Changes in assets and liabilities:
        (Increase) decrease in other current assets                     (124,638)       (54,668)        35,651         (2,821)
        Increase in other assets                                         (55,764)        (9,528)       (73,620)       (22,327)
        Increase in loans and interest payable, related party            744,539             --             --             --
        (Decrease) increase in accounts payable                        1,048,235       (105,653)        (2,476)       450,282
        Increase in accrued payroll and expenses, related parties      2,348,145             --             --             --
        (Decrease) increase in accrued expenses                        1,279,590       (669,901)       553,700        388,465
                                                                    ------------    -----------    -----------    -----------
             Net cash used in operating activities                   (43,561,266)    (5,014,708)    (1,553,495)    (1,530,668)
                                                                    ------------    -----------    -----------    -----------

Cash flows from investing activities:
       Purchase of marketable securities                                (290,420)            --             --             --
       Proceeds from sale of marketable equity securities                316,383             --             --             --
       Purchase of property and equipment                             (1,460,373)       (53,537)            --             --
       Patent costs                                                      (97,841)            --             --             --
                                                                    ------------    -----------    -----------    -----------
             Net cash used in investing activities                    (1,532,251)       (53,537)            --             --
                                                                    ------------    -----------    -----------    -----------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                     August 24, 1981
                                                                         (date of
                                                                      inception) to
                                                                         July 31,
                                                                           2004             2004            2003           2002
                                                                     ----------------   ------------    ------------    ----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $    874,500    $         --    $     25,000    $       --
  Payment of short-term borrowings                                          (653,500)             --         (25,000)       (5,000)
  Increase (decrease) in loans payable, related party, net                 2,628,868              --        (139,794)      139,794
  Proceeds from bank debt and other long-term debt, net
    of deferred debt costs
                                                                           3,667,460              --         915,000       300,000
  Reduction of bank debt and long-term debt                               (2,959,837)         (8,673)         (8,704)       (6,612)
  Proceeds from issuance of common stock, net                             40,750,316      10,735,978         653,627     1,050,548
  Proceeds from exercise of stock options and warrants, net               10,219,411       4,158,497         377,660        93,000
  Proceeds from issuance of convertible debentures, related party            297,000              --              --            --
  Proceeds from issuance of convertible debentures, unrelated party          416,993              --              --            --
                                                                        ------------    ------------    ------------    ----------
       Net cash provided by financing activities                          55,241,211      14,885,802       1,797,789     1,571,730
                                                                        ------------    ------------    ------------    ----------
       Net increase in cash and cash equivalents                          10,147,694       9,817,557         244,294        41,062
Cash and cash equivalents at beginning of period                                  --         330,137          85,843        44,781
                                                                        ------------    ------------    ------------    ----------
Cash and cash equivalents at end of period                              $ 10,147,694    $ 10,147,694    $    330,137    $   85,843
                                                                        ============    ============    ============    ==========

Supplemental disclosure of cash flow information - interest paid        $  1,713,713    $      6,375    $     24,697    $   20,195
                                                                        ============    ============    ============    ==========

Noncash financing activities:
  Issuance of convertible subordinated debenture for loan
     payable to officer                                                 $  2,725,000    $         --    $         --    $       --
                                                                        ============    ============    ============    ==========

  Issuance of common stock upon the conversion of
     convertible subordinated debentures, related party                 $  3,242,000    $         --    $         --    $       --
                                                                        ============    ============    ============    ==========

  Conversion of short-term borrowings to common stock                   $    226,000    $         --    $         --    $       --
                                                                        ============    ============    ============    ==========

  Conversion of accrued interest, payroll and expenses
     by related parties to stock options                                $  3,194,969    $         --    $         --    $       --
                                                                        ============    ============    ============    ==========

  Repurchase of stock options from related party                        $   (198,417)   $         --    $         --    $       --
                                                                        ============    ============    ============    ==========

  Conversion of accrued interest to stock options                       $    142,441    $         --    $         --    $       --
                                                                        ============    ============    ============    ==========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                  August 24, 1981
                                                                      (date of
                                                                   inception) to
                                                                      July 31,
                                                                        2004             2004          2003          2002
                                                                  ----------------    -----------   -----------   -----------
Conversions of accounts payable to common stock                     $   506,725       $    52,176   $    94,223   $    64,126
                                                                    ===========       ===========   ===========   ===========

Conversion of notes payable, bank and accrued interest to
    long-term debt                                                  $ 1,699,072       $        --   $        --   $        --
                                                                    ===========       ===========   ===========   ===========

Conversion of loans and interest payable, related party and
    accrued payroll and expenses, related parties to long-term
    accrued payroll and other, related party                        $ 1,863,514       $        --   $        --   $        --
                                                                    ===========       ===========   ===========   ===========

Issuance of common stock upon the conversion of convertible
    subordinated debentures and accrued interest, other             $ 1,119,865       $   927,872   $        --   $    64,993
                                                                    ===========       ===========   ===========   ===========

Issuance of common stock for services rendered                      $     2,460       $        --   $        --   $        --
                                                                    ===========       ===========   ===========   ===========

Issuance of warrants with notes payable                             $   594,219       $        --   $   594,219   $        --
                                                                    ===========       ===========   ===========   ===========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                    Years ended July 31, 2004, 2003 and 2002
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2004

(1)   Summary of Significant Accounting Policies

      Business Description

      Alfacell Corporation (the "Company") was incorporated in Delaware on August 24, 1981 for the purpose of engaging in the discovery, investigation and development of a new class of anti-cancer drugs and anti-viral agents. The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

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

      Cash Equivalents

      The Company considers all highly-liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

      Comprehensive Income (Loss)

      The net loss of $5,070,000, $2,411,000 and $2,591,000 recorded for the years ended July 31, 2004, 2003 and 2002, respectively, is equal to the comprehensive loss for those periods in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

      Earnings (Loss) Per Common Share

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options, warrants and conversion of convertible notes would be all anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 14,329,413, 9,663,023 and 9,040,881 at July 31, 2004,
      2003 and 2002, respectively. This excludes the potential dilution that could occur upon the conversion of convertible notes into 1,744,978 common stock and warrants to purchase 2,044,978 shares of common stock.

      Long-Lived Assets

      The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, has not had a material impact on the Company's financial position, operating results or cash flows.

      Stock Option Plans

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25.

      Pursuant to SFAS 123, shares, warrants or options issued in connection with debt financing agreements or to non-employees for services are accounted for based on their fair market value determined using the Black-Scholes option pricing model.

      In accordance with Statement of Financial Accounting Standards No. 148 ("SFAS 148") and SFAS 123, the Company's pro forma option expense is computed using the Black-Scholes option pricing model. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

                                                2004           2003           2002
                                            -----------    -----------    -----------
Net Loss:
  As reported                               $(5,070,307)   $(2,411,532)   $(2,591,162)
  Less total stock-based employee
  compensation expense determined
  under a fair value based method for all
  awards, net of related tax effects         (1,489,721)      (152,598)      (169,708)
                                            -----------    -----------    -----------
  Pro forma                                 $(6,560,028)   $(2,564,130)   $(2,760,870)
                                            ===========    ===========    ===========
Basic and diluted loss per common share:
  As reported                               $     (0.17)   $     (0.10)   $     (0.12)
  Pro forma                                       (0.22)         (0.11)         (0.13)

      Accounting For Warrants Issued With Convertible Debt

      The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses of EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is charged to interest expense over the terms of the notes payable. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

      Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(2)   Liquidity

      The Company has reported net losses of approximately $5,070,000, $2,411,000, and $2,591,000 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. The loss from date of inception, August 24, 1981, to July 31, 2004 amounts to $69,044,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Through September 17, 2004, a significant portion of the Company's financing has been through the sale of its equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, the sale of tax benefits and research

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(2)   Liquidity, (Continued)

      products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. Presently, the Company's cash balance is sufficient to fund its expanded operations at least through October 31, 2005, based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, the Company continues to seek additional capital financing through the sale of equity in private placements, sale of its tax benefits and exercise of stock options and warrants but cannot be sure that it will be able to raise capital on favorable terms or at all.

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

(3)   Property and Equipment

      Property and equipment, at cost, consists of the following at July 31:

                                                                 2004         2003
                                                                 ----         ----
            Laboratory equipment                             $  794,123   $  755,040
            Office equipment                                    260,239      296,105
            Leasehold improvements                               97,833       97,833
                                                             ----------   ----------
            Total                                             1,152,195    1,148,978
            Less accumulated depreciation and amortization    1,095,412    1,136,183
                                                             ----------   ----------
            Property and equipment, net                      $   56,783   $   12,795
                                                             ==========   ==========

(4)   Long-term Debt

      Long-term debt consists of the following at July 31:

                                                                                          2004       2003
                                                                                          ----       ----
      Convertible notes payable, unsecured, unrelated party at 8% and 8.5% interest, net of debt discount of $34,120 at July 31, 2004 and $350,808 at July 31, 2003,
      with maturity dates during fiscal years July 31, 2004 and 2005                    $365,880   $564,192
      Notes payable, unsecured, unrelated party at 8% interest and due as  follows:
      $100,000 due December 4, 2003, $100,000 due February17, 2004 and $100,000 due
      March 29, 2004                                                                          --    300,000
      Note payable, in monthly installments of $1,459, including principal and interest commencing April 2000 and each month thereafter until March 2005,
      collateralized by equipment                                                          6,731     15,404
                                                                                        --------   --------
                                                                                         372,611    879,596
      Less current portion                                                               372,611    637,080
                                                                                        --------   --------
                                                                                        $     --   $242,516
                                                                                        ========   ========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(4)   Long-term Debt, (Continued)

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable mature on various dates from April 2004 through May 2005 and are convertible into the Company's common stock at conversion prices ranging from $0.20 to $0.50 per share and an equal number of five year warrants at an exercise price of $1.00 per share. With the issuance of the notes payable, the Company issued to the unrelated parties five year warrants to purchase an aggregate of 665,000 shares of the Company's common stock at an exercise price of $0.60 per share. In addition, the Company has issued or will issue on the due date of the notes payable five year warrants to purchase an aggregate of 915,000 shares of the Company's common stock at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices.

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

      During the fiscal year ended July 31, 2004, the principal and accrued interest of the notes payable in an aggregate amount of $927,872 were converted resulting in the issuance of 3,042,817 shares of common stock and 3,733,839 five year warrants with exercise prices ranging from $1.00 to $1.10 per share.

      The notes require principal payments in each of the years subsequent to July 31, 2004 as follows:

                        Year Ending July 31,              Amount
                        --------------------              ------

                                2005                    $ 400,000

(5)   Related Party

      Amounts due from the Company's CEO totaling $151,815 and $142,287 at July 31, 2004 and 2003, respectively, are classified as a long-term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the fiscal years ended July 31, 2003 and 2004 the Company earned 8% interest in the amount of approximately $9,500 on the unpaid principal balance.

(6)   Note Payable - Convertible Note

      In April 2001, the Company entered into convertible notes payable with certain related and unrelated parties in the aggregate amount of $366,993. The notes were due within ninety (90) days unless the lenders elect to exercise an option to convert the note into the Company's common stock, par value $.001

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(6)   Note Payable - Convertible Note, (Continued)

      per share at a conversion price of $0.90 per share (the estimated fair market value of the stock based on the average of the high and low trade prices of the Company's common stock for the ten (10) trading days preceding the loan date). In addition, upon conversion, the lender would receive a three-year warrant for each share of converted common stock at an exercise price of $2.50 per share that will expire on July 7, 2004. The estimated value of the warrants of $133,793, using the Black-Scholes options-pricing model, was recorded as interest expense over the original ninety day note term. In July 2001, an aggregate of $297,000 note payables were converted which resulted in the issuance of 330,000 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. An aggregate balance of the convertible notes in the amount of $69,993 was renewed for one hundred twenty (120) days for the same conversion price of $0.90 per share. In addition, upon conversion, the lender would receive a five-year warrant for each share of converted common stock at an exercise price of $1.50 per share. The estimated value of the warrants of $45,000, using the Black-Scholes options-pricing model, was treated as a debt discount which accreted as interest expense over the one hundred twenty day note term through October 31, 2001. In October 2001, an aggregate of $64,993 notes payable were converted which resulted in the issuance of 72,214 shares of the Company's common stock. In addition, upon conversion, the Company issued the agreed five-year warrants to purchase an aggregate of 72,214 shares of common stock at an exercise price of $1.50 per share. Also, in October 2001, the Company's Board of Directors approved the change in the exercise price of the 330,000 warrants issued to related parties upon conversion of notes from $2.50 per share to $1.50 per share and changed the expiration date to July 7, 2006, to conform with the private placements to unrelated parties.

(7)   Leases

      The Company leases its facility on a month-to-month basis. Rent expense charged to operations was $136,000 in each of 2004, 2003 and 2002.

(8)   Stockholders' Equity

      On September 1, 1981, the Company issued 712,500 shares of common stock (1,068,750 shares adjusted for the stock split on September 8, 1982) to officers and stockholders in exchange for equipment, research and development services, stock registration costs, reimbursement of expenses and other miscellaneous services. The common stock issued for services was recorded at the estimated fair value of services rendered based upon the Board of Directors' determination and ratification of the value of services. Equipment received in exchange for common stock was recorded at the transferor's cost. Common stock issued for reimbursement of expenses was recorded based upon expenses incurred. All values assigned for expenses and services rendered were charged to operations except for stock registration costs, which were charged against proceeds.

      On July 30, 1982, the Company sold 82,143 shares of common stock (123,214 shares adjusted to reflect the stock split on September 8, 1982) to a private investor at a price of $1.40 per share, resulting in net proceeds to the Company of approximately $108,500.

      On September 8, 1982, the Company declared a 3-for-2 stock split. Shares previously issued by the Company were restated in accordance with the stock split.

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

      In connection with the public offering, the Company sold 60,000 five-year purchase warrants to the underwriters at a price of $.001 per warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $3.00. Pursuant to the antidilution provisions of the warrants, the underwriters received warrants to purchase 67,415 shares at an exercise price of $2.67 per share. By July 31, 1986, all such warrants were exercised and the Company received proceeds of approximately $180,000.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 1988, the Company issued 206,429 shares of common stock for payment of legal and consulting services. The Company also issued 12,500 shares of common stock in connection with the settlement of certain litigation. The fair value of such shares was charged to operations.

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

      During the fiscal year ended July 31, 1990, the Company issued 52,463 shares of common stock for payment of legal and consulting services and 50,000 shares of common stock in connection with the settlement of certain litigation.. The fair value of the common stock was charged to operations.

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

      During the fiscal year ended July 31, 1995, 185,000 shares of common stock were issued upon the exercise of stock options by unrelated parties, resulting in net proceeds to the Company of $437,200. The exercise prices of the options ranged from $2.27 to $2.50, which had been reduced from $3.50 and $5.00, respectively, during fiscal 1995.

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

      In June 1996, the Company issued 10,000 five-year stock options as payment for services rendered. The options vested immediately and had an exercise price of $4.95 per share. The Company recorded research and development expense of $28,260, which was the fair value of the stock options on the date of issuance. The options expired during the fiscal year ended July 31, 2001.

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

      In August 1996, the Company issued 10,000 stock options with an exercise price of $4.69 per share exercisable for five years as payment for services to be rendered. An equal portion of these options vested monthly for one year commencing September 1, 1996. The Company recorded general and administrative expense of $27,900, which was the fair value of the stock options on the date of issuance. The options expired during the fiscal year ended July 31, 2002.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      In March 1997, the Company issued 112,000 shares of common stock at $4.50 per share in a private placement to an investor resulting in net proceeds of $504,000 to the Company.

      In May 1997, the Company issued 100,000 stock options to Dr. Stephen Carter, a director, with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options vested as follows: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The Company recorded a total research and development expense of $353,400, which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 2002. Of these options, 30,000 expired as of the fiscal year ended July 31, 2004.

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

      In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options vested as follows: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. A total general and administrative expense of $185,600 was amortized on a straight -line basis over a five-year period, which commenced in October 1997. Of these options, 20,000 expired as of the fiscal year ended July 31, 2004.

      In October 1997, the Company issued 12,000 five-year stock options to a consultant with an exercise price of $3.91 per share as payment for services to be rendered. An equal portion of these options vested monthly and were amortized over a one-year period which commenced in October 1997. In May 1998, the Company terminated the services of the consultant, which resulted in the cancellation of 5,000 options. The Company recorded a total research and development expense for the remaining 7,000 options in the amount of $15,800, based upon the fair value of such options on the date of issuance, amortized on a straight-line basis over the vesting period of the grant. These options expired during the fiscal year ended July 31, 2003.

      On December 9, 1997, the stockholders authorized the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 from 25,000,000 shares to 40,000,000 shares.

      On December 9, 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan"). The total number of shares of common stock authorized for issuance upon exercise of options granted under the 1997 Plan was 2,000,000. Options are granted at fair market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.

      On January 23, 1998, the Securities and Exchange Commission (the "SEC") declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the "Earlier Private Placements"), (ii) an aggregate of 409,745 shares were issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions. As a result of the delisting of the Company's Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which was declared effective in February 2002.

      In February 1998, the Company completed a Private Placement primarily to institutional investors, which resulted in the issuance of 1,168,575 units at a unit price of $4.00. Each unit consisted of two (2) shares of the Company's common stock, par value $.001 per share and one (1) three-year warrant to purchase one (1) share of common stock at an exercise price of $2.50 per share. The Company received net proceeds of approximately $4,202,000. The placement agent received warrants to purchase an additional 116,858 units comprised of the same securities sold to investors at an exercise price of $4.40 per unit as part of its compensation. In May 2001, the expiration date of these warrants was extended from May 19, 2001 to August 17, 2001. The warrants expired on August 17, 2001.

      In March 1998, the Company converted an outstanding payable into 50,000 shares of the Company's Common Stock. The fair value of the Common Stock approximated the outstanding payable amount of $100,000.

      In March 1998, the Company issued 75,000 stock options to a director with an exercise price of $2.80 per share as payment for non-board related services rendered. These options vested as follows: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on March 24, 2003. A total general and administrative expense of $138,100 was amortized on a straight-line basis over a five-year period, which commenced in March 1998. As of July 31, 2003, the expense was fully. Of these options, 10,000 expired during the fiscal year ended July 31, 2003 and 65,000 were exercised during the fiscal year ended July 31, 2004.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 1998, the Company issued 833 three-year stock options as payment for services rendered in August 1997. The options vested thirty days from the issuance date and had an exercise price of $4.47 per share. The total general and administrative expense recorded for these options was $1,700, based upon the fair value of such options on the date of issuance. These options expired in August 2000.

      During the fiscal year ended July 31, 1998, the Company issued 15,000 three-year stock options with an exercise price of $4.15 per share as payment for services. An equal portion of these options vested monthly and a total general and administrative expense of $30,000 was amortized over a one-year period which commenced September 1997. The Company also issued 5,000 three-year stock options with an exercise price of $4.15 per share as payment for services. Of these options, 833 vested monthly for five months commencing September 30, 1997 and 835 vested on the last day of the sixth month. Total general and administrative expense of $9,700 was amortized over a six-month period which commenced September 1997. As of July 31, 1998, the Company recorded general and administrative expense of $37,100, based upon the fair value of the 20,000 stock options on the date of the issuance, amortized on a straight-line basis over the vesting periods of the grants. These options expired three years after they vested.

      During the fiscal year ended July 31, 1998, 4,950 shares of common stock were issued upon the exercise of warrants by unrelated parties, resulting in net proceeds of approximately $11,100 to the Company. The exercise prices of the warrants ranged from $2.20 to $2.50 per share.

      On October 1, 1998 (the "Effective Date"), the Company entered into an agreement with a consultant (the "Agreement"), resulting in the issuance of 200,000 five-year stock options with an exercise price of $1.00 per share as payment for services to be rendered. These options vested as follows: an aggregate of 20,000 vested on October 1, 1999; an aggregate of 2,500 of such options vested on the last day of each month over the first twelve months after the Effective Date of the Agreement; the remaining 150,000 options vested on the third anniversary of the Effective Date of the Agreement. The Company recorded approximately $49,300 of general and administrative expense based upon the fair value of the vested options through July 31, 2000. During the fiscal year ended July 31 2000, the Agreement was terminated which resulted in the cancellation of 150,000 options. The remaining 50,000 options were exercised during the fiscal year ended July 31, 2004, which resulted in gross proceeds of $50,000 to the Company.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2000, the Company issued 95,000 shares of common stock upon the exercise of stock options by unrelated parties, which resulted in gross proceeds of $45,850 to the Company. The exercise prices of the options ranged from $0.43 to $1.43.

      During the fiscal year ended July 31, 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $548,300 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 875,000 shares of common stock, inclusive of additional warrants issued so that all investors in the private placements received substantially the same securities, at per share exercise prices ranging from $1.03 to $4.55. Of these warrants, 437,500 expired in May 2003 and the balance have an expiration date of May 2005.

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

      During the fiscal year ended July 31, 2001, the Company issued 165,555 shares of common stock upon the exercise of stock options by related parties, which resulted in gross proceeds of $83,700 to the Company. The per share exercise prices of the options ranged from $0.29 to $0.85.

      During the fiscal year ended July 31, 2001, the Company issued 50,000 five-year stock options to a director as payment for non-board related services. These options vested immediately and had an exercise price of $0.90 per share. The Company recorded general and administrative expense of $31,600, which was the fair market value of the options using the Black-Scholes options-pricing model on the date of issuance. These options were exercised during the fiscal year ended July 31, 2004.

      During the fiscal year ended July 31, 2001, the Company issued 330,000 shares of common stock upon the conversion of convertible notes from related parties at $0.90 per share. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. The estimated value of these warrants in the amount of $108,900 was recorded by the Company as interest expense during the fiscal year ended July 31, 2001. In October 2001, the board of directors approved a change of the 330,000 warrants from three-year warrants to five-year warrants and the exercise price from $2.50 per share to $1.50 per share to conform with private placements to unrelated parties.

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

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 85,221 five-year stock options as payment for services rendered. The options vested immediately and had a per share exercise prices of $0.75 as to 70,000 stock options and $0.94 as to 15,221 stock options. The Company recorded an aggregate total of $40,747 non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options-pricing model. Of these options, 65,000 were exercised during the fiscal year ended July 31, 2004.

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

      During the fiscal year ended July 31, 2002, the Company issued warrants to purchase 1,500,000 shares ofcommon stock to Roan Meyers Associates L.P. for an aggregate warrant purchase price of $1,500 in connection with the engagement of Roan Meyers to render advisory services. Of these warrants, 250,000 were exercisable at $.50 per share, 650,000 were exercisable at $1.00 per share and 600,000 were exercisable at $1.50 per share. In February 2002, the Company recorded an expense equal to the fair market value of the first 500,000 warrants which vested immediately, based upon the fair value of such warrants as estimated by Black-Scholes pricing model ($153,300), less the $1,500 received from the sale of the warrants. The remaining 1,000,000 warrants were to become exercisable if Roan Meyers was successful in helping the Company raise capital. However, Roan Meyers was not successful in raising additional capital from a third party. During the fiscal year ended July 31, 2002, Roan Meyers exercised warrants to purchase an aggregate of 186,000 shares of common stock, at an exercise price of $0.50 per share, resulting in aggregate gross proceeds of $93,000 to the Company. During the fiscal year ended July 31, 2003, the vesting of the 600,000 warrants was amended to vest immediately and the exercise price was amended from $1.50 to $0.50 per share due to the price change of the Company's common stock.Roan Meyers exercised these warrants and was issued 600,000 shares of common stock. The Company also issued 40,000 shares of common stock upon the exercise of warrants by Roan Meyers at an exercise price of $.50 per share. The Company realized aggregate gross proceeds of $320,000 from these capital raising transactions. During the fiscal year ended July 31, 2004, the exercise price of 250,000 warrants was amended from $1.00 to $0.50 per share due to the price change of the Company's common stock and the vesting of the 400,000 warrants was amended to vest immediately. Roan Meyers exercised the remaining 674,000 warrants which resulted in the issuance of 674,000 shares of common stock by the Company. The Company realized gross proceeds of $537,000 in this capital raising transaction.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2002, the Company issued a note payable to an unrelated party in an aggregate amount of $300,000. The note was due in thirty days bearing interest at 8% per annum. In addition, the lender received warrants to purchase 300,000 shares of common stock at an exercise price of $0.60 per share. The total non-cash interest expense recorded for these warrants was $40,690, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. The notes were extended for eighteen months at a conversion price of $0.40 per share plus a five-year warrant for each share of the Company's common stock issued upon conversion at an exercise price of $1.00 per share. These notes were converted in fiscal year 2004.

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

      During the fiscal year ended July 31, 2003, the Company issued 25,000 five-year stock options to an unrelated party as an incentive for lending the Company an aggregate of $25,000, which was fully paid as of April 30, 2003. The stock options vested immediately and have an exercise price of $0.23 per share. The total non-cash interest expense recorded for these stock options was $2,503. In addition, the Company issued 140,000 five-year stock options for services rendered. These stock options vested immediately and have exercise prices of $0.84 and $1.25 per share. The total non-cash charge relating to these options was $55,437. The total value of these options was based upon the fair value of such options on the date of issuance as estimated by the Black-Scholes options-pricing model. Of these options, 20,000 were exercised during the fiscal year ended July 31, 2004.

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable mature on various dates from April 2004 through May 2005 and are convertible into the Company's common stock at conversion prices ranging from $0.20 to $0.50 per share and an equal number of five year warrants with an exercise price of $1.00 per share. With the issuance of the notes payable, the Company issued to the unrelated parties five year warrants to purchase an aggregate of 665,000 shares of the Company's common stock, at an exercise price of $0.60 per share. In addition, the Company has issued or will issue on the due date of the notes payable five year warrants to purchase an aggregate of 915,000 shares of the Company's common stock at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $219,259 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company also increased its additional paid-in capital and debt discount by $374,960 for beneficial conversion rights issued in connection with the issuances of these notes (see note 4).

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

      On January 14, 2004, at the Company's annual meeting of stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized from 40,000,000 to 100,000,000. Since no notes payable had been converted as of such date, the terms of the Company's notes payable relating to conversion and exercise which was amended to authorize conversion to Series A Preferred Stock because of an insufficient number of authorized shares of common stock available for issuance upon conversion, reverted to their original terms so that they were again convertible into shares of common stock, rather than shares of Series A Preferred Stock.

      On January 14, 2004, at the Company's annual meeting of stockholders, the Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan"). The total number of shares of common stock authorized for issuance under the 2004 Plan is 8,500,000.

      During the fiscal year ended July 31, 2004, the Company issued an aggregate of 120,000 shares of common stock to private investors resulting in aggregate gross proceeds of $60,000 to the Company. In addition, the private investors were granted five-year warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share.

      During the fiscal year ended July 31, 2004, the Company issued 3,996 five-year stock options to a consultant as payment for services rendered. The options vested immediately and have a per share exercise price of $0.60. The Company recorded a total of $5,235 of non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options pricing model. These options were exercised during the fiscal year ended July 31, 2004 resulting in gross proceeds of $2,398 to the Company.

      During the fiscal year ended July 31, 2004, the Company entered into a two-part financing agreement with SF Capital Partners, Ltd. for the private placement of 1,704,546 shares of common stock and warrants to purchase 852,273 shares of common stock, at an exercise price of $1.50 per share. As consideration, the Company received $1,500,000. In addition, the Company granted SF Capital Partners, Ltd. a warrant to invest an additional $1,500,000 to purchase the Company's common stock at an exercise price based upon a 20-day trailing average of the closing price per share of the Company's common stock (the "Additional Warrants"). During the fiscal year ended July 31, 2004, SF Capital Partners, Ltd. exercised the Additional Warrants at a 20-day trailing average exercise price of $3.96 which resulted in gross proceeds of $1,500,000 and the issuance of 379,170 shares of common stock and an Exercise Warrant to purchase an additional 189,585 shares of common stock at a per share exercise price of $4.75. The Company also issued an aggregate of 53,876 shares of restricted common stock to a third party as finder's fee.

      During the fiscal year ended July 31, 2004, the Company issued 25,000 five-year stock options to a board member as payment for non-board related services and 110,000 five-year stock options to various consultants for services rendered. The options vested immediately and have a per share exercise price of $3.46. The Company recorded a total of $275,377 non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options pricing model.

      During the fiscal year ended July 31, 2004, the Company issued an aggregate of 14,703 restricted shares

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

      of common stock as payment of accounts payable in the amount of $52,176.

(8)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2004, the Company issued an aggregate of 75,000 restricted shares of common stock as payment for services rendered in an aggregate amount of $288,500.

      During the fiscal year ended July 31, 2004, the Company issued 1,210,654 shares of common stock to an existing institutional investor, resulting in gross proceeds of $10,000,000 to the Company. In addition, the institutional investor was granted five-year warrants to purchase 1,210,654 shares of Common Stock at an exercise price of $12.39 per share. The Company paid a 5% finder's fee to a third party in connection with the private placement, which included a five-year warrant to purchase 60,533 shares of common stock at an exercise price of $12.39 per share.

      During the fiscal year ended July 31, 2004, the Company increased its outstanding shares by 40,000 shares of common stock for replacement of previously issued stock.

      During the fiscal year ended July 31, 2004, the Company issued an aggregate 3,042,817 shares of restricted Common Stock and five-year warrants to purchase 3,733,839 shares of common stock with exercise prices ranging from $1.00 to $1.10 per share upon the conversion of notes payable and accrued interest in the amount of approximately $927,872.

      During the fiscal year ended July 31, 2004, the Company issued an aggregate of 2,676,994 shares of common stock upon the exercise of warrants by unrelated parties and stock options by unrelated parties, employees, a director and former director at per share exercise prices ranging from $0.26 to $4.74. The Company realized aggregate gross proceeds of $2,656,099 from these exercises.

      During the fiscal year ended July 31, 2004, the Company incurred an aggregate of $824,022 of costs relating to various private placements.

(9)   Common Stock Warrants

      During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and have since expired.

      The following table summarizes the activity of common stock warrants issued in connection with the Private Placements completed in fiscal years 1994 through 2004:

                                                        Warrants   Exercise Price     Expiration
                                                        --------   --------------     ----------
      Sold in March 1994 Private Placement               800,000       $5.00      3/21/97 to 6/21/97
                                                         -------

      Outstanding at July 31, 1994                       800,000        5.00      3/21/97 to 6/21/97

      Sold in September 1994 Private Placement           288,506        5.50      12/9/97 to 12/14/97
      Sold in October 1994 Private Placement              40,000        5.50            1/21/98
      Sold in September 1995 Private Placement            47,405        4.00            10/1/98
                                                         -------

      Outstanding and exercisable at July 31, 1995     1,175,911     4.00 - 5.50    3/21/97 to 10/1/98

      Issued to bank in connection with an amendment
      to the Company's term loan                          10,000        4.19            8/31/97
      Sold in September 1995 Private Placement             8,540        4.00            10/1/98
      Sold in June 1996 Private Placement                313,800        7.50      8/29/99 to 9/10/99
                                                         -------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Common Stock Warrants, (Continued)

                                                                       Warrants    Exercise Price       Expiration
                                                                       --------    --------------       ----------
      Outstanding and exercisable at July 31, 1996                      1,508,251    4.00 - 7.50    3/21/97 to 9/10/99

      Exercised                                                          (147,450)       5.00       3/21/97 to 6/21/97
      Expired                                                            (652,550)       5.00       3/21/97 to 6/21/97
                                                                        ---------
      Outstanding and exercisable at July 31, 1997                        708,251    4.00 - 7.50    12/9/97 to 9/10/99

      Sold in February 1998 Private Placement                           1,168,575        2.50             8/17/01
      Issued to the Placement Agent in connection with the
      February 1998 Private placement (see note 8)                        350,574    2.20 - 2.50          8/17/01
      Exercised                                                            (4,950)   2.20 - 2.50          5/19/01
      Expired                                                            (338,506)   4.19 - 5.50    8/31/97 to 1/21/98
                                                                        ---------

      Outstanding and exercisable at July 31, 1998                      1,883,944    2.20 - 7.50    10/1/98 to 8/17/01
      Expired                                                             (55,945)       4.00             10/1/98
      Sold in February 2000 Private Placement                             875,000    1.03 - 4.55    5/28/03 to 5/28/05
      Expired                                                            (313,800)       7.50       8/30/99 to 9/11/99
                                                                        ---------

      Outstanding and exercisable at July 31, 2000                      2,389,199    1.03 - 4.55    5/19/01 to 5/28/05

      Sold in various private placements                                  696,665    1.50 - 3.00    7/07/04 to 10/30/06
      Issued to related parties upon conversion of note payable           330,000        1.50             7/07/06
                                                                        ---------

      Outstanding and exercisable at July 31, 2001                      3,415,864    1.03 - 4.55    8/17/01 to 10/30/06

      Expired                                                          (1,514,199)   2.20 - 2.50          8/17/01
      Sold in various private placements                                2,673,422    0.75 - 1.50    11/03/06 to 9/10/07
      Issued to vendor upon settlement of accounts payable
                                                                           55,556        1.50             8/15/06
      Issued to unrelated party for advisory services                   1,500,000    0.50 - 1.50          2/6/07
      Exercised                                                          (186,000)       0.50             2/6/07
      Issued to unrelated parties upon conversion of notes payable         72,214        1.50            10/31/06
      Issued to unrelated parties in connection with notes payable        300,000        0.60       11/13/06 - 7/29/07
                                                                        ---------

      Outstanding and exercisable at July 31, 2002                      6,316,857    0.50 - 4.55    5/28/03 to 9/10/07

      Expired                                                            (437,500)   1.03 - 3.25          5/28/03
      Sold in various private placements                                1,315,000    1.00 - 1.50    1/24/08 to 10/31/08
      Exercised                                                          (640,000)       0.50              2/6/07
      Issued to unrelated parties in connection with notes payable        665,000        0.60        9/6/07 - 3/14/08
                                                                        ---------

      Outstanding and exercisable at July 31, 2003                      7,219,357    0.50 - 4.55    5/28/05 to 10/31/08

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Common Stock Warrants, (Continued)

                                                                       Warrants           Exercise Price            Expiration
                                                                       --------           --------------            ----------
       Sold in various private placements                               2,372,512          1.25 - 12.39          9/3/08 to 5/9/09
       Exercised                                                       (2,014,273)         0.50 - 1.50          2/6/07 to 10/31/08
       Issued to third party as finder's fee                               60,533             12.39                   5/9/09

       Issued to unrelated and unrelated parties in connection
       with conversion of notes payable                                 3,733,839          1.00 - 1.10          12/4/08 - 7/15/09
                                                                        ---------

       Outstanding and exercisable at July 31, 2004                    11,371,968         $0.50 - $12.39        5/28/05 to 7/15/09
                                                                       ==========         ==============

(10)  Stock Options

      2004 Stock Incentive Plan

      The Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan") totaling 8,500,000 shares, which provides that options may be granted to employees, directors and consultants. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the 2004 Plan. Options granted under the 2004 Plan are granted at market value on the date of the grant, the term, time and method of exercise of which are fixed by the Board of Directors or a committee thereof.

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

      1993 Stock Option Plan

      The Company's stockholders approved the 1993 stock option plan totaling 3,000,000 shares, which provide that options may be granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date. This plan expired in November 2003 except to the extent there are outstanding options.

      As of fiscal year ended July 31, 1994, 1,703,159 options were granted under the 1993 stock option plan.

      The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2004:

                                      Shares
                                     Available       Options         Weighted Average
                                     for Grant     Outstanding    Exercise Price Per Share
                                     ---------     -----------    ------------------------
      Balance August 1, 1994         1,926,841      5,935,337              $3.76
         Granted                      (818,850)       818,850               2.60
         Exercised                          --       (185,000)              2.36
         Canceled                           --     (1,897,500)              4.30
                                     ---------      ---------
      Balance August 1, 1995         1,107,991      4,671,687               3.39
         Granted                      (296,205)       296,205               3.99
         Exercised                          --       (656,334)              2.92
         Canceled                        6,500       (235,333)              4.89
                                     ---------      ---------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(10)  Stock Options, (Continued)

                                              Shares
                                             Available       Options         Weighted Average
                                             for Grant     Outstanding    Exercise Price Per Share
                                             ---------     -----------    ------------------------
      Balance July 31, 1996                    818,286      4,076,225                3.43
           1997 Plan                         2,000,000             --                  --
           Granted                            (932,500)       932,500                4.90
           Exercised                                --       (639,500)               3.82
           Canceled                            484,845       (484,845)               4.70
                                            ----------     ----------
      Balance July 31, 1997                  2,370,631      3,884,380                3.56
           Granted                            (234,333)       234,333                3.31
           Canceled                             91,100        (91,100)               3.81
                                            ----------     ----------
      Balance July 31, 1998                  2,227,398      4,027,613                3.54
           Granted                            (595,000)       595,000                0.62
           Canceled                            443,934       (555,737)               3.97
                                            ----------     ----------
      Balance July 31, 1999                  2,076,332      4,066,876                3.05
           Granted                            (827,000)       827,000                0.52
           Exercised                                --        (95,000)               0.48
           Canceled                            638,395     (1,031,880)               2.73
                                            ----------     ----------
      Balance July 31, 2000                  1,887,727      3,766,996                2.65
           Granted                            (447,000)       447,000                0.85
           Exercised                                --       (165,555)               0.51
           Canceled                            774,315     (1,018,557)               3.42
                                            ----------     ----------
      Balance July 31, 2001                  2,215,042      3,029,884                2.24
           Granted                            (544,221)       544,221                0.69
           Exercised                                --             --                  --
           Canceled                            655,840       (900,081)               2.31
                                            ----------     ----------
      Balance July 31, 2002                  2,326,661      2,674,024                1.90
           Granted                            (630,000)       630,000                0.50
           Exercised                                --       (124,000)               0.47
           Canceled                            485,118       (736,358)               3.09
                                            ----------     ----------
      Balance July 31, 2003                  2,181,779      2,443,666                1.26
           2004 Stock Incentive Plan         8,500,000             --                  --
           Granted                          (1,388,996)     1,388,996                5.03
           Exercised                                --       (666,717)               0.98
           Canceled                           (262,783)      (208,500)               3.20
                                            ----------     ----------
      Balance July 31, 2004                  9,030,000      2,957,445               $2.95
                                            ==========     ==========               =====

      The stock options granted in fiscal year ended July 31, 2000 included an aggregate total of 75,000 stock options issued to the Company's outside Board of Directors and an aggregate total of 350,000 stock options issued to the employees of the Company, which will vest and become exercisable upon certain milestones, or these options will terminate, and the employees must be actively employed by the Company through the date of the achievement of the milestones. Compensation expense, if any, will be determined based on the Company's stock price on the vesting date relative to the options exercise price. No compensation expense was recognized in the four fiscal years ended July 31, 2004. An aggregate of 50,000 options issued to the Company's outside Board of Directors were exercised during the fiscal year 2001. The 350,000 stock options issued to the employees expired during the fiscal year ended July 31, 2002. The options outstanding at July 31, 2004 will expire between October 17, 2004 and June 1, 2014.

      The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2004, 2003 and 2002 were $4.36, $0.21 and $0.40, respectively. The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Options, (Continued)

                                                2004         2003         2002
                                                ----         ----         ----
      Expected dividend yield                      0%           0%           0%
      Risk-free interest rate                   4.00%        2.00%        5.50%
      Expected stock price volatility           78.0%        77.8%        88.7%
      Expected term until exercise (years)      6.86         5.50         5.60

      The following table summarizes information concerning options outstanding at July 31, 2004:

                                Options Outstanding                                Options Exercisable
        -----------------------------------------------------------------       ---------------------------
                                           Weighted Average      Weighted                        Weighted
                                              Remaining          Average                         Average
            Range of                         Contractual         Exercise                        Exercise
        Exercise Prices          Shares      Term (Years)         Price             Shares         Price
        ---------------          ------      ------------         -----             ------         -----
         $ 0.00 - 1.99         1,672,945         4.15            $ 0.80            1,099,945      $ 0.75
           2.00 - 2.99            20,000         0.94              2.45                   --          --
           3.00 - 3.99           276,250         4.21              3.59              190,000        3.52
           4.00 - 4.99           437,000         8.88              4.73               87,000        4.67
           5.00 - 5.99            90,000         2.00              5.18               90,000        5.18
           8.00 - 8.99           461,250         8.10              8.28              150,000        8.10
           ===========         ---------         ====              ====            ---------        ====
                               2,957,445                                           1,616,945
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

      Non-Qualified Stock Options

      The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                                        Shares         Price Range
                                                                        ------         -----------
      Granted                                                        1,782,000         $ 3.00-3.87
      Exercised                                                       (276,989)          3.00-3.50
      Canceled                                                        (106,000)          3.00-3.50
      Expired                                                         (649,011)          3.00-3.50
      Granted pursuant to conversion of certain liabilities:
        Related party                                                1,324,014                3.20
        Unrelated party                                                 73,804                3.20
      Repurchased stock options                                       (102,807)               3.20
                                                                    ----------         -----------
      Balance at July 31, 1994                                       2,045,011         $ 3.20-3.87
                                                                    ==========         ===========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)   Stock Options, (Continued)

      In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                  Shares         Price Range
                                                                  ------         -----------
      Granted (42,167 options were repriced and extended)         894,887         $ 2.50-7.00
      Exercised                                                   (81,000)          3.97-6.50
      Expired                                                    (201,720)          3.97-6.50
                                                                 --------         -----------
      Balance at July 31, 1994                                    612,167         $ 2.50-7.00
                                                                 ========         ===========

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

            The stock option activity is as follows:

                                                                    Shares           Price Range
                                                                    ------           -----------
      Granted, February 14, 1989                                   3,460,000         $ 3.50-5.00
      Options issued in connection with share purchase                36,365                2.75
      Expired                                                     (1,911,365)          2.75-5.00
      Canceled                                                       (10,000)               5.00
                                                                 -----------         -----------
      Balance at July 31, 1994                                     1,575,000         $ 3.50-5.00
                                                                 ===========         ===========

(11)  Stock Grant and Compensation Plans

            The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said plan, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan, and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:

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

      Compensation expense is recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal year ended 1999 and the plan expired in 1999.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(12)  Income Taxes, (Continued)

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted the Company to sell approximately $261,000. The Company received approximately $222,000 from the sale of the $261,000 of tax benefits, which the Company recognized as tax benefits for the fiscal year ended July 31, 2004.

      For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company had approximately $1,373,000 total available tax benefits that were saleable, of which New Jersey permitted the Company to sell approximately $273,000. The Company received approximately $231,000 from the sale of the $273,000 of tax benefits, which the Company recognized as tax benefits for fiscal 2003.

      For the state fiscal year 2002 (July 1, 2001 to June 30, 2002), the Company had approximately $1,535,000 total available tax benefits that were saleable, of which New Jersey permitted the Company to sell approximately $426,000. The Company received approximately $354,000 from the sale of the $426,000 of tax benefits, which the Company recognized as tax benefits for fiscal 2002.

      If still available under New Jersey law, the Company will attempt to sell the remaining $1,117,000 of its tax benefits, between July 1, 2004 and June 30, 2005. This amount, which is a carryover of its remaining tax benefits from state fiscal year 2004, may increase if the Company incurs additional tax benefits during state fiscal year 2005. The Company can not estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much money it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

      At July 31, 2004 and 2003, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                                             2004                 2003
                                                                                             ----                 ----
      Deferred tax assets:
             Excess of book over tax depreciation and amortization                       $     27,016         $     46,605
             Accrued expenses and other                                                       120,910              392,838
             Federal and state net operating loss carryforwards                            17,322,364           14,433,485
             Research and experimentation and investment tax credit carryforwards           1,425,860            1,185,883
                                                                                         ------------         ------------
      Total gross deferred tax assets                                                      18,896,150           16,058,811
      Valuation allowance                                                                 (18,896,150)         (16,058,811)
                                                                                         ------------         ------------
      Net deferred tax assets                                                            $         --         $         --
                                                                                         ============         ============

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance. In 2004, 2003 and 2002 the valuation allowance increased by $2,837,000, decreased by $205,000 and increased by $178,000, respectively.

      At July 31, 2004, the Company has federal net operating loss carryforwards of approximately $47,326,000 that expire in the years 2005 to 2024. The Company also has research and experimentation tax credit carryforwards of approximately $1,426,000 that expire in the years 2005 to 2024. Ultimate utilization/availability of such net operating losses and credits may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(13)  Other Financial Information

      Accrued expenses as of July 31, consist of the following:

                                              2004            2003
                                              ----            ----

           Payroll and payroll taxes      $   44,112      $  884,808
           Professional fees                  92,768          38,351
           Clinical trial grants             319,338         379,342
           Other                             168,987         105,477
                                          ----------      ----------
                                          $  625,205      $1,407,978
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

      Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2004:

      --------------------------------------------------------------------------
                                                     Payments Due by Fiscal Year
      --------------------------------------------------------------------------
                                                                     2006 and
                                            Total        2005       Thereafter
                                            -----        ----       ----------
      --------------------------------------------------------------------------
      Research and development             $72,398     $72,398      $        -0-
                                           -------     -------      -----------
      --------------------------------------------------------------------------
      Operating lease                       13,100      13,100               -0-
                                           -------     -------      -----------
      --------------------------------------------------------------------------
      Total contractual cash obligations   $85,498     $85,498      $        -0-
                                           =======     =======      ===========
      --------------------------------------------------------------------------

(15)  Research and Development Agreement

      In October 2002, the Company entered into a research collaboration with Wyeth Pharmaceuticals to co-develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using the Company's proprietary technology. This collaboration may result in a licensing agreement between the companies, however, there is no assurance that such agreement will be reached.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(16)  401(K) Savings Plan

      Effective October 1, 1998, the Company adopted a 401(K) Savings Plan (the "Plan"). Qualified employees may participate by contributing up to 6% of their gross earnings to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2004, 2003 and 2002, the Company's contribution to the Plan amounted to $15,690, $24,956 and $25,717, respectively.

(17)  Quarterly Financial Data (Unaudited)

      (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                             2004                                                  2003
                  ------------------------------------------------------------------------------------------------------------
                    First      Second       Third      Fourth      Totals     First    Second     Third    Fourth      Totals
------------------------------------------------------------------------------------------------------------------------------
Investment
  income          $   3.7   $     4.5   $     3.1   $    30.8   $    42.1   $    .1   $    .1   $    --   $   9.7   $     9.9
Other income           --          --          --          --          --      30.0        --        --        --        30.0

Operating  loss    (980.0)   (1,199.6)   (1,350.5)   (1,762.0)   (5,292.1)   (559.4)   (737.4)   (567.7)   (778.4)   (2,642.9)
------------------------------------------------------------------------------------------------------------------------------

Net loss (a)       (758.2)   (1,199.6)   (1,350.5)   (1,762.0)   (5,070.3)   (329.9)   (737.4)   (567.7)   (776.5)   (2,411.5)
------------------------------------------------------------------------------------------------------------------------------

Loss per share -
  basic and
  diluted         $ (0.03)  $   (0.04)  $   (0.05)  $   (0.05)  $   (0.17)  $ (0.01)  $ (0.03)  $ (0.02)  $ (0.04)  $   (0.10)
------------------------------------------------------------------------------------------------------------------------------

(a) Included in the net loss of $758.2 and $329.9 for first quarter 2004 and 2003, are tax benefits of $221.8 and $229.5, respectively, related to the sale of certain state tax operating loss carryforwards.

(18)  Subsequent Events

      In September 2004, the Company issued 320,157 shares of restricted common stock and an aggregate of 420,157 five year warrants for the purchase of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $112,055.

      In September 2004, the Company issued an aggregate of 292,272 shares of restricted common stock upon the exercise of warrants and stock options by a board member and unrelated parties at exercise prices ranging from $0.29 to $1.50 per share and realized gross proceeds of $224,054 from these exercises.