Form 10-Q
period 2004-10-31
ALFACELL CORP
filed 2004-12-10
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       October 31, 2004                                         0-11088
For the quarterly period ended                           Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2369085
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
         organization)

               225 Belleville Avenue, Bloomfield, New Jersey 07003 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (973) 748-8082

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

      The number of shares of common stock, $.001 par value, outstanding as of December 6, 2004 was 35,242,445 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                       October 31, 2004 and July 31, 2004

                                                                                               October 31,           July 31,
                                                                                                   2004                2004
                                     ASSETS                                                    (Unaudited)         (See Note 1)
                                                                                              ------------         ------------
Current assets:
    Cash and cash equivalents                                                                 $  8,699,025         $ 10,147,694
    Receivable from the sale of net operating loss carryforwards                                   287,975                   --
    Other current assets                                                                           389,761               64,771
                                                                                              ------------         ------------
         Total current assets                                                                    9,376,761           10,212,465

Property and equipment, net                                                                         54,522               56,783

Loan receivable, related party                                                                     154,230              151,815
                                                                                              ------------         ------------

         Total assets                                                                         $  9,585,513         $ 10,421,063
                                                                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, net of discount of $10,062 at October 31, 2004 and $34,120
       at July 31, 2004                                                                       $    294,203         $    372,611
    Accounts payable                                                                               555,964              541,600
    Accrued expenses                                                                               612,949              625,205
                                                                                              ------------         ------------

         Total liabilities                                                                       1,463,116            1,539,416
                                                                                              ------------         ------------

Stockholders' equity:
    Preferred stock, $.001 par value;
       Authorized and unissued, 1,000,000 shares at October 31, 2004 and July 31, 2004                  --                   --
    Common stock, $.001 par value;
       Authorized 100,000,000 shares at October 31, 2004 and July 31, 2004;
       Issued and outstanding, 34,994,514 shares at October 31, 2004 and 34,347,885
         shares at July 31, 2004                                                                    34,995               34,348
    Capital in excess of par value                                                              78,212,768           77,891,815
    Deficit accumulated during development stage                                               (70,125,366)         (69,044,516)
                                                                                              ------------         ------------

         Total stockholders' equity                                                              8,122,397            8,881,647
                                                                                              ------------         ------------

         Total liabilities and stockholders' equity                                           $  9,585,513         $ 10,421,063
                                                                                              ============         ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                  Three months ended October 31, 2004 and 2003,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2004

                                   (Unaudited)

                                                         Three Months Ended            August 24, 1981
                                                             October 31,              (Date of Inception)
                                                             -----------                       to
                                                       2004               2003         October 31, 2004
                                                       ----               ----         ----------------
Revenue:
     Sales                                         $         --       $         --       $    553,489
     Investment income                                   29,178              3,700          1,458,291
     Other income                                            --                 --             90,103
                                                   ------------       ------------       ------------
     Total revenue                                       29,178              3,700          2,101,883
                                                   ------------       ------------       ------------

Costs and expenses:
     Cost of sales                                           --                 --            336,495
     Research and development                           921,149            637,197         45,876,061
     General and administrative                         445,597            227,945         24,311,806
     Interest:
         Related parties                                     --                 --          1,147,547
         Others                                          31,257            118,614          2,857,500
                                                   ------------       ------------       ------------
Total costs and expenses                              1,398,003            983,756         74,529,409
                                                   ------------       ------------       ------------

Loss before state tax benefit                        (1,368,825)          (980,056)       (72,427,526)

State tax benefit                                       287,975            221,847          2,302,160
                                                   ------------       ------------       ------------

Net loss                                           $ (1,080,850)      $   (758,209)      $(70,125,366)
                                                   ============       ============       ============

Loss per basic and diluted common share            $      (0.03)      $      (0.03)
                                                   ============       ============

Weighted average number of shares outstanding        34,660,441         26,911,796
                                                   ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 2004 and 2003,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2004

                                   (Unaudited)

                                                                     Three Months Ended            August 24, 1981
                                                                         October 31,             (Date of Inception)
                                                                         -----------                       to
                                                                    2004              2003         October 31, 2004
                                                                    ----              ----         ----------------
Cash flows from operating activities:
  Net loss                                                     $ (1,080,850)      $   (758,209)      $(70,125,366)
  Adjustments to reconcile net loss to
        net cash used in operating activities:
       Gain on sale of marketable securities                             --                 --            (25,963)
       Depreciation and amortization                                  6,209              1,550          1,562,976
       Loss on disposal of property and equipment                        --                 --             18,926
       Noncash operating expenses                                        --              5,235          6,686,724
       Amortization of debt discount                                 24,058             88,542            584,157
       Amortization of deferred compensation                             --                 --         11,442,000
       Amortization of organization costs                                --                 --              4,590
Changes in assets and liabilities:
        Increase in receivable from the sale of net
            operating loss carryforwards                           (287,975)          (221,847)          (287,975)
       Increase in other current assets                            (324,990)           (97,294)          (449,628)
       Increase in loan receivable-related party                     (2,415)            (3,146)           (58,179)
       Increase in interest payable-related party                        --                 --            744,539
       Increase (decrease) in accounts payable                       14,364            (57,239)         1,062,599
       Increase in accrued payroll and
          expenses, related parties                                      --                 --          2,348,145
       Increase (decrease) in accrued expenses                         (202)          (489,744)         1,279,389
                                                               ------------       ------------       ------------
       Net cash used in operating activities                     (1,651,801)        (1,532,152)       (45,213,066)
                                                               ------------       ------------       ------------
Cash flows from investing activities:
       Purchase of marketable equity securities                          --                 --           (290,420)
       Proceeds from sale of marketable equity securities                --                 --            316,383
       Purchase of property and equipment                            (3,948)            (2,251)        (1,464,321)
       Patent costs                                                      --                 --            (97,841)
                                                               ------------       ------------       ------------

Net cash used in investing activities                                (3,948)            (2,251)        (1,536,199)
                                                               ------------       ------------       ------------

                                                                     (continued)

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 2004 and 2003
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2004

                                   (Unaudited)

                                                                             Three Months Ended           August 24, 1981
                                                                                 October 31,                 (Date of
                                                                                 -----------               Inception) to
                                                                            2004              2003       October 31, 2004
                                                                            ----              ----       ----------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                    $         --      $        --      $    874,500
 Payment of short-term borrowings                                                 --               --          (653,500)
 Increase in loans payable - related party, net                                   --               --         2,628,868
 Proceeds from bank debt and other long-term debt, net of
 costs                                                                            --               --         3,667,460
 Reduction of bank debt and long-term debt                                    (2,465)          (1,676)       (2,962,302)
 Proceeds from issuance of common stock, net                                      --        1,527,925        40,750,316
 Proceeds from exercise of stock options and warrants, net                   209,545        1,047,271        10,428,955
  Proceeds from issuance of convertible debentures, related party                 --               --           297,000
 Proceeds from issuance of convertible debentures, unrelated party                --               --           416,993
                                                                        ------------      -----------      ------------
         Net cash provided by financing activities                           207,080        2,573,520        55,448,290
                                                                        ------------      -----------      ------------
Net increase (decrease) in cash and cash equivalents                      (1,448,669)       1,039,117         8,699,025
Cash and cash equivalents at beginning of period                          10,147,694          330,137                --
                                                                        ------------      -----------      ------------
Cash and cash equivalents at end of period                              $  8,699,025      $ 1,369,254      $ 8, 699,025
                                                                        ============      ===========      ============
Supplemental disclosure of cash flow information - interest
 paid                                                                   $        163      $    30,072      $  1,713,876
                                                                        ============      ===========      ============
Noncash financing activities:
 Issuance of convertible subordinated debenture for loan payable
  to officer                                                            $         --      $        --      $  2,725,000
                                                                        ============      ===========      ============
 Issuance of common stock upon the conversion of convertible
  subordinated debentures, related party                                $         --      $        --      $  3,242,000
                                                                        ============      ===========      ============
 Conversion of short-term borrowings to common stock                    $         --      $        --      $    226,000
                                                                        ============      ===========      ============
 Conversion of accrued interest, payroll and expenses by related
  parties to stock options                                              $         --      $        --      $  3,194,969
                                                                        ============      ===========      ============
 Repurchase of stock options from related party                         $         --      $        --      $   (198,417)
                                                                        ============      ===========      ============
 Conversion of accrued interest to stock options                        $         --      $        --      $    142,441
                                                                        ============      ===========      ============
 Conversion of accounts payable to common stock                         $         --      $        --      $    506,725
                                                                        ============      ===========      ============
 Conversion of notes payable, bank and accrued interest
  to long-term debt                                                     $         --      $        --      $  1,699,072
                                                                        ============      ===========      ============
 Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
  accrued payroll and other, related party                              $         --      $        --      $  1,863,514
                                                                        ============      ===========      ============
 Issuance of common stock upon the conversion of convertible
  subordinated debentures, other                                        $    112,055      $        --      $  1,231,920
                                                                        ============      ===========      ============
 Issuance of common stock for services rendered                         $         --      $        --      $      2,460
                                                                        ============      ===========      ============
 Issuance of warrants with notes payable                                $         --      $        --      $    594,219
                                                                        ============      ===========      ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 2004 and its results of operations and cash flows for the three month periods ended October 31, 2004 and 2003 and the period from August 24, 1981 (date of inception) to October 31, 2004. The results of operations for the three months ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-K for the fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission.

      Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended July 31, 2004.

      The Company is a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to developing new drug products. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses of approximately $5,070,000, $2,411,000, and $2,591,000 for the fiscal years ended July 31, 2004, 2003 and
2002, respectively. The loss from date of inception, August 24, 1981, to October 31, 2004 amounts to $70,125,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of net operating loss carryforwards, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through November 30, 2004, a significant portion of the Company's financing has been through the sale of equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, sale of net operating loss carryforwards and research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund its operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital needed on terms which are acceptable, if at all. As of October 31, 2004, the Company's cash balance is sufficient to fund its expanded operations at least through October 31, 2005, based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the US and Europe and other ongoing operations of the Company. However, the Company will continue to seek additional capital financing through the sale of equity in private placements, sale of net operating loss carryforwards and exercise of stock options and warrants but cannot be sure that the Company will be able to raise capital on favorable terms or at all.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION, Continued

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants would be anti-dilutive. The outstanding options and warrants that could dilute earnings per share in future periods were 14,896,098 and 9,565,519 at October 31, 2004 and 2003, respectively. This also excludes the potential dilution that could occur upon the conversion of convertible notes into 1,424,822 shares of common stock and warrants to purchase 1,624,822 shares of common stock.

3.    STOCK-BASED COMPENSATION

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the condensed statements of operations.

      In accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" (SFAS 148) and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company's pro forma option expense is computed using the Black-Scholes option pricing model. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

                                                                                       Three Months Ended
                                                                                           October 31,
                                                                                           -----------
                                                                                      2004              2003
                                                                                      ----              ----
Net loss applicable to common shares
       As reported                                                                $(1,080,850)      $  (758,209)
       Less total stock-based employee compensation expense determined
          under fair value method for all awards, net of related tax effects         (619,271)          (71,179)
                                                                                  -----------       -----------
       Pro forma                                                                  $(1,700,121)      $  (829,388)
                                                                                  ===========       ===========
Basic and diluted loss per common share
       As reported                                                                $     (0.03)      $     (0.03)
       Pro forma                                                                        (0.05)            (0.03)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                                      Three Months Ended
                                                         October 31,
                                                         -----------
                                                    2004            2003
                                                    ----            ----

      Expected dividend yield                          0%            0%
      Risk-free interest rate                       4.25%          2% - 6%
      Expected stock price volatility                100%      40.79% - 114.54%

      Expected term until exercise (years)          7.02            6.53

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $154,230 and $151,815 at October 31, 2004 and July 31, 2004, respectively, are classified as a long-term asset as the loans have no specified due dates, and the Company does not expect repayment of these amounts within one year. The Company earns interest at a rate of 8% per annum on the unpaid principal balance.

5.    CAPITAL STOCK

      During the quarter ended October 31, 2004, the Company issued 320,157 shares of restricted common stock and five-year warrants to purchase 420,157 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable and accrued interest in the amount of $112,055 by an unrelated party.

      During the quarter ended October 31, 2004, the Company also issued an aggregate of 326,472 shares of common stock upon the exercise of warrants and stock options by unrelated parties, employees and a director at per share exercise prices ranging from $0.29 to $1.50. The Company realized aggregate net proceeds of $209,545 from these exercises.

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), the Company had approximately $1,335,000 total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $339,000. Based on an agreement the Company entered into, the Company will receive approximately $288,000 from the sale of the $339,000 net operating loss carryforwards, which was recognized as tax benefits for the quarter ended October 31, 2004.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

6.    SALE OF NET OPERATING LOSSES, Continued

      For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company had approximately $1,378,000 total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to only sell approximately $261,000. In December 2003, the Company received approximately $222,000 from the sale of the $261,000 net operating loss carryforwards, which was recognized as tax benefits for the quarter ended October 31, 2003.

      If still available under New Jersey law, the Company will attempt to sell the remaining $996,000 of its net operating loss carryforwards between July 1, 2005 and June 30, 2006. This amount, which is a carryover of the Company's remaining net operating loss carryforwards from state fiscal year 2005, may increase if the Company incurs additional net losses and research and development credits during state fiscal year 2006. The Company can not estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner.

7.    SUBSEQUENT EVENTS

      In November 2004, the Company issued 20,000 shares of common stock to an unrelated party upon the exercise of warrants at an exercise price of $1.25 per share. The Company realized gross proceeds of $25,000.

      In November 2004, the Company issued 224,931 shares of restricted common stock and five-year warrants to purchase 224,931 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $112,465 by an unrelated party.

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

      Almost all of our research and development expenses since our inception of $45,876,000 have gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2004, 2003 and 2002 our research and development expenses were $3,353,000, $1,700,000 and $2,033,000, respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which patient enrollment is expected to be completed in the first calendar quarter of 2005. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of the filing is data driven as to when we will be able to file for marketing registrations in the US and EU. Therefore, we cannot predict with certainty what our total cost will be associated with obtaining marketing approvals, or when and if such approvals will be granted, and when actual sales will occur.

      We fund the research and development of our products from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.

Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. Presently, our cash balance is sufficient to fund our expanded operations at least through October 31, 2005 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our net operating loss carryforwards and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

Results of Operations

Three month periods ended October 31, 2004 and 2003

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three months ended October 31, 2004 and 2003. For the three months ended October 31, 2004, our investment income was $29,000.

      Research and Development. Research and development expense for the three months ended October 31, 2004 was $921,000 compared to $637,000 for the same period last year, an increase of $284,000, or 45%. This increase was primarily due to the increase in data management and consulting fees related to our Phase III clinical trial for malignant mesothelioma of approximately $230,000 and an increase in patent and trademark expenses of approximately $54,000.

      General and Administrative. General and administrative expense for the three months ended October 31, 2004 was $446,000 compared to $228,000 for the same period last year, an increase of $218,000, or 96%. This increase was primarily due to increases in personnel expenses of approximately $107,000, Nasdaq re-listing fees of approximately $50,000, professional fees of approximately $30,000, insurance expenses of approximately $21,000 and public relations expenses of approximately $10,000.

      Interest. Interest expense for the three months ended October 31, 2004 was $31,000 compared to $119,000 for the same period last year, a decrease of $88,000. The decrease was primarily due to the maturity of the convertible notes payable.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $339,000. Based on an agreement we entered into, we will receive approximately $288,000 from the sale of the $339,000 net operating loss carryforwards, which was recognized as tax benefits for the quarter ended October 31, 2004.

      For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 net operating loss carryforwards, which we recognized as tax benefits for the quarter ended October 31, 2003.

      If still available under New Jersey law, we will attempt to sell the remaining $996,000 of our net operating loss carryforwards between July 1, 2005 and June 30, 2006. This amount, which is a carryover of our remaining net operating loss carryforwards from state fiscal year 2005, may increase if we incur additional net losses and research and development credits during state fiscal year 2006. We can not estimate, however, what percentage of our saleable net operating loss carryforwards New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our net operating loss carryforwards or if such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended October 31, 2004 was $1,081,000 as compared to $758,000 for the same period last year, an increase of $323,000. The cumulative loss from the date of inception, August 24, 1981 to October 31, 2004, amounted to $70,125,000. Such losses are attributable to the fact that we are still in the development stage and accordingly have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. During the three months ended October 31, 2004, we had a net decrease in cash and cash equivalents of $1,449,000, which resulted primarily from net cash used in operating activities of $1,652,000 and net cash used in investing activities of $4,000, offset by net cash provided by financing activities of $207,000 from warrant and stock option exercises. Total cash resources as of October 31, 2004 were $8,699,000 compared to $10,148,000 at July 31, 2004.

      Our current liabilities as of October 31, 2004 were $1,463,000 compared to $1,539,000 at July 31, 2004, a decrease of $76,000. The decrease was primarily due to maturity of convertible notes payable of approximately $79,000 and decreased accrued expenses of approximately $11,000 offset by increased accounts payable of approximately $14,000.

      Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of net operating loss carryforwards, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through November 30, 2004, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. Presently, our cash balance is sufficient to fund our expanded operations at least through October 31, 2005, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we continue to seek additional capital financing through the sale of equity in private placements, sale of our net operating loss carryforwards and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

      In November 2004, we issued 20,000 shares of common stock upon the exercise of warrants by an unrelated party, at an exercise price of $1.25 per share. We realized aggregate gross proceeds of $25,000.

      In November 2004, we issued 224,931 shares of restricted common stock and five-year warrants to purchase 224,931 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $112,465 by an unrelated party.

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

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2004, we are not involved in any material unconsolidated VIE transactions.

Critical Accounting Policies and Estimates

      Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and current and income taxes. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended July 31, 2004.

Contractual Obligations and Commercial Commitments

      Our outstanding contractual obligations relate to our equipment operating lease. The following table presents our contractual obligations and commercial commitments as of October 31, 2004:

                                                            Payments Due by
                                                              Fiscal Year
                                                              -----------
                                                                       2006 and
                                              Total        2005       Thereafter
                                              -----        ----       ----------

      Operating lease                         $8,760      $8,760      $    - 0 -
                                              ------      ------      ----------
      Total contractual cash obligations      $8,760      $8,760      $    - 0 -
                                              ======      ======      ==========

                                  RISK FACTORS

      An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-Q and our other SEC filings before deciding whether to purchase shares of our common stock. If any of the following risks actually occur, our business and operating results could be harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

      We are a development stage company and since our inception our source of working capital has been public and private sales of our stock. We incurred a net loss of approximately $1,081,000 for the three months ended October 31, 2004. We have continued to incur losses since July 2004. We may never achieve revenue sufficient for us to attain profitability.

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

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. In connection with the recent private placement from which we realized $10.0 million in gross proceeds from an institutional investor, we plan to expand our operations in preparing ONCONASE(R) for marketing registrations in the US and outside the US as well as fund our ongoing operations. Presently, our cash balance is sufficient to fund our expanded operations at least through October 31, 2005, based on our expected level of expenditures. However, taking into consideration all of the uncertainties related to drug development and our industry, we continue to seek additional capital financing through the sale of equity in private placements, sale of our net operating loss carryforwards and exercise of stock options and warrants but cannot be sure that we will be able to raise capital on favorable terms or at all.

We may be unable to sell certain state tax benefits in the future and if we are unable to do so, it would eliminate a source of financing that we have relied on in the past.

      At July 31, 2004, we had federal net operating loss carryforwards of approximately $47,326,000 that expire from 2005 to 2024. We also had research and experimentation tax credit carryforwards of approximately $1,426,000 that expire from 2005 to 2024. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. The aggregate amount of net operating loss carryforwards that New Jersey allows corporations to sell each state fiscal year (July 1st through June 30th) is determined annually and if New Jersey reduces such aggregate amount in any fiscal year we may be unable to sell some or all of our available net operating loss carryforwards as we have in the past. In addition, there is a limited market for these types of sales and we may not be able to find someone to purchase our net operating loss carryforwards for a reasonable price. Our historical results of operations have been improved by our sale of net operating loss carryforwards and if we continue to generate a limited amount of revenue and are unable in the future to sell our net operating loss carryforwards, our results of operations will be negatively impacted.

      For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $339,000. We anticipate receiving approximately $288,000 from the sale of the $339,000 net operating loss carryforwards, which we recognized as tax benefits for the quarter ended October 31, 2004. For the state fiscal year 2003 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 net operating loss carryforwards, which we recognized as tax benefits for the fiscal year ended July 31, 2004.

      If still available under New Jersey law, we will attempt to sell the remaining $996,000 of our net operating loss carryforwards, between July 1, 2005 and June 30, 2006. This amount, which is a carryover of our remaining net operating loss carryforwards from state fiscal year 2005, may increase if we incur additional net losses and research and development credits during state fiscal year 2006. We can not estimate, however, what percentage of our saleable net operating loss carryforwards New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our net operating loss carryforwards or if such funds will be available in a timely manner.

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

      We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016 and one Japanese patent that expires in 2010. We also own patent applications that are pending in the United States, Europe and Japan. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation regarding patent issues.

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 34,994,514 shares of common stock outstanding as of October 31, 2004. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of October 31, 2004:

      o Options. Stock options to purchase 3,331,245 shares of our common stock at a weighted average exercise price of approximately $3.56 per share.

      o Warrants. Warrants to purchase 11,564,853 shares of our common stock at a weighted average exercise price of approximately $2.52 per share.

      o Convertible Notes. Notes which will convert into 1,424,822 shares of our common stock at an average conversion price of $0.25 per share and warrants which are convertible into 1,624,822 shares of our common stock at an exercise price of $1.00 per share.

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

The ability of our stockholders to recover against Armus Harrison & Co., or AHC, may be limited because we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in our Form 10-K for the fiscal year ended July 31, 2004, nor have we been able to obtain AHC's consent to the use of such report therein.

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

      In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in this Form 10-K nor have we been able to obtain AHC's consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 18 of the Exchange Act for any purchases of the Company's Common Stock made in reliance upon statements set forth in the Form 10-K for the fiscal year ended July 31, 2004. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC's dissolution in 1996.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004, the end of the period covered by this report (the "evaluation date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

      (b)   Changes in internal controls.

      There were no significant changes made in our internal controls over financial reporting during the three months ended October 31, 2004 or, to our knowledge, in other factors that has materially affected, or is materially likely to affect, these controls.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a) Recent Sales of Unregistered Securities

      The following transactions were exempt from registrations under Section 4(2) of the Securities Act of 1933, as amended. The net proceeds from these transactions will be used for general corporate purposes.

      During the quarter ended October 31, 2004, we issued 320,157 shares of restricted common stock and five-year warrants to purchase 420,157 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $112,055 by an unrelated party.

      During the quarter ended October 31, 2004, we issued an aggregate of 227,272 shares of common stock upon the exercise of warrants by unrelated parties, which resulted in aggregate gross proceeds of $170,454 to us. We have previously registered the resale of these shares by the stockholders on a Form S-1 registration statement.

Item 6. Exhibits

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

3.7       By-Laws (incorporated by reference to Exhibit 3.4 to Registration
          Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)          *

31.1      Certification of Principal Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002                                            +

31.2      Certification of Principal Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002                                            +

32.1      Certification Principal Executive Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002                                                +

32.2      Certification Principal Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002                                                +

*     Previously filed; incorporated herein by reference.

+     Filed herewith.

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

                                                ALFACELL CORPORATION
                                                --------------------
                                                     (Registrant)


December 10, 2004                               /s/ Andrew P. Savadelis
                                                --------------------------------
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)