Form 10-Q
period 2005-01-31
ALFACELL CORP
filed 2005-03-11
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       January 31, 2005                                          0-11088
------------------------------                               ----------------
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


    Delaware 22-2369085
------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
organization)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)              (973) 748-8082
                                                                  --------------


                                 NOT APPLICABLE
                                 ---------------
(Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO
                                        ---    ---

         The number of shares of common stock, $.001 par value, outstanding as of March 8, 2005 was 35,245,445 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                       CONDENSED BALANCE SHEETS
                  January 31, 2005 and July 31, 2004

                                                                                             January 31,         July 31,
                                        ASSETS                                                  2005              2004
                                        ------                                               (UNAUDITED)       (SEE NOTE 1)

Current assets:
    Cash and cash equivalents                                                              $  5,630,955       $ 10,147,694
    Short-term investments at market which approximates cost                                  1,978,189                  -
    Other current assets                                                                        228,120             64,771
                                                                                           ------------       ------------
         Total current assets                                                                 7,837,264         10,212,465

Property and equipment, net
                                                                                                 83,715             56,783
Loan receivable, related party                                                                  156,612            151,815
                                                                                           ------------       ------------
         Total assets                                                                      $  8,077,591       $ 10,421,063
                                                                                           ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Notes payable, net of discount of $4,059 at January 31, 2005 and $34,120 at July
       31, 2004                                                                            $    195,941       $    372,611
    Accounts payable                                                                            659,748            541,600
    Accrued expenses                                                                            894,228            625,205
                                                                                           ------------       ------------

         Total liabilities                                                                    1,749,917          1,539,416
                                                                                           ------------       ------------

Stockholders' equity:
    Preferred stock, $.001 par value;
       Authorized and unissued, 1,000,000 shares at January 31, 2005 and July 31, 2004                -                  -
    Common stock, $.001 par value;
       Authorized 100,000,000 shares at January 31, 2005 and July 31, 2004;
       Issued and  outstanding,  35,245,445  shares at January 31, 2005 and
       34,347,885 shares at July 31, 2004                                                        35,245             34,348
    Capital in excess of par value                                                           78,373,105         77,891,815
    Deficit accumulated during development stage                                            (72,080,676)       (69,044,516)
                                                                                           ------------       ------------

         Total stockholders' equity                                                           6,327,674          8,881,647
                                                                                           ------------       ------------

         Total liabilities and stockholders' equity                                        $  8,077,591       $ 10,421,063
                                                                                           ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                  Three months and six months ended January 31,
                       2005 and 2004, and the Period from
                                 August 24, 1981
                     (Date of Inception) to January 31, 2005

                                   (Unaudited)

                                              Three Months Ended                  Six Months Ended              August 24, 1981
                                                 January 31,                         January 31,                   (Date of
                                                 ------------                        -----------                 Inception) to
                                         2005               2004              2005               2004         January 31, 2005
                                         ----               ----              ----               ----         ----------------
Revenue:
     Sales                           $          -       $          -       $          -       $          -       $    553,489
     Investment income                     33,704              4,530             62,882              8,230          1,491,995
     Other income                               -                  -                  -                  -             90,103
                                     ------------       ------------       ------------       ------------       ------------
 Total revenue                             33,704              4,530             62,882              8,230          2,135,587
                                     ------------       ------------       ------------       ------------       ------------

Costs and expenses:
     Cost of sales                              -                  -                  -                  -            336,495
     Research and development           1,554,443            674,089          2,475,592          1,311,286         47,430,504
     General and administrative           422,406            420,243            868,003            648,188         24,734,212
     Interest:
         Related parties, net                   -                  -                  -                  -          1,147,547
         Others                            12,165            109,786             43,422            228,401          2,869,665
                                     ------------       ------------       ------------       ------------       ------------
Total costs and expenses                1,989,014          1,204,118          3,387,017          2,187,875         76,518,423
                                     ------------       ------------       ------------       ------------       ------------

Loss before state tax benefit          (1,955,310)        (1,199,588)        (3,324,135)        (2,179,645)       (74,382,836)

State tax benefit                               -                  -            287,975            221,847          2,302,160
                                     ------------       ------------       ------------       ------------       ------------

Net loss                             $ (1,955,310)      $ (1,199,588)      $ (3,036,160)      $ (1,957,798)      $(72,080,676)
                                     ============       ============       ============       ============       ============

Loss per basic and diluted common
     share                                $ (0.06)           $ (0.04)           $ (0.09)           $ (0.07)
                                     ============       ============       ============       ============

Weighted average number of shares
     outstanding                       35,211,954         28,439,372         34,936,198         27,675,584
                                     ============       ============       ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2005 and 2004,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2005

                                   (Unaudited)

                                                                      Six Months Ended             August 24, 1981
                                                                        January 31,              (Date of Inception)
                                                                       ------------                      to
                                                                   2005             2004          January 31, 2005
                                                                   ----             ----          ----------------
Cash flows from operating activities:
  Net loss                                                     $(3,036,160)      $(1,957,798)      $(72,080,676)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Gain on sale of marketable securities                             -                 -            (25,963)
       Depreciation and amortization                                14,220             3,414          1,570,987
       Loss on disposal of property and equipment                        -                 -             18,926
       Noncash operating expenses                                   13,500           147,893          6,700,224
       Amortization of debt discount                                30,061           174,039            590,160
       Amortization of deferred compensation                             -                 -         11,442,000
       Amortization of organization costs                                -                 -              4,590
Changes in operating assets and liabilities:
       Increase in other current assets                           (163,349)         (238,950)          (287,987)
       Increase in loan receivable-related party                    (4,797)           (6,055)           (60,561)
       Increase in interest payable-related party                        -                 -            744,539
       Increase (decrease) in accounts payable                     118,148           (92,846)         1,166,383
       Increase in accrued payroll and
          expenses, related parties                                      -                 -          2,348,145
       Increase (decrease) in accrued expenses                     293,544          (658,520)         1,573,134
                                                               -----------       -----------       ------------
       Net cash used in operating activities                    (2,734,833)       (2,628,823)       (46,296,099)
                                                               -----------       -----------       ------------
Cash flows from investing activities:
       Purchase of marketable equity securities                          -                 -           (290,420)
       Purchase of short-term investments                       (1,978,189)                -         (1,978,189)
       Proceeds from sale of marketable equity securities                -                 -            316,383
       Purchase of property and equipment                          (41,153)           (2,251)        (1,501,526)

       Patent costs                                                      -                 -            (97,841)
                                                               -----------       -----------       ------------

Net cash used in investing activities                           (2,019,342)           (2,251)        (3,551,593)
                                                               -----------       -----------       ------------

                                                                                                    (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2005 and 2004
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2005

                                   (Unaudited)

                                                                                                                     August 24, 1981
                                                                                 Six Months Ended                      (Date of
                                                                                   January 31,                        Inception) to
                                                                                      2005              2004        January 31, 2005
                                                                                      ----              ----        ---------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                            $          -      $          -      $    874,500
  Payment of short-term borrowings                                                          -                 -          (653,500)
  Increase in loans payable - related party, net                                            -                 -         2,628,868
  Proceeds from bank debt and other long-term debt, net of
      costs                                                                                 -                 -         3,667,460
  Reduction of bank debt and long-term debt                                            (6,730)           (3,943)       (2,966,567)
  Proceeds from issuance of common stock, net                                               -         1,527,925        40,750,316
  Proceeds from exercise of stock options and warrants, net                           244,166         2,626,452        10,463,577
  Proceeds from issuance of convertible debentures, related party                           -                 -           297,000
  Proceeds from issuance of convertible debentures, unrelated party                                                       416,993
                                                                                 ------------      ------------      ------------
         Net cash  provided by financing activities                                   237,436         4,150,434        55,478,647
                                                                                 ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                               (4,516,739)        1,519,360         5,630,955
Cash and cash equivalents at beginning of period                                   10,147,694           330,137
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $  5,630,955      $  1,849,497      $  5,630,955
                                                                                 ============      ============      ============
Supplemental disclosure of cash flow information - interest
     paid                                                                        $        305      $          -      $  1,714,018
                                                                                 ============      ============      ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                                  $          -      $          -      $  2,725,000
                                                                                 ============      ============      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                                      $          -      $          -      $  3,242,000
                                                                                 ============      ============      ============
   Conversion of short-term borrowings to common stock                           $          -      $          -      $    226,000
                                                                                 ============      ============      ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                                    $          -      $          -      $  3,194,969
                                                                                 ============      ============      ============
   Repurchase of stock options from related party                                $          -      $          -      $   (198,417)
                                                                                 ============      ============      ============
   Conversion of accrued interest to stock options                               $          -      $          -      $    142,441
                                                                                 ============      ============      ============
   Accounts payable settled in common stock                                      $          -      $     42,729      $    506,725
                                                                                 ============      ============      ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                           $          -      $          -      $  1,699,072
                                                                                 ============      ============      ============
   Conversion of loans and  interest  payable,  related  party and  accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                                   $          -      $          -      $  1,863,514
                                                                                 ============      ============      ============
Issuance of common stock upon the conversion of convertible
  subordinated debentures, other                                                 $    224,520      $          -      $  1,344,385
                                                                                 ============      ============      ============
                                                                                                                     ------------
Issuance of common stock for services rendered                                   $          -      $          -      $      2,460
                                                                                 ============      ============      ============
Issuance of warrants with notes payable                                          $          -      $          -      $    594,219
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 2005 and its results of operations and cash flows for the three and six month periods ended January 31, 2005 and 2004 and the period from August 24, 1981 (date of inception) to January 31, 2005. The results of operations for the three and six months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-K for the fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission.

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

         The Company has reported net losses of approximately $5,070,000, $2,411,000, and $2,591,000 for the fiscal years ended July 31, 2004, 2003 and
2002, respectively. The loss from date of inception, August 24, 1981 to January 31, 2005 amounts to $72,081,000.

         The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of net operating loss carryforwards, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through February 28, 2005, a significant portion of the Company's financing has been through the sale of equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, sale of net operating loss carryforwards, research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund its operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital needed on acceptable terms, if at all. As of January 31, 2005, management believes that the Company's cash balance is sufficient to fund its expanded operations at least through February 28, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the US and Europe and other ongoing operations of the Company. However, the Company will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

cannot be sure that it will be able to raise capital on favorable terms or at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any.

         The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

2.        EARNINGS (LOSS) PER COMMON SHARE

         "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants and conversion of convertible notes would be anti-dilutive. The number of shares subject to outstanding options and warrants that could dilute earnings per share in future periods was 15,208,029 and 9,543,637 at January 31, 2005 and 2004, respectively. These also exclude the potential dilution that could occur upon the conversion of convertible notes into 1,199,890 and 4,787,795 shares of common stock and additional warrants to purchase 1,399,890 and 5,778,817 shares of common stock at January 31, 2005 and 2004, respectively.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)


               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

  3.     STOCK-BASED COMPENSATION, CONTINUED

                                                      Three Months Ended                   Six Months Ended
                                                         January 31,                         January 31,
                                                         -----------                         -----------
                                                     2005              2004             2005                2004
                                                     ----              ----             ----                ----
Net loss applicable to common shares
       As reported                               $ (1,955,310)     $ (1,199,588)    $ (3,036,160)       $ (1,957,798)
       Less total stock-based employee
        compensation expense determined
        under fair value method for all
        awards, net of related tax effects
                                                     (604,671)         (109,184)      (1,223,942)           (180,363)
                                                 -------------     -------------    --------------      -------------
       Pro forma                                 $ (2,559,981)     $ (1,308,772)    $ (4,260,102)       $ (2,138,161)
                                                 =============     =============    =============       =============

Basic and diluted loss per common
    share
       As reported                                    $ (0.06)          $ (0.04)          $ (0.09)          $ (0.07)
       Pro forma                                        (0.07)            (0.05)            (0.12)            (0.08)

         The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:
                                                       Six Months Ended
                                                         January 31,
                                                   2005              2004
                                                   ----              ----

         Expected dividend yield                    0%                0%
         Risk-free interest rate                   4.25%           2% - 6%
         Expected stock price volatility           100%        40.79% - 114.54%
         Expected term until exercise (years)      8.67              5.82

         As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending September 30, 2005.

4.       LOAN RECEIVABLE, RELATED PARTY

         Amounts due from the Company's CEO totaling $156,612 and $151,815 at January 31, 2005 and July 31, 2004, respectively, are classified as a long-term asset as the loans have no specified due dates, and the Company does not expect repayment of these amounts within one year. As of January 31, 2005, the Company earned interest at 8% per annum (approximately $4,800 for the six months then ended) on the unpaid principal balance.

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

         During the quarter ended January 31, 2005, the Company issued 224,931 shares of restricted common stock and five-year warrants to purchase 224,931 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable and accrued interest in the amount of $112,465 by an unrelated party.

         During the quarter ended January 31, 2005, the Company also issued an aggregate of 23,000 shares of common stock upon the exercise of warrants and stock options by an unrelated party and an employee at per share exercise prices ranging from $0.26 to $1.25. The Company realized aggregate net proceeds of $34,621 from these exercises.

         During the quarter ended January 31, 2005, the Company also issued 3,000 shares of restricted common stock as payment for services rendered. A non-cash expense of $13,500 was recorded by the Company for these shares, based upon the fair value of the common stock at the date of issuance.

6.       SALE OF NET OPERATING LOSS CARRYFORWARDS

         New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), the Company had approximately $1,335,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $339,000. In December 2004, the Company received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2005.

         For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company had approximately $1,378,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $261,000. In December 2003, the Company received approximately $222,000 from the sale of the $261,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2004.

                              ALFACELL CORPORATION
                          (A Development Stage Company)


               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

6.       SALE OF NET OPERATING LOSS CARRYFORWARDS, CONTINUED

         If still available under New Jersey law, the Company will attempt to sell the remaining $996,000 of its net operating loss carryforwards between July 1, 2005 and June 30, 2006. This amount, which is a carryover of the Company's remaining net operating loss carryforwards from state fiscal year 2005, may increase if the Company incurs additional net losses and research and development credits during state fiscal year 2006. The Company cannot estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases such as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth herein under the caption "Risk Factors" constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

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

         We received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA, registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

         Almost all of our research and development expenses since our inception of $47,431,000 have gone toward the development of ONCONASE(R) and related drug candidates. For the six months ended January 31, 2005 and fiscal years 2004,
2003 and 2002, our research and development expenses were $2,476,000, $3,353,000, $1,700,000 and $2,033,000, respectively. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of the filing is data driven as to when we will be able to file for marketing registrations in the US and EU. Therefore, we cannot predict with certainty what our total cost will be associated with obtaining marketing approvals, or when and if such approvals will be granted, and when actual sales will occur.

         We fund the research and development of our products from cash receipts resulting primarily from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards, research products, interest income and financing received from our Chief Executive Officer. Presently, we believe that our cash balance is sufficient to fund our expanded operations at least through February 28, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings and the sale of our net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2005 AND 2004

         REVENUES. We are a development stage company as defined in the Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and six month periods ended January 31, 2005 and 2004. Our investment income for the three months ended January 31, 2005 was $34,000 compared to $5,000 for the same period last year, an increase of $29,000. Investment income for the six months ended January 31, 2005 was $63,000 compared to $8,000 for the same period last year, an increase of $55,000. These increases were due to higher balances of cash and cash equivalents and higher interest rates.

         RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended January 31, 2005 was $1,554,000 compared to $674,000 for the same period last year, an increase of $880,000, or 131%. Research and development expense for the six months ended January 31, 2005 was $2,476,000 compared to $1,311,000 for the same period last year, an increase of $1,165,000, or 89%. These increases were primarily due to increases in data management and clinical trial consulting fees related to our pivotal Phase III clinical trial for malignant mesothelioma of approximately $544,000, sponsored research and development expenses of $240,000, expansion of our Phase III clinical trial for malignant mesothelioma primarily in Europe of approximately $199,000, patent expenses of approximately $146,000, and sponsored conferences related to mesothelioma of approximately $36,000.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended January 31, 2005 was $422,000 compared to $420,000 for the same period last year, an increase of $2,000. General and administrative expense for the six months ended January 31, 2005 was $868,000 compared to $648,000 for the same period last year, an increase of $220,000, or 34%. These increases were primarily due to increases in personnel expenses of approximately $247,000, Nasdaq re-listing and membership fees of approximately $72,000, professional fees related to board of directors fees and Sarbanes Oxley compliance fees of approximately $46,000, public relations and insurance expenses of approximately $10,000 and $9,000, respectively, offset by a decrease in non-cash expense related to stock and stock options issued for consulting services of approximately $143,000 and decreases in legal expenses of approximately $21,000.

         INTEREST. Interest expense for the three months ended January 31, 2005 was $12,000 compared to $110,000 for the same period last year, a decrease of $98,000, or 89%. Interest expense for the six months ended January 31, 2005 was $43,000 compared to $228,000 for the same period last year, a decrease of $185,000, or 81%. These decreases were primarily due to the maturity and conversion of convertible notes payable.

         INCOME TAXES. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2005.

         For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 of net operating loss carryforwards, which we recognized as a tax benefit for the six months ended January 31, 2004.

         If still available under New Jersey law, we will attempt to sell the remaining $996,000 of our net operating loss carryforwards between July 1, 2005 and June 30, 2006. This amount, which is a carryover of our remaining net operating loss carryforwards from state fiscal year 2005, may increase if we incur additional net losses and research and development credits during state fiscal year 2006. We cannot estimate, however, what percentage of our saleable net operating loss carryforwards New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our net operating loss carryforwards or if such funds will be available in a timely manner.

         NET LOSS. We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2005 was $1,955,000 as compared to $1,200,000 for the same period last year, an increase of $755,000. The net loss for the six months ended January 31, 2005 was $3,036,000 as compared to $1,958,000 for the same period last year, an increase of $1,078,000. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2005, amounted to $72,081,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, we have not derived sufficient revenues from operations to offset the development stage expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards, research products, interest income and financing received from our Chief Executive Officer. During the six months ended January 31, 2005, we had a net decrease in cash and cash equivalents of $4,517,000, which resulted primarily from net cash used in operating activities of $2,735,000 and net cash used in investing activities due to the purchase of short-term investments of $1,978,000 and purchase of property and equipment of $41,000, offset by net cash provided by financing activities of $237,000 from warrant and stock option exercises for $244,000 net of a $7,000 reduction of debt. Total cash resources as of January 31, 2005 were $5,631,000 compared to $10,148,000 at July 31, 2004.

         Our current liabilities as of January 31, 2005 were $1,750,000 compared to $1,539,000 at July 31, 2004, an increase of $211,000. The increase was primarily due to increases in accrued expenses of approximately $269,000 and accounts payable of approximately $118,000, offset by maturity and conversion of convertible notes payable of approximately $176,000.

         Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of net operating loss carryforwards, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards, research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on acceptable terms, if at all. Presently, we believe that our cash balance is sufficient to fund our expanded operations at least through February 28, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings and the sale of our net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, we are not involved in any material unconsolidated VIE transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended July 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Our  outstanding   contractual  obligations  relate  to  our  equipment
operating lease. The following table presents our contractual obligations and commercial commitments as of January 31, 2005:

                                                          PAYMENTS DUE BY
                                                               FISCAL
                                                                YEAR
                                                          -------------------
                                                                      2006 AND
                                              TOTAL         2005     THEREAFTER
                                             -------      -------    --------
      Operating lease                        $ 8,760      $ 8,760    $  - 0 -
                                             -------      -------    --------
      Total contractual cash obligations     $ 8,760      $ 8,760    $  - 0 -
                                             =======      =======    ========


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

         We are a development stage company and since inception our source of working capital has been public and private sales of our stock. We incurred a net loss of approximately $3,036,000 for the six months ended January 31, 2005 and our cumulative loss from the date of inception amounted to approximately $72,081,000. We have continued to incur losses since July 2004. We may never achieve revenue sufficient for us to attain profitability.

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

WE NEED ADDITIONAL FINANCING TO CONTINUE OPERATIONS, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF IT IS AVAILABLE AT ALL.

         We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. Presently, we believe that our cash balance is sufficient to fund our expanded operations at least through February 28, 2006, based on our expected level of expenditures. However, taking into consideration all of the uncertainties related to drug development and our industry, we will continue to seek additional financing through equity or debt financings and the sale of our net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide assurance of such exercises or the amount of capital we will receive, if any.

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

         For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available net operating loss carryforwards that were saleable, of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which we recognized as a tax benefit for the six months ended January 31, 2005. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 of total available net operating loss carryforwards that were saleable, of which New
Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 of net operating loss carryforwards, which we recognized as a tax benefit for the six months ended January 31, 2004.

         If still available under New Jersey law, we will attempt to sell the remaining $996,000 of our net operating loss carryforwards, between July 1, 2005 and June 30, 2006. This amount, which is a carryover of our remaining net operating loss carryforwards from state fiscal year 2005, may increase if we incur additional net losses and research and development credits during state fiscal year 2006. We cannot estimate, however, what percentage of our saleable net operating loss carryforwards New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our net operating loss carryforwards or if such funds will be available in a timely manner.

WE CANNOT PREDICT HOW LONG IT WILL TAKE US NOR HOW MUCH IT WILL COST US TO COMPLETE OUR PHASE III TRIAL BECAUSE IT IS A SURVIVAL STUDY AND WE ARE STILL IN PATIENT ENROLLMENT IN PART TWO OF THIS PHASE III TRIAL.

         We currently have ongoing a two-part Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the clinical trial has been completed and the second, confirmatory part is still ongoing. The primary endpoint of the Phase III clinical trial is survival, which tracks the length of time patients enrolled in the study live. According to the protocol, a sufficient number of patient deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. Since it is impossible to predict with certainty when these terminal events in the Phase III trial will occur, we do not have the capability of reasonably determining when a sufficient number of deaths will occur, nor when we will be able to file for marketing registrations with the FDA and EMEA.

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

         We may not market or sell any product for which we have not obtained regulatory approval. We cannot assure you that the FDA or other regulatory agencies will ever approve the use of our products that are under development. Even if we receive regulatory approval, such approval may involve limitations on the indicated uses for which we may market our products. Further, even after approval, discovery of previously unknown problems could result in additional restrictions, including withdrawal of our products from the market.

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

         There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 which was recently enacted, provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

WE HAVE ONLY RECENTLY BEEN RELISTED ON THE NASDAQ SMALLCAP MARKET AND OUR STOCK IS THINLY TRADED AND YOU MAY NOT BE ABLE TO SELL OUR STOCK WHEN YOU WANT TO DO SO.

         From April 1999, when we were delisted from Nasdaq, until September 9, 2004, when we were relisted on the Nasdaq SmallCap Market, there was no established trading market for our common stock.

During that time, our common stock was quoted on the OTC Bulletin Board and was thinly traded. There is no assurance that we will be able to comply with all of the listing requirements necessary to remain relisted on the Nasdaq SmallCap Market. In addition, our stock remains thinly traded and you may be unable to sell our common stock during times when the trading market is limited.

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

EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 35,245,445 shares of common stock outstanding as of January 31, 2005. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of January 31, 2005:

     o Stock options to purchase 3,438,245 shares of our common stock at a weighted average exercise price of approximately $3.59 per share.

     o Warrants to purchase 11,769,784 shares of our common stock at a weighted average exercise price of approximately $2.50 per share.

     o Convertible Notes which will convert into 1,199,890 shares of our common stock at an average conversion price of $0.20 per share and warrants which are exercisable for 1,399,890 shares of our common stock at an exercise price of $1.00 per share.

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

         In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in the Form 10-K for the fiscal year ended July 31, 2004 nor have we been able to obtain AHC's consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 18 of the Exchange Act for any purchases of the Company's Common Stock made in reliance upon statements set forth in the Form 10-K for the fiscal year ended July 31, 2004. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC's dissolution in 1996.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005, the end of the period covered by this report (the "evaluation date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

         (b) Changes in internal controls.

         There were no significant changes made in our internal controls over financial reporting during the three months ended January 31, 2005 or, to our knowledge, in other factors that have materially affected, or are materially likely to affect, these controls.

         We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As an accelerated filer with a fiscal year end of July 31, we must first begin to comply with the requirements of Section 404 for the fiscal year ending July 31, 2005. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through July 31, 2005, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         RECENT SALES OF UNREGISTERED SECURITIES

         The following transactions were exempt from registrations under Section 4(2) of the Securities Act of 1933, as amended. The net proceeds from these transactions will be used for general corporate purposes.

         During the quarter ended January 31, 2005, we issued 224,931 shares of restricted common stock and five-year warrants to purchase 224,931 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $112,465 by an unrelated party.

         During the quarter ended January 31, 2005, we issued 20,000 shares of common stock upon the exercise of warrants by an unrelated party, which resulted in aggregate gross proceeds of $25,000 to us. We have previously registered the resale of these shares by the stockholders on a Form S-1 registration statement.

         During the quarter ended January 31, 2005, we issued 3,000 shares of restricted common stock as payment for services rendered. A non-cash expense of $13,500 was recorded by the Company for these shares, based upon the fair value of the common stock at the date of issuance.

         ISSUER PURCHASES OF EQUITY SECURITIES

         We did not repurchase any shares of our common stock during the second quarter of fiscal 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) An annual meeting of stockholders was held on January 27, 2005.

         (b) All of our current directors, Kuslima Shogen, John P. Brancaccio, Stephen K. Carter, Donald R. Conklin, James J. Loughlin, Andrew
               P. Savadelis, David Sidransky and Paul M. Weiss, were elected at the annual meeting.

         (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

                    (i)  For the election of directors

     ----------------------------------------------------------------------------------------------------------------
                                     Number of Shares of       Number of Shares of Common       Number of Broker
              Director              Common Stock Voted For           Stock Withheld                Non-Votes
     ----------------------------------------------------------------------------------------------------------------
     Kuslima Shogen                       27,595,108                    108,339                        0
     ----------------------------------------------------------------------------------------------------------------
     John P. Brancaccio                   27,611,830                     91,617                        0
     ----------------------------------------------------------------------------------------------------------------
     Stephen K. Carter                    27,615,260                     88,187                        0
     ----------------------------------------------------------------------------------------------------------------
     Donald R. Conklin                    27,594,430                    109,017                        0
     ----------------------------------------------------------------------------------------------------------------
     James J. Loughlin                    27,594,350                    109,097                        0
     ----------------------------------------------------------------------------------------------------------------
     Andrew P. Savadelis                  27,567,458                    135,989                        0
     ----------------------------------------------------------------------------------------------------------------
     David Sidransky                      27,615,500                     87,947                        0
     ----------------------------------------------------------------------------------------------------------------
     Paul M. Weiss                        27,593,652                    109,795                        0
     ----------------------------------------------------------------------------------------------------------------

                    (ii) Proposal to ratify the  appointment of J.H. Cohn LLP as
                         Alfacell's independent registered public accounting firm for the year ending July 31, 2005.

     ----------------------------------------------------------------------------------------------------------------
     Number of Shares of Common      Number of Shares of        Number of Shares of Common       Number of Broker
           Stock Voted For        Common Stock Voted Against    which Abstained from Voting          Non-Votes
     ----------------------------------------------------------------------------------------------------------------
             27,599,247                     93,687                        10,513                         0
     ----------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS

          Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                  Exhibit No. or
Exhibit                                                                                           Incorporation by
  No.                                          Item Title                                           Reference
------                                         ----------                                         -----------------
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


                                                                                                   Exhibit No. or
Exhibit                                                                                           Incorporation by
  No.                                          Item Title                                           Reference
------                                         ----------                                         -----------------
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



                                         ALFACELL CORPORATION
                                         ---------------------
                                              (Registrant)


March 11, 2005                           /s/ Andrew P. Savadelis
                                         -----------------------
                                         Chief Financial Officer (Principal
                                         Financial Officer and Chief Accounting
                                         Officer)