Form 10-Q
period 2005-04-30
ALFACELL CORP
filed 2005-06-09
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          APRIL 30, 2005                                  0-11088
---------------------------------                         ----------------
For the quarterly period ended                            Commission file number

                              ALFACELL CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      22-2369085
-------------------------------                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
         organization)

               225 Belleville Avenue, Bloomfield, New Jersey 07003
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)         (973) 748-8082
                                                             --------------


                                 NOT APPLICABLE
                                 --------------
                          (Former name, former address,
             and former fiscal year, if changed since last report.)


      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES _X_ NO ___

      The number of shares of common stock, $.001 par value, outstanding as of June 6, 2005 was 36,455,335 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                        April 30, 2005 and July 31, 2004

                                                       April 30,     July 31,
                                     ASSETS              2005          2004
                                     ------           (Unaudited)   (See Note 1)
                                                      -----------   -----------

Current assets:
  Cash and cash equivalents                           $ 3,896,759   $10,147,694
  Short term investments at market which
    approximates cost                                   1,993,644            --
  Other current assets                                    202,122        64,771
                                                      -----------   -----------
      Total current assets                              6,092,525    10,212,465

Property and equipment, net
                                                           77,548        56,783
Loan receivable, related party                            158,994       151,815
                                                      -----------   -----------
      Total assets                                    $ 6,329,067   $10,421,063
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Notes payable, net of $0 debt discount at
    April 30, 2005 and $34,120 at July 31, 2004       $   200,000   $   372,611
  Accounts payable                                        430,017       541,600
  Accrued expenses                                      1,028,389       625,205
                                                      -----------   -----------

      Total liabilities                                 1,658,406     1,539,416
                                                      -----------   -----------

Stockholders' equity:
  Preferred stock, $.001 par value;
    Authorized and unissued, 1,000,000 shares at
      April 30, 2005 and July 31, 2004                         --            --
  Common stock, $.001 par value;
    Authorized 100,000,000 shares at April 30, 2005
      and July 31, 2004;
    Issued and outstanding, 35,255,445 shares at
      April 30, 2005 and 34,347,885 shares at
      July 31, 2004                                        35,255        34,348
  Capital in excess of par value                       78,390,643    77,891,815
  Deficit accumulated during development stage        (73,755,237)  (69,044,516)
                                                      -----------   -----------

      Total stockholders' equity                        4,670,661     8,881,647
                                                      -----------   -----------

      Total liabilities and stockholders' equity      $ 6,329,067   $10,421,063
                                                      ===========   ===========

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

           Three Months and Nine Months Ended April 30, 2005 and 2004,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2005

                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended         August 24, 1981
                                                            April 30,                         April 30,                (Date of
                                                  ----------------------------      ----------------------------     Inception) to
                                                     2005             2004             2005             2004         April 30, 2005
                                                  -----------      -----------      -----------      -----------    ----------------
Revenue:
    Sales                                         $        --      $        --      $        --      $        --      $    553,489
    Investment income                                  41,033            3,081          103,915           11,311         1,533,028
    Other income                                        9,836               --            9,836               --            99,939
                                                  -----------      -----------      -----------      -----------      ------------
 Total revenue                                         50,869            3,081          113,751           11,311         2,186,456
                                                  -----------      -----------      -----------      -----------      ------------

Costs and expenses:
    Cost of sales                                          --               --               --               --           336,495
    Research and development                        1,385,753          927,151        3,861,345        2,238,437        48,816,257
    General and administrative                        331,716          329,388        1,199,719          977,576        25,065,928
    Interest:
        Related parties, net                               --               --               --               --         1,147,547
        Others                                          7,961            97,091          51,383          325,492         2,877,626
                                                  -----------      -----------      -----------      -----------      ------------
Total costs and expenses                            1,725,430        1,353,630        5,112,447        3,541,505        78,243,853
                                                  -----------      -----------      -----------      -----------      ------------

Loss before state tax benefit                      (1,674,561)      (1,350,549)      (4,998,696)      (3,530,194)      (76,057,397)

State tax benefit                                          --               --          287,975          221,847         2,302,160
                                                  -----------      -----------      -----------      -----------      ------------

Net loss                                          $(1,674,561)     $(1,350,549)     $(4,710,721)     $(3,308,347)     $(73,755,237)
                                                  ===========      ===========      ===========      ===========      ============

Loss per basic and diluted common share           $     (0.05)     $     (0.05)     $     (0.13)     $     (0.12)
                                                  ===========      ===========      ===========      ===========

Weighted average number of shares outstanding      35,246,456       29,548,812       35,037,344       28,290,878
                                                  ===========      ===========      ===========      ===========

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                   Nine Months Ended April 30, 2005 and 2004,
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2005

                                   (Unaudited)

                                                                             Nine Months Ended         August 24, 1981
                                                                                  April 30,                 (Date of
                                                                        ----------------------------     Inception) to
                                                                           2005             2004        April 30, 2005
                                                                        -----------      -----------   ----------------
Cash flows from operating activities:
  Net loss                                                              $(4,710,721)     $(3,308,347)    $(73,755,237)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Gain on sale of marketable securities                                       --               --          (25,963)
     Depreciation and amortization                                           22,319            5,440        1,579,086
     Loss on disposal of property and equipment                                  --               --           18,926
     Noncash operating expenses                                              13,500          371,137        6,700,224
     Amortization of debt discount                                           34,120          252,356          594,219
     Amortization of deferred compensation                                       --               --       11,442,000
     Amortization of organization costs                                          --               --            4,590
Changes in operating assets and liabilities:
     Increase in other current assets                                      (137,351)        (264,167)        (261,989)
     Increase in loan receivable-related party                               (7,179)          (8,404)         (62,943)
     Increase in interest payable-related party                                  --               --          744,539
     Increase (decrease) in accounts payable                               (111,583)         211,215          936,652
     Increase in accrued payroll and
       expenses, related parties                                                 --               --        2,348,145
     Increase (decrease) in accrued expenses                                427,705         (670,410)       1,707,295
                                                                        -----------      -----------     ------------
     Net cash used in operating activities                               (4,469,190)      (3,411,180)     (48,030,456)
                                                                        -----------      -----------     ------------
Cash flows from investing activities:
     Purchase of marketable equity securities                                    --               --         (290,420)
     Purchase of short term investments                                  (1,993,644)              --       (1,993,644)
     Proceeds from sale of marketable equity securities                          --               --          316,383
     Purchase of property and equipment                                     (43,086)          (7,432)      (1,503,459)
     Patent costs                                                                --               --          (97,841)
                                                                        -----------      -----------     ------------

Net cash used in investing activities                                    (2,036,730)          (7,432)      (3,568,981)
                                                                        -----------      -----------     ------------

                                                                     (continued)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                    Nine Months Ended April 30, 2005 and 2004
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2005

                                  (Unaudited)

                                                                             Nine Months Ended         August 24, 1981
                                                                                  April 30,                 (Date of
                                                                        ----------------------------     Inception) to
                                                                           2005             2004        April 30, 2005
                                                                        -----------      -----------   ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                   $        --      $        --     $   874,500
  Payment of short-term borrowings                                               --               --        (653,500)
  Increase in loans payable - related party, net                                 --               --       2,628,868
  Proceeds from bank debt and other long-term debt, net of costs                 --               --       3,667,460
  Reduction of bank debt and long-term debt                                  (6,730)          (6,799)     (2,966,567)
  Proceeds from issuance of common stock, net                                    --        1,527,925      40,750,316
  Proceeds from exercise of stock options and warrants, net                 261,715        2,772,422      10,481,126
  Proceeds from issuance of convertible debentures, related party                --               --         297,000
  Proceeds from issuance of convertible debentures, unrelated party              --               --         416,993
                                                                        -----------      -----------     -----------
      Net cash  provided by financing activities                            254,985        4,293,548      55,496,196
                                                                        -----------      -----------     -----------
Net increase (decrease) in cash and cash equivalents                     (6,250,935)         874,936       3,896,759
Cash and cash equivalents at beginning of period                         10,147,694          330,137              --
                                                                        -----------      -----------     -----------
Cash and cash equivalents at end of period                              $ 3,896,759      $ 1,205,073     $ 3,896,759
                                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information - interest paid        $       305      $    31,737     $ 1,714,018
                                                                        ===========      ===========     ===========
Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
    to officer                                                          $        --      $        --     $ 2,725,000
                                                                        ===========      ===========     ===========
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, related party                              $        --      $        --     $ 3,242,000
                                                                        ===========      ===========     ===========
  Conversion of short-term borrowings to common stock                   $        --      $        --     $   226,000
                                                                        ===========      ===========     ===========
  Conversion of accrued interest, payroll and expenses by related
    parties to stock options                                            $        --      $        --     $ 3,194,969
                                                                        ===========      ===========     ===========
  Repurchase of stock options from related party                        $        --      $        --     $  (198,417)
                                                                        ===========      ===========     ===========
  Conversion of accrued interest to stock options                       $        --      $        --     $   142,441
                                                                        ===========      ===========     ===========
  Accounts payable settled in common stock                              $        --      $    42,729     $   506,725
                                                                        ===========      ===========     ===========
  Conversion of notes payable, bank and accrued interest
    to long-term debt                                                   $        --      $        --     $ 1,699,072
                                                                        ===========      ===========     ===========
  Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
    accrued payroll and other, related party                            $        --      $        --     $ 1,863,514
                                                                        ===========      ===========     ===========
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, other                                      $   224,520      $   514,597     $ 1,344,385
                                                                        ===========      ===========     ===========
  Issuance of warrants with notes payable                               $        --      $        --     $   594,219
                                                                        ===========      ===========     ===========

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2005 and its results of operations and cash flows for the three and nine month periods ended April 30, 2005 and 2004 and the period from August 24, 1981 (date of inception) to April 30, 2005. The results of operations for the three and nine months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-K for the fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission.

      Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the fiscal year ended July 31, 2004.

      The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to developing new drug products. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses of approximately $4,711,000 for the nine months ended April 30, 2005 and $5,070,000, $2,411,000, and $2,591,000 for
the fiscal years ended July 31, 2004, 2003 and 2002, respectively. The loss from date of inception, August 24, 1981 to April 30, 2005 amounts to $73,755,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of net operating loss carryforwards, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize the full potential of its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through May 28, 2005, a significant portion of the Company's financing has been through the sale of equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, sale of net operating loss carryforwards, research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund its operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital needed on acceptable terms, if at all. As of April 30, 2005, management believes that the Company's cash balance including short term investments is sufficient to fund its expanded operations at least through April 30, 2006 based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the US and Europe and other ongoing operations of the Company. However, the Company will continue to seek

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that it will be able to raise capital on favorable terms or at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any.

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants and conversion of convertible notes would be anti-dilutive. The number of shares subject to outstanding options and warrants that could dilute earnings per share in future periods was 15,183,029 and 11,856,030 at April 30, 2005 and 2004, respectively. These also exclude the potential dilution that could occur upon the conversion of convertible notes into 1,199,890 and 3,319,402 shares of common stock and additional warrants to purchase 1,399,890 and 3,860,424 shares of common stock at April 30, 2005 and 2004, respectively.

3.    STOCK-BASED COMPENSATION

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost has been recognized in the condensed statements of operations.

      In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" (SFAS 148), the Company's pro forma option expense is computed using the Black-Scholes option pricing model. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, CONTINUED

                                                 Three Months Ended              Nine Months Ended
                                                     April 30,                       April 30,
                                            ---------------------------     ---------------------------
                                               2005            2004            2005            2004
                                            -----------     -----------     -----------     -----------
Net loss applicable to common shares
    As reported                             $(1,674,561)    $(1,350,549)    $(4,710,721)    $(3,308,347)
    Less total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of related tax effects
                                               (632,419)       (979,883)     (1,856,361)     (1,160,246)
                                            -----------     -----------     -----------     -----------
    Pro forma                               $(2,306,980)    $(2,330,432)    $(6,567,082)    $(4,468,593)
                                            ===========     ===========     ===========     ===========

Basic and diluted loss per common share
    As reported                                  $(0.05)         $(0.05)         $(0.13)         $(0.12)
    Pro forma                                     (0.07)          (0.08)          (0.19)          (0.16)

      The fair value was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                                     Nine Months Ended
                                                         April 30,
                                                --------------------------
                                                 2005          2004
                                                ------   -----------------

      Expected dividend yield                     0%            0%
      Risk-free interest rate                    4.25%        2% - 6%
      Expected stock price volatility           99.44%    40.79% - 114.54%
      Expected term until exercise (years)       9.2         5.96 - 10

      As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending October 31, 2005.

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $158,994 and $151,815 at April 30, 2005 and July 31, 2004, respectively, are classified as a long-term asset as the loans have no specified due dates, and the Company does not expect repayment of these amounts within one year. As of April 30, 2005, the Company earned interest at 8% per annum (approximately $7,179 for the nine months then ended) on the unpaid principal balance.

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

      During the quarter ended April 30, 2005, the Company issued 10,000 shares of common stock upon the exercise of stock options by an employee at per share exercise price of $1.91. The Company realized net proceeds of $17,549 from this exercise.

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), the Company had approximately $1,335,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $339,000. In December 2004, the Company received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which was recognized as a tax benefit for the nine months ended April 30, 2005.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS, CONTINUED

      For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), the Company had approximately $1,378,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $261,000. In December 2003, the Company received approximately $222,000 from the sale of the $261,000 of net operating loss carryforwards, which was recognized as a tax benefit for the nine months ended April 30, 2004.

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

7.    SUBSEQUENT EVENTS

      In May 2005, the Company issued 1,199,890 shares of restricted common stock and five-year warrants to purchase an aggregate total of 1,399,890 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable in the amount of $239,978 by an unrelated party.

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

        Almost all of our research and development expenses since our inception of $48,816,000 have gone toward the development of ONCONASE(R) and related drug candidates. For the nine months ended April 30, 2005 and fiscal years 2004, 2003 and 2002, our research and development expenses were $3,861,000, $3,353,000, $1,700,000 and $2,033,000, respectively. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of the filing is data driven as to when we will be able to file for marketing registrations in the US and EU. Therefore, we cannot predict with certainty what our total cost will be associated with obtaining marketing approvals, or when and if such approvals will be granted, and when actual sales will occur.

        We fund the research and development of our products from cash receipts resulting primarily from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards, research products, interest income and financing received from our Chief Executive Officer. Presently, we believe that our cash balance including short term investments is sufficient to fund our expanded operations at least through April 30, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings and the sale of our net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended April 30, 2005 and 2004
----------------------------------------------------------

        REVENUES. We are a development stage company as defined in the Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and nine month periods ended April 30, 2005 and 2004. Our investment income for the three months ended April 30, 2005 was $41,000 compared to $3,000 for the same period last year, an increase of $38,000. Investment income for the nine months ended April 30, 2005 was $104,000 compared to $11,000 for the same period last year, an increase of $93,000. These increases were due to higher balances of cash and cash equivalents and short term investments and higher interest rates.

        RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended April 30, 2005 was $1,386,000 compared to $927,000 for the same period last year, an increase of $459,000, or 50%. Research and development expense for the nine months ended April 30, 2005 was $3,861,000 compared to $2,238,000 for the same period last year, an increase of $1,623,000, or 73%. These increases were primarily due to expenses related to required NDA activities which included the completion of key toxicology requirements, completion of key requirements for the chemistry, manufacturing and controls section and the ONCONASE(R) ongoing stability program of approximately $971,000; expansion of the confirmatory Phase IIIb clinical trial in countries outside of the European Union, including the retention of another clinical research organization to assure regulatory compliance in the conduct of the trial in these countries and grant payments and data management fees related to our pivotal Phase III clinical trial for malignant mesothelioma of approximately $371,000; increases in patent expenses of approximately $175,000; pre-clinical sponsored research and development expenses and other consulting fees related to new clinical trials design of approximately $173,000; sponsored conferences related to mesothelioma of approximately $40,000; personnel costs of approximately $28,000; and depreciation expense and equipment repairs and maintenance of approximately $17,000 offset by a decrease in the non-cash expense related to stock options issued for consulting services of approximately $152,000.

        GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended April 30, 2005 was $332,000 compared to $329,000 for the same period last year, an increase of $3,000. General and administrative expense for the nine months ended April 30, 2005 was $1,200,000 compared to $978,000 for the same period last year, an increase of $222,000, or 23%. These increases were primarily due to increases in personnel expenses of approximately $347,000, Nasdaq re-listing and membership fees of approximately $77,000, professional fees related to board of directors fees and

Sarbanes Oxley compliance fees of approximately $65,000, offset by decreases in non-cash expense related to stock and stock options issued for consulting services of approximately $195,000 and legal expenses of approximately $72,000.

        INTEREST. Interest expense for the three months ended April 30, 2005 was $8,000 compared to $97,000 for the same period last year, a decrease of $89,000, or 92%. Interest expense for the nine months ended April 30, 2005 was $51,000 compared to $325,000 for the same period last year, a decrease of $274,000, or 84%. These decreases were primarily due to the maturity and conversion of convertible notes payable.

        INCOME TAXES. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which was recognized as a tax benefit for the nine months ended April 30, 2005.

        For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 of net operating loss carryforwards, which we recognized as a tax benefit for the nine months ended April 30, 2004.

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

        NET LOSS. We have incurred net losses during each year since our inception. The net loss for the three months ended April 30, 2005 was $1,675,000 as compared to $1,351,000 for the same period last year, an increase of $324,000. The net loss for the nine months ended April 30, 2005 was $4,711,000 as compared to $3,308,000 for the same period last year, an increase of $1,403,000. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2005, amounted to $73,755,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, we have not derived sufficient revenues from operations to offset the development stage expenses.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards, research products, interest income and financing received from our Chief Executive Officer. During the nine months ended April 30, 2005, we had a net decrease in cash and cash equivalents of $6,251,000, which resulted primarily from net cash used in operating activities of $4,469,000 and net cash used in investing activities due to the purchase of short-term investments of $1,994,000 and purchase of property and equipment of $43,000, offset by net cash provided by financing activities of $255,000 from warrant and stock option exercises of $262,000, net of a $7,000 reduction of debt. Total cash resources as of April 30, 2005 were $3,897,000 compared to $10,148,000 at July 31, 2004.

        Our current liabilities as of April 30, 2005 were $1,658,000 compared to $1,539,000 at July 31, 2004, an increase of $119,000. The increase was primarily due to increases in accrued expenses of approximately $403,000, offset by a decrease in accounts payable of approximately $111,000, offset by maturity and conversion of convertible notes payable of approximately $173,000.

        Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of net operating loss carryforwards, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. To date, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards, research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on acceptable terms, if at all. Presently, we believe that our cash balance including short term investments is sufficient to fund our expanded operations at least through April 30, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings and the sale of our net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any.

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

OFF-BALANCE SHEET ARRANGEMENTS

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2005, we are not involved in any unconsolidated VIE transactions.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends SFAS Statement No. 123 and will be effective beginning the fiscal quarter ending October 31, 2005. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        Our  outstanding   contractual   obligations  relate  to  our  equipment
operating lease. The following table presents our contractual obligations and commercial commitments as of April 30, 2005:

                                                        Payments Due
                                                       by Fiscal Year
                                                  --------------------------
                                                                   2007 and
                                          Total    2005    2006   Thereafter
                                         -------  ------  ------  ----------

    Operating lease                      $45,855  $3,057  $9,171    $33,627
                                         -------  ------  ------    -------
    Total contractual cash obligations   $45,855  $3,057  $9,171    $33,627
                                         =======  ======  ======    =======


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

        We are a development stage company and since inception our source of working capital has been public and private sales of our stock. We incurred a net loss of approximately $4,711,000 for the nine months ended April 30, 2005 and our cumulative loss from the date of inception amounted to approximately $73,755,000. We have continued to incur losses since July 2004. We may never achieve revenue sufficient for us to attain profitability.

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

WE NEED ADDITIONAL FINANCING TO CONTINUE OPERATIONS, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF IT IS AVAILABLE AT ALL.

        We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. Presently, we believe that our cash balance including short term investments is sufficient to fund our expanded operations at least through April 30, 2006, based on our expected level of expenditures. However, taking into consideration all of the uncertainties related to drug development and our industry, we will continue to seek additional financing through equity or debt financings and the sale of our net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide assurance of such exercises or the amount of capital we will receive, if any.

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

        For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available net operating loss carryforwards that were saleable, of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which we recognized as a tax benefit for the nine months ended April 30, 2005. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 of total available net operating loss carryforwards that were saleable, of which New
Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 of net operating loss carryforwards, which we recognized as a tax benefit for the nine months ended April 30, 2004.

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

        We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016, one Japanese patent that expires in 2010, and another Japanese patent that expires in 2013. We also own patent applications that are pending in the United States, Europe and Japan. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation regarding patent issues.

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

EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

        Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 35,255,445 shares of common stock outstanding as of April 30, 2005. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of April 30, 2005:

        o Stock options to purchase 3,413,245 shares of our common stock at a weighted average exercise price of approximately $3.59 per share.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005, the end of the period covered by this report (the "evaluation date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

        (b)     Changes in internal controls.

        There were no significant changes made in our internal controls over financial reporting during the three months ended April 30, 2005 or, to our knowledge, in other factors that have materially affected, or are materially likely to affect, these controls.

        We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As an accelerated filer with a fiscal year end of July 31, we must first begin to comply with the requirements of Section 404 for the fiscal year ending July 31, 2005. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, through July 31, 2005, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART II.   OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        ISSUER PURCHASES OF EQUITY SECURITIES

        We did not repurchase any shares of our common stock during the third quarter of fiscal 2005.

ITEM 6. EXHIBITS

        Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                 Exhibit No. or
Exhibit                                                         Incorporation by
  No.                           Item Title                         Reference
-------                         ----------                      ----------------
  3.1     Certificate of Incorporation, dated June 12, 1981
          (incorporated by reference to Registration Statement
          on Form S-1, File No. 333-112865, filed on February
          17, 2004)                                                     *

                                                                 Exhibit No. or
Exhibit                                                         Incorporation by
  No.                           Item Title                         Reference
-------                         ----------                      ----------------
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

  3.7     By-Laws (incorporated by reference to Exhibit 3.4 to
          Registration Statement on Form S-1, File No.
          333-111101, filed on December 11, 2003)                       *

  10.23   Form of Stock Option Agreement issued to the
          Company's Board of Directors under the Company's 1997
          Stock Option Plan                                             +

  10.24   Form of Stock Option Agreement issued to the
          Company's Executive Officers under the Company's 1997
          Stock Option Plan                                             +

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



                                        ALFACELL CORPORATION
                                        --------------------
                                            (Registrant)


June 9, 2005                            /s/ Robert D. Love
                                        ------------------
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)