Form 10-K
period 2005-07-31
ALFACELL CORP
filed 2005-10-14
CIK 708717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        July 31, 2005                                        0-11088
 For the fiscal year ended                           Commission file number

                              ALFACELL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                         22-2369085
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

          225 Belleville Avenue, Bloomfield, New Jersey        07003
            (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:         (973) 748-8082

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on January 31, 2005 was approximately $103,176,000. As of October 10, 2005 there were 36,652,872 shares of common stock, par value $.001 per share, outstanding.

                       Documents Incorporated by Reference

      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of the Stockholders scheduled to be held on January 19, 2006, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

                                Table of Contents

PART I                                                                                          Page
                                                                                                ----
         Item  1.  Business                                                                        3

         Item  2.  Properties                                                                     17

         Item  3.  Legal Proceedings                                                              17

         Item  4.  Submission of Matters to a Vote of Security Holders                            17

PART II

         Item  5.  Market for Registrant's Common Equity, Related Stockholder Matters
                   and Issuer Purchases of Equity Securities                                      17

         Item  6.  Selected Financial Data                                                        19

         Item  7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            20

         Item  7A. Quantitative and Qualitative Disclosures About Market Risk                     33

         Item  8.  Financial Statements and Supplementary Data                                    33

         Item  9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                         33

         Item 9A.  Controls and Procedures                                                        33

         Item 9B.  Other Information                                                              35

PART III

         Item 10.  Directors and Executive Officers of the Registrant                             35

         Item 11.  Executive Compensation                                                         35

         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters                                 35

         Item 13.  Certain Relationships and Related Transactions                                 35

         Item 14.  Principal Accounting Fees and Services                                         35

PART IV

         Item 15.  Exhibits and Financial Statement Schedules                                     35

The following trademarks appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for the anti-cancer indications; Alimta(R) and Gemzar(R) are registered trademarks of Eli Lilly; Navelbine(R) is a registered trademark of Glaxo Smith Kline.

All information on this Form 10-K is as of October 14, 2005 and we undertake no obligation to update this information.

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

Our Board of Directors has adopted a Code of Business Conduct that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within five business days of such material change or waiver. We make the Code of Business Conduct available on our website at www.alfacell.com. Although our Board of Directors has not established a nominating committee, our formal nominating procedures will be described in our definitive proxy statement for the Annual Meeting of Stockholders to be held on January 19, 2006. In addition, copies of our Code of Business Conduct are available to our shareholders upon request either by contacting our Investor Relations Department at 973-748-8082 or through an e-mail request from our website at www.alfacell.com/info.htm.

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

                                     Part I

Item 1. BUSINESS.

Overview

      Alfacell Corporation is a biopharmaceutical company primarily engaged in the discovery and development of a new class of therapeutic drugs for the treatment of cancer and other pathological conditions. Our proprietary drug discovery and development program consists of novel therapeutics developed from amphibian ribonucleases (RNases). RNases are biologically active enzymes that split RNA molecules. RNases are enzymes which play important roles in nature, among which is the development of an organism and in cell functions. RNA is an essential bio-chemical cellular component necessary to support life. There are various types of RNA, all of which have specific functions in a living cell. They help control several essential biological activities, namely; regulation of cell proliferation, maturation, differentiation and cell death. Therefore, they are ideal candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic, or programmed cell death, properties. ONCONASE(R), the trademark name of our lead investigational drug candidate, is a novel amphibian ribonuclease, unique among the superfamily of pancreatic ribonuclease isolated from the eggs of the Rana pipiens (the Northern Leopard frog). Ranpirnase, the generic name of ONCONASE(R), is the smallest known protein belonging to the superfamily of pancreatic ribonuclease and has been shown, on a molecular level, to re-regulate the unregulated growth and proliferation of cancer cells. Unlike most anti-cancer agents that attack all cells regardless of phenotype (malignant versus normal) and cause severe toxicities, ONCONASE(R) is not an indiscriminate cytotoxic drug (cell killing agent). ONCONASE(R) affects primarily exponentially growing malignant cells, with activity controlled through unique and specific molecular mechanisms.

An extensive compendium of in vitro (in cells), in vivo (in animals) and clinical data in man shows that ONCONASE(R) destroys cancer cells.

      ONCONASE(R), is currently being evaluated as a treatment for unresectable (inoperable) malignant mesothelioma, a rare cancer primarily affecting the pleura (lining of the lungs) usually caused by exposure to asbestos, in an international, centrally randomized Phase III trial. The first part of the trial has been completed. The second confirmatory part of the trial is ongoing. In September 2005, we reported that nearly 90% of the patients required per the study design for full patient accrual were now enrolled. We have also conducted other randomized and non-randomized trials with patients with advanced stages of solid tumors in other types of cancers.

      The primary endpoint of the Phase III trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA in the U.S. and MAA in Europe) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of when we will be able to file for marketing registrations in the US and EU is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur.

      In December 2002, we received Fast Track Designation from the FDA for ONCONASE(R) for the treatment of malignant mesothelioma. Fast Track Designation is an FDA program designed to expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs. In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) for malignant mesothelioma from the European Agency for the Evaluation of Medicinal Products (EMEA). Orphan Medicinal Product Designation is a program designed to provide marketing, protocol and other incentives for pharmaceutical companies to develop and market products in the European Community that address life threatening or very serious conditions that affect not more than five in 10,000 persons in the European Community. Orphan designation in Europe entitles the Company to ten years of marketing exclusivity, reduced filing fees and regulatory guidance from the
EMEA. In March 2005, we received Orphan Drug Designation for malignant mesothelioma in Australia from the Therapeutics Goods Administration (TGA). This designation in Australia also entitles us to five years of marketing exclusivity, a 100% waiver of filing fees and regulatory guidance from the TGA.

      These FDA, EMEA and TGA designations for ONCONASE(R) may serve to expedite its regulatory review, assuming the clinical trials yield a positive result. Future clinical trials, however, may not demonstrate that ONCONASE(R) is effective. Thus, our applications for FDA, EMEA or TGA approval to market ONCONASE(R), which are dependent upon the success of our clinical trials, may be affected. The efficacy and safety of ONCONASE(R) for malignant mesothelioma will ultimately be determined by these regulatory agencies. In the interim, our Fast Track Designation allows us to continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the NDA to obtain marketing approval for ONCONASE(R), based on the assumption that the clinical trials will continue to yield favorable results.

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

      We have established a number of scientific collaborations with industry partners, academic and research institutions including the National Cancer Institute (NCI) that are designed to develop new therapeutic applications for ONCONASE(R). One collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. These results were presented by the NCI investigators at the 2002 Ribonuclease Meeting in Bath, England. The NCI has manufactured RN321 (the conjugate) according to Good Manufacturing Practices, or GMP regulations in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with RN321. Prior to commencing human clinical trials with RN321, additional funding approval from the Drug Development Group of the NIH is required.

      We have also discovered another series of proteins, collectively named amphinases that may have therapeutic uses. These proteins are bioactive in that they have an effect on living cells and organisms and have both anti-cancer and anti-viral activity. All of the proteins characterized to date are RNases. These products are currently undergoing preclinical testing by the National Institute of Allergy and Infectious Diseases (NIAID) against various RNA viruses and by outside collaborators. One of these compounds, AC-03-636 has been determined to be active against yellow fever and Hepatitis C. The same compound is being evaluated at Johns Hopkins University in a sustained time release formulation for the treatment of brain tumors (gliomas). We are currently in discussions with potential pharmaceutical partners for the development of these new compounds as conjugates and fusion proteins.

      In July 2005, we entered into a research collaboration agreement with the Novartis Institute for Tropical Diseases for the evaluation of AC-03-636 against Dengue fever.

      We have entered into a commercial evaluation license with the NIH to evaluate a humanized single-chain monoclonal antibody. Under the agreement, we receive the right to evaluate commercial applications for this antibody, such as immunotherapeutics derived from the combination of the antibody with Alfacell's proprietary family of cytotoxic RNases, including ONCONASE(R).

      We have entered into a research and development collaboration with a major US privately held stent and drug delivery company. ONCONASE(R) is being evaluated in stents and other delivery platforms to treat cardiovascular disease and cancer via direct site delivery.

      We have signed confidentiality agreements and have entered into discussions and due diligence with a number of companies for US or non-US marketing rights for ONCONASE(R) and for out-licensing some of our early stage drug candidates. We are engaged in the research, development and clinical trials of our products both independently and through research collaborations. We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. These funds provide us with the resources to acquire staff, facilities, capital equipment, finance our technology, product development, manufacturing and clinical trials. We have incurred losses since inception and to date we have not consummated any licensing, or marketing agreements for ONCONASE(R) or any of our early stage drug candidates. As of July 31, 2005, we believe our cash balance is sufficient to fund our operations at least through July 31, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for an NDA and MAA filings and other ongoing operations of the company. However, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

      Research and Development Programs

      Research and development expenses for the fiscal years ended July 31, 2005, 2004, and 2003 were $5,082,000, $3,353,000, and $1,700,000, respectively.
Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Because ribonucleases have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and programmed cell death, known as apoptosis, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including viral and autoimmune diseases that require anti-proliferative and pro-apoptotic properties.

Technology Platform and Pipeline

      Using ribonucleases as therapeutics is a relatively new approach to drug development. The use of these proteins to re-regulate the unregulated growth and proliferation of cancer cells is unlike most anti-cancer drugs that attack all cells regardless of their phenotype, malignant versus normal, and produce a variety of severe toxicities.

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

      We have devoted resources towards the development of recombinant designer RNases for chemical conjugation and gene fusion products with various targeting moieties such as monoclonal antibodies, growth factors, cytokines, etc.

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

      ONCONASE(R) has been tested in Phase I, Phase II and Phase III clinical trials in more than 40 cancer centers across the United States since 1991, in Europe since 2000 and recently, in Canada, Australia and New Zealand. Major US cancer center participating have included Columbia-Presbyterian, University of Chicago, M.D. Anderson, Cedars-Sinai Cancer Centers and Johns Hopkins University. Additional clinical sites were approved recently in countries such as Canada, Australia and New Zealand.

      ONCONASE(R) has been tested as a single agent in patients with a variety of solid tumors. It has also been tested in combination with tamoxifen in patients with prostate cancer, advanced pancreatic cancer and renal cell carcinoma as well as with doxorubicin in patients with malignant mesothelioma.

      We have collaborated with NIH, NCI, Johns Hopkins University, University of Bath and The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center, and have developed a considerable body of knowledge in RNase technology and novel RNase-based therapeutics. ONCONASE(R) has demonstrated a broad spectrum of anti-tumor activity in vitro, or studies of tumor cell lines in laboratory vessels, and was determined to kill cancer cells and therefore was judged to be "active" in the NCI Cancer Screen.

      In vitro and in vivo studies showed both cytostatic (suppresses cancer cells from further dividing) and cytotoxic (kills cancer cells) antitumor activity when ONCONASE(R) was used as a single agent and in combination with other agents.

In Vitro Studies

      ONCONASE(R), in combination with other drugs has been shown to be synergistic, which means that the effect of ONCONASE(R) when given in combination with other drugs is greater than if the drugs were given alone. The combination of ONCONASE(R) and tamoxifen, an anti-cancer drug, resulted in a significant cell kill in pancreatic, prostate, and ovarian tumor cell lines as compared to each drug alone. Similar results were found with respect to the following:

      o ONCONASE(R) + cisplatin for non-small cell lung cancer and ovarian cancer;

      o     ONCONASE(R) + carboplatin for non-small cell lung cancer;

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

      ONCONASE(R) in Combination With Other Agents

      Based on in vivo results, ONCONASE(R) in combination with the following known and approved anti-cancer agents has been evaluated by us, in collaboration with the NCI and other academic collaborators:

      o     vincristine

      o     doxorubicin

      o     tamoxifen

      o     cisplatin

      o     carboplatin

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

      Research being conducted at Small Animal Imaging and Animal Model Core, Department of Radiology, University of Pennsylvania, has shown that ONCONASE(R) exhibits tumoricidal effects on cell cultures and animals for the treatment of Non-Small Cell Lung Cancer (NSCLC). Animal studies have shown that ONCONASE(R) alone effectively kills cancer cells with manageable toxicity. ONCONASE(R) improves radiation response and enhances the efficacy of commonly used chemotherapeutic agents (cisplatin and carboplatin) in human NSCLC xenographs of nude mice.

Clinical Trials

Onconase(R) Phase III Randomized Clinical Trials

      We are currently conducting a two-part Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the Phase III trial compares ONCONASE(R) alone to doxorubicin. Doxorubicin has been considered by opinion leaders to be the most effective drug for the treatment of malignant mesothelioma. The second part of the trial compares the combination of ONCONASE(R) and doxorubicin versus doxorubicin alone. The trial is an open label, centrally randomized, controlled study. The patient enrollment for the first part of the clinical trial has been completed and the trial is on-going. The second part is currently nearing completion of the patient enrollment stage and is being conducted in the United States, Europe, Canada, New Zealand and Australia.

      Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA, to seek marketing approval for ONCONASE(R), assuming the Phase III clinical trial yields favorable results.

Phase III Single Agent Results

      An interim subset analysis of the results of this Phase III clinical trial according to the Cancer Adult Leukemia Group B, or CALGB, prognostic groups revealed a marked excess of poor prognosis patients (groups 5 and 6) in the ONCONASE(R) arm of the trial (32 patients or 38.1% of the patients treated with ONCONASE(R)) as compared to the doxorubicin arm of the trial (12 patients or 17% of the patients treated with doxorubicin). By excluding these patients and the 10 patients whose central pathology review did not confirm a diagnosis of malignant mesothelioma (N=5) from the 154 intent-to-treat patients, we defined a target treatment group, or TTG, consisting of 104 patients who met the criteria for CALGB prognostic groups 1-4. Of these patients, 47 were treated with ONCONASE(R) and 57 were treated with doxorubicin. The single agent Phase III results of the TTG showed a median survival benefit, or MST, of 2 months for ONCONASE(R) treated patients, 11.6 months versus 9.6 months. This two month median survival difference favoring ONCONASE(R) represents a 20% advantage over the active agent, doxorubicin. Moreover, the clinical activity of ONCONASE(R) is also evident from the overall 1-year and 2-year survival rates of ONCONASE(R) versus doxorubicin in the TTG, 46.8% versus 38.6% and 20.2% versus 12.3%, respectively. Doxorubicin treatment was associated with a 60% higher risk of death compared to ONCONASE(R) treatment. Tumor assessment by an independent radiologist for evaluable patients (which included a baseline and follow-up radiological assessment) revealed evidence of objective clinical activity in 17 patients in each treatment arm. Four partial responses and 13 stabilization of previously progressive disease were reported in the ONCONASE(R) treated patients and 7 partial responses and 10 stabilization of previously progressive disease were reported in the doxorubicin treated patients. Despite the small number of patients, the analysis revealed a statistically significant difference, log rank test, p. = 0.037, in survival of the responders favoring ONCONASE(R) treated patients with an MST 23.3 versus 14.4 months for doxorubicin treated patients as well as the 2 year survival rates of 40% for ONCONASE(R) and 9% for doxorubicin. Preliminary results were presented at the 2000 American Society of Clinical Oncologists, or ASCO, meeting.

      These survival advantages were recognized as clinically important in this patient population by opinion leaders and the FDA. Therefore, the FDA has requested confirmation of the survival results in the TTG population in the second part of the ongoing trial.

      In March 2005, we received an Orphan Drug Designation for malignant mesothelioma for ONCONASE(R) in Australia from the Therapeutics Goods Administration, or TGA. This designation in Australia also entitles us to five years of marketing exclusivity for ONCONASE(R) (for the treatment of malignant mesothelioma), a 100% waiver of filing fees and regulatory guidance from the TGA.

      In December 2002, we received Fast Track Designation from the FDA for ONCONASE(R) and doxorubicin for the treatment of malignant mesothelioma. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims for drugs that are being developed for a serious or life-threatening disease for which there is an unmet medical need. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. We are making use of this designation to attempt to reduce the marketing approval timeline for ONCONASE(R).

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

      In part two of the ongoing Phase III trial, interim analyses based on the occurrence of 105 deaths and at 210 deaths are planned. Based upon the results of these analyses, we may be able to file an NDA and an MAA within six months after the completion of the analyses. However, we cannot assure you that marketing approval for ONCONASE(R) as a treatment for malignant mesothelioma will be granted by the FDA, EMEA or the TGA.

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

ONCONASE(R) Phase II Clinical Trials

      ONCONASE(R) as a single agent, demonstrated objective clinical activity in 105 patients with uresectable, or inoperable, malignant mesothelioma that included many heavily pretreated patients with refractory tumors, which are tumors that did not readily yield to the treatment. Analysis of the TTG population confirmed the importance of the Cancer and Leukemia Group B (CALGB) prognostic groups and their utility for evaluating systemic therapies in this patient population.

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

      A Phase II program to evaluate a new dose and schedule of ONCONASE(R) was initiated in 2005. The first indication under evaluation is in patients with refractory non-small cell lung cancer. Similar trials are planned in 2006 in patients with esophageal cancer and in patients with advanced breast cancer.

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

      We have established a number of scientific collaborations with academic and research institutions including the NCI. The objective of our collaboration with the NCI is to develop new therapeutic applications for ONCONASE(R). This collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. The relative benefit in killing targeted tumor cells versus non-targeted healthy cells, or the therapeutic index, is greater than
200,000-fold with this conjugate. These "proof-of-concept" results were presented at the 2002 Ribonuclease Meeting in Bath, England. The NCI has manufacturedRN321 (the conjugate) according to Good Manufacturing Practices, or GMP regulations in preparation for commencing clinical trials for the treatment of patients with non-Hodgkin's lymphoma with RN321. Prior to commencing human clinical trials with RN321 additional funding approval from the Drug Development Group of the NIH is required.

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

      These products are currently undergoing preclinical testing by the National Institute of Allergy and Infectious Diseases against various RNA viruses and by outside collaborators. One of these compounds, AC-03-636 has been determined to be active in yellow fever and Hepatitis C. The same compound is being evaluated at Johns Hopkins University in a sustained time release formulation for the treatment of brain tumors (gliomas). In July 2005, we entered into a research collaboration agreement with the Novartis Institute for Tropical Diseases for the evaluation of AC-03-636 against Dengue fever.

Research Collaborations

      In  addition  to  the  above  programs,   we  are  pursuing   programs  in
collaboration with the NIH, NCI, Johns Hopkins University, University of Bath, University of Pennsylvania Medical Center, Metabolic Magnetic Resonance

Research and Computing Center and Novartis Institute for Tropical Diseases. The objective of our collaborations is to develop new therapeutic applications and formulations for ONCONASE(R) as well as our other drug candidates.

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

Evaluation Of ONCONASE(R) As A Radiation Enhancer

      The p53 gene is a tumor-suppressor gene which means that if it malfunctions, tumors will develop. Published studies have demonstrated that ONCONASE(R) causes an increase in both tumor blood flow and in median tumor oxygen partial pressure causing tumor cells to become less resistant to radiation therapy regardless of the presence or absence of the functional p53 tumor-suppressor gene. We believe these findings further expand the profile of ONCONASE(R) in vivo activities and its potential clinical utility and market potential.

      The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center has evaluated ONCONASE(R) in combination therapies such as with radiation, cisplatinum and carboplatinum in a series of animal studies bearing human lung adecarcinoma (a form of NSCLC lung cancer). They also studied the effects of ONCONASE(R) in the inhibition of sub-lethal damage repair (SLDR) and potentially lethal damage repair (PLDR).

      ONCONASE(R), when combined with radiation therapy, enhanced the radiation-sensitivity to treatment in NSCLC tumor cells without causing the common radiation-induced tissue damage to non-tumor cells. ONCONASE(R) inhibited SLDR and PLDR in these animal models.

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

      European collaborators confirmed the earlier NIH findings of ONCONASE(R) (ranpirnase) anti-HIV activity, and reported new findings of potent inhibition of the replication of two enteroviruses, the Coxsackie A and ECHO type. These viruses affect primarily children under 10 years of age and are known to cause myocarditis, encephalitis and aseptic meningitis.

Commercial Collaborations

      In July 2005, we entered in a research collaboration agreement with Novartis Institute for Tropical Diseases for the evaluation of AC-03-636 against Dengue fever. AC-03-636 is a novel compound from our proprietary family of amphinase RNases

      A research and development collaboration with a major US privately held stent and drug delivery company is ongoing. ONCONASE(R) is being evaluated in stents and other delivery platforms to treat cardiovascular disease and cancer via direct site delivery. Our research and development collaboration with Wyeth Pharmaceuticals to develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using our proprietary technology has been terminated by the Company for Wyeth's non-compliance with the terms of the agreement.

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

Marketing

      We do not plan to market our products on our own at this time. We have entered into a number of Confidential Disclosure Agreements and are currently in various stages of active discussions with several major and mid-size pharmaceutical and biotechnology companies as potential commercial partners for our lead product ONCONASE(R), our proprietary RNA interference technology pipeline, and other patented product candidates.

      We intend to enter into development and marketing agreements with third parties. We expect that under such arrangements we would grant certain exclusive rights to our corporate partners in return for assuming further research and development cost, upfront licensing fees, milestone payments and royalties on sales. Under these agreements, our marketing partner may have the responsibility for a significant portion of product development and regulatory approval. In the event that our marketing partner fails to develop a marketable product or fails to market a product successfully, our business may be adversely affected.

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

      As the initial step in the FDA regulatory approval process, preclinical studies are conducted in laboratory dishes and animal models to assess the drug's efficacy and to identify potential safety problems. Moreover manufacturing processes and controls for the product are required. The manufacturing information along with the results of these studies is submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program typically involves up to three phases. Data from human trials as well as other regulatory requirements such as chemistry, manufacturing and controls, pharmacology and toxicology sections, are submitted to the FDA in an NDA or Biologics License Application, or BLA. Preparing an NDA or BLA involves considerable data collection, verification and analysis. A similar process in accordance with EMEA regulations is required to gain marketing approval in Europe and in Australia. Moreover, a commercial entity must be established and approved by the EMEA in a member state of the EU at least three months prior to filing the Marketing Authorization Application, or MAA.

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

      We own the following U.S. patents:

-------------------------------------------------------------------------------------------------------------
     Patent No.        Issue Date                                                              Expiration **
     ----------        ----------                                                              -------------

-------------------------------------------------------------------------------------------------------------
    6,423,515 B1       July 2002    covers methodology for synthesizing gene sequences of        Sept. 2019
                                    ranpirnase and a genetically engineered variant of
                                    ranpirnase
-------------------------------------------------------------------------------------------------------------
    6,290,951 B1       Sept. 2001   covers alteration of the cell cycle in vivo,                  Aug. 2018
                                    particularly for inducing apoptosis of tumor cells
-------------------------------------------------------------------------------------------------------------
    6,239,257 B1        May 2001    covers a family of variants of ONCONASE(R)                    Dec. 2018
-------------------------------------------------------------------------------------------------------------
    6,175,003 B1       Jan. 2001    covers the genes of ONCONASE(R) and a variant of             Sept. 2019
                                    ONCONASE(R)
-------------------------------------------------------------------------------------------------------------
     5,728,805         Mar. 1998    covers a family of variants of ONCONASE(R)                    June 2013
-------------------------------------------------------------------------------------------------------------
     5,595,734         Jan. 1997    covers combinations of ONCONASE(R) with certain other         Jan. 2014
                                    pharmaceuticals
-------------------------------------------------------------------------------------------------------------
     5,559,212         Sept. 1996   covers the amino acid sequence of ONCONASE(R)                Sept. 2013
-------------------------------------------------------------------------------------------------------------
     5,540,925         July 1996    covers combinations of ONCONASE(R) with certain other         July 2013
                                    pharmaceuticals
-------------------------------------------------------------------------------------------------------------
     5,529,775         June 1996    covers combinations of ONCONASE(R) with certain other         June 2013
                                    pharmaceuticals
-------------------------------------------------------------------------------------------------------------
     4,888,172         Dec. 1989    covers a pharmaceutical produced from fertilized frog         Dec. 2006
                                    eggs (Rana pipiens) and the methodology for
                                    producing it
-------------------------------------------------------------------------------------------------------------
   6,649,392 B1*       Nov. 2003    covers a family of recombinant variants of ONCONASE(R)        Apr. 2016
-------------------------------------------------------------------------------------------------------------
   6,649,393 B1*       Nov. 2003    covers nucleic acids encoding recombinant variants of         Apr. 2016
                                    ONCONASE(R) and methodology for producing such variants
-------------------------------------------------------------------------------------------------------------

      *We own this patent jointly with the U.S. Government.

      We own the following foreign patents in Europe and Japan (European patents are validated in selected European nations):

----------------------------------------------------------------------------------------------------------
    Patent No.                                                                              Expiration **
    ----------                                                                              -------------

----------------------------------------------------------------------------------------------------------
EP 0 440 633     covers ONCONASE(R) and process technology for making it                      Mar. 2009
----------------------------------------------------------------------------------------------------------
EP 0 500 589     cover combinations of  ONCONASE(R) with certain other pharmaceuticals        Oct. 2010
JP 2972334
----------------------------------------------------------------------------------------------------------
EP 0 656 783     covers combinations of  ONCONASE(R) with certain other pharmaceuticals       July 2013
JP 3655628
----------------------------------------------------------------------------------------------------------
EP 0 837 878     covers a variant of ONCONASE(R)                                              June 2016
----------------------------------------------------------------------------------------------------------

      **Assumes timely payment of all applicable maintenance fees and annuities; excludes term extensions that do or may apply.

      These patents cover ONCONASE(R), a variant of ONCONASE(R), process technology for making ONCONASE(R), and combinations of ONCONASE(R) with certain other chemotherapeutics. We also have patent applications pending in the United States, Europe, and Japan.

      The scope of protection afforded by patents for biotechnological inventions can be uncertain, and such uncertainty may apply to our patents as well. The patent applications we have filed, or that we may file in the future, may not result in patents. Our patents may not give us competitive advantages, may be wholly or partially invalidated or held unenforceable, or may be held not to have been infringed by products that compete with our products. Patents owned by others may adversely affect our ability to do business. Furthermore, others may independently develop products that are similar to our products or that duplicate our products, and may design around the claims of our patents. Although we believe that our patents and patent applications are of substantial value to us, we cannot assure you that such patents and patent applications will be of commercial benefit to us, will adequately protect us from competing products or will not be challenged, declared invalid, or found not to have been infringed by competing products. We also rely on proprietary know-how and on trade secrets to develop and maintain our competitive position. Others may independently develop or obtain access to such know-how or trade secrets. Although our employees and consultants having access to proprietary information are required to sign agreements that require them to keep such information confidential, our employees or consultants may breach these agreements or these agreements may be held to be unenforceable.

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

Employees

      As of September 30, 2005, we have 14 employees, of whom 7 were engaged in research and development activities and 7 were engaged in administration and management. We have 5 employees who hold Ph.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Item 3. LEGAL PROCEEDINGS.

Shogen v. Global Aggressive Growth Fund, Ltd. et al.

      Kuslima Shogen, our Chief Executive Officer and Chairman of the Board of Directors, filed the above-captioned case on November 18, 2004 against the defendants, including the Witchel Defendants, in the US District Court, District of New Jersey. This case relates to shares of Alfacell common stock that Ms. Shogen had provided as collateral to secure a loan taken by Ms. Shogen from certain of the defendants. Ms. Shogen alleges that these shares were unlawfully sold by the defendants. Among other things, Ms. Shogen seeks damages of $9 million plus costs and attorneys' fees. Alfacell was not an original party to this action. However, according to a letter to the Court dated September 21, 2005 and a draft, but unfiled, pleading provided to Ms. Shogen, defendants, Sam Witchel, Greg Witchel and Scharf, Witchel & Co., Inc. (collectively "the Witchel Defendants") are seeking leave of the Court to name Alfacell and American Stock Transfer, Alfacell's transfer agent, in a third party complaint and to seek payment from Alfacell of any sums assessed against them as a result of Ms. Shogen's claims against them. Alfacell believes that any claims against the Company, if permitted by the Court, would be without merit and intends to vigorously defend against such claims.

Shogen v. Pisani et al.

      This action was commenced by Ms. Shogen against the defendants in May 2005 in New Jersey Superior Court, Essex County and relates to a loan taken by Ms. Shogen from the defendants that was secured by varying amounts of Ms. Shogen's Alfacell common stock. Alfacell was not an original party to this action. On August 31, 2005 the defendants in this matter filed a counterclaim against Ms. Shogen, and named Alfacell as a third-party defendant, alleging that Alfacell violated and conspired to violate certain securities laws. Defendants seek an unidentified amount of compensatory, punitive and statutory damages as well as attorneys' fees. Neither Alfacell nor Ms. Shogen has answered these counterclaims. Alfacell believes the claims against the Company are without merit and intends to vigorously defend against such claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is listed on the The Nasdaq SmallCap Market, or Nasdaq, and has traded under the symbol "ACEL" since September 9, 2004. Prior to September 9, 2004, our common stock was traded on the OTC Bulletin Board (OTCBB). As of October 10, 2005, there were approximately 999 stockholders of record of our common stock.

      The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2005 and 2004. The prices were obtained from Nasdaq and OTCBB and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                       High          Low

                   Year Ended July 31, 2005:

                        First Quarter                $ 7.50       $ 3.06

                        Second Quarter                 5.43         3.33

                        Third Quarter                  3.70         1.50

                        Fourth Quarter                 2.80         1.73

                   Year Ended July 31, 2004:

                        First Quarter                  4.51         1.25

                        Second Quarter                 5.14         2.65

                        Third Quarter                  9.97         3.70

                        Fourth Quarter                10.07         5.50

      We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

      The following table provides additional information on the Company's equity based compensation plans as of July 31, 2005:

                                                                                             Number of securities
                                                                                            remaining available for
                                         Number of securities to     Weighted-average        future issuance under
                                         be issued upon exercise     exercise price of     equity compensation plans
                                         of outstanding options,   outstanding options,      (excluding securities
             Plan Category                 warrants and rights      warrants and rights     reflected in column a)
             -------------                 -------------------      -------------------     ----------------------
                                                   (a)                      (b)                       (c)
Equity  compensation  plans approved
by security holders                             3,497,845                 $ 3.35                   8,247,500
Equity  compensation plans not
approved by security holders                       68,056(1)(2)           $ 1.79                     - 0 -

      (1) In August 2001, we converted $50,000 of our accounts payable into 55,556 shares of common stock. In addition, we issued 55,556 five-year warrants to purchase 55,556 shares of common stock at an exercise price of $1.50 per share.

      (2) During the fiscal year ended July 31, 2005, we issued 12,500 warrants to a vendor in consideration for services to be rendered. 5,000 of these warrants vested immediately and have an exercise price of $2.50 per share and 7,500 warrants vested on the 91st day from the grant date and have an exercise price of $3.50 per share. These warrants will expire twenty-four months from the date the registration statement registering the shares underlying warrants is declared effective or thirty-six months from the date of grant, whichever comes first.

Recent Sales of Unregistered Securities

      The following is a summary of sales of our equity securities from May 1, 2005 to July 31, 2005 in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the following was exempt from registration under Section 4(2) of the Securities Act based upon the fact that each issuance was to an accredited investor. The net proceeds from these transactions were used for general corporate purposes, including the funding of research and development.

      In May 2005, we issued 1,199,890 shares of restricted common stock and an aggregate total of 1,399,890 shares of common stock underlying five-year warrants with an exercise price of $1.00 per share upon the conversion of notes payable by an unrelated party in the amount of $239,978.

Issuer Purchases of Equity Securities

      We did not repurchase any shares of our common stock during the fiscal year 2005:

Item 6. SELECTED FINANCIAL DATA.

      Set forth below is the selected financial data for our company for the five fiscal years ended July 31, 2005:

                                                        Year Ended July 31,
                        ------------------------------------------------------------------------------------
                               2005               2004              2003              2002              2001
                               ----               ----              ----              ----              ----
Investment Income       $   141,708       $     42,113       $     9,877       $     4,838       $    13,121
Other Income                  9,836                 --            30,000                --                --
Net Loss(1)              (6,461,920)        (5,070,307)       (2,411,532)       (2,591,162)       (2,294,936)
Net Loss Per Basic
and Diluted Share              (.18)              (.17)             (.10)             (.12)             (.12)
Dividends                      None               None              None              None              None
Total Assets              4,901,624         10,421,063           495,322           228,871           201,609
Long-term Debt                   --                 --           242,516           315,929            23,663

Total Equity
(Deficiency)              3,221,670          8,881,647        (2,491,681)      $(1,885,437)         (740,378)

      (1)   Included in the net loss of  $6,461,920,  $5,070,307  and $2,411,532 for fiscal years ended July 31, 2005, 2004 and 2003, respectively, are tax benefits of $287,975, $221,847 and $231,357, respectively, related to the sale of certain state tax operating loss carryforwards.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      Since our inception, we have devoted the vast majority of our resources to the research and development of ONCONASE(R) and related drug candidates. We have focused our resources towards the completion of the clinical program for unresectable, or inoperable, malignant mesothelioma.

      Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA, to seek marketing approval for ONCONASE(R), assuming the Phase III clinical trial for the treatment of malignant mesothelioma yields favorable results.

      We received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or the EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

      Almost all of our research and development expenses since our inception of $50,037,251 have gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2005, 2004 and 2003 our research and development expenses were $5,082,000, $3,353,000 and $1,700,000, respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which nearly 90% of the patients required per the study design for full patient accrual have now been enrolled. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA and MAA) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of when we will be able to file for marketing registrations in the US and EU is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur.

      We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. As of July 31, 2005, we believe our cash balance is sufficient to fund our operations at least through July 31, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

Results of Operations

Fiscal Years Ended July 31, 2005, 2004 and 2003

Revenues

      We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We did not have any sales in fiscal 2005, 2004 and 2003. Investment income for fiscal 2005 was $142,000 compared to $42,000 for fiscal 2004, an increase of $100,000. Investment income for fiscal 2004 was $42,000 compared to $10,000 for fiscal 2003, an increase of $32,000. These increases were due to higher balances of cash and cash equivalents.

Research and Development

      Research and development expense for fiscal 2005 was $5,082,000 compared to $3,353,000 for fiscal 2004, an increase of $1,729,000, or 52%. The increase was primarily due to expenses in connection with preparing our NDA for ONCONASE(R), including the completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls, including the ONCONASE(R) stability program of approximately $1,040,000. This increase also resulted from pre-clinical sponsored research and development expenses; the new Phase II program for non-small cell lung, including consulting fees of approximately $292,000; expansion of the confirmatory Phase IIIb clinical trial in countries outside of the European Union, including the retention of another clinical research organization to assure regulatory compliance in the conduct of the trial in these countries; grant payments; clinical monitoring and data management fees related to our pivotal Phase III clinical trial for malignant mesothelioma of approximately $264,000; increases in patent expenses of approximately $190,000; personnel costs of approximately $71,000 and depreciation expense and equipment repairs and maintenance of approximately $21,000; offset by a decrease in the non-cash expense related to stock options issued for consulting services of approximately $149,000.

      Research and development expense for fiscal 2004 was $3,353,000 compared to $1,700,000 for fiscal 2003, an increase of $1,653,000, or 97%. This increase was primarily due to increases in data management, clinical research organization fees and clinical expenses related to our pivotal Phase III clinical trial for malignant mesothelioma of approximately $1,302,000; sponsored research and development expenses of approximately $236,000, consulting costs of approximately $142,000; non cash expense related to stock options issued for consulting services of approximately $94,000; offset by a decrease in personnel and insurance expenses of approximately $121,000.

General and Administrative

      General and administrative expense for fiscal 2005 was $1,771,000 compared to $1,578,000 for fiscal 2004, an increase of $193,000, or 12%. The increase was due primarily to increases in personnel expenses of approximately $441,000; professional fees related to board of directors fees and Sarbanes Oxley compliance fees of approximately $177,000; Nasdaq relisting membership fees of approximately $70,000; accounting fees of $38,000 and depreciation expense of $5,000; offset by decreases in non-cash expense related to stock and stock options issued for consulting services of approximately $367,000; legal expenses of approximately $141,000 and computer repairs and maintenance of approximately $30,000.

      General and administrative expense for fiscal 2004 was $1,578,000 compared to $624,000 for fiscal 2003, an increase of $954,000, or 153%. The increase was due primarily to an increase in non-cash expense related to stock and stock options issued for consulting services associated with business development activities of approximately $402,000; increases in legal, public relations, personnel, insurance, and accounting expenses of approximately $230,000, $109,000, $106,000, $77,000 and $30,000, respectively.

Interest

      Interest expense for fiscal 2005 was $48,000 compared to $403,000 in fiscal 2004, a decrease of $355,000 or 88%. The decrease was primarily due to the maturity and conversion of convertible notes payable into common stock. Interest expense for fiscal 2004 was $403,000 compared to $358,000 in fiscal 2003, an increase of $45,000 or 12.6%. The increase was primarily due to the interest expense on the beneficial conversion feature of the convertible notes payable and its related warrants issued to unrelated parties. The interest expense was based on the value of the warrants using the Black-Scholes option pricing model, amortized on a straight-line basis over the term of the notes.

Income Taxes

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2005.

      For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2004.

      For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), we had approximately $1,373,000 in total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $273,000. In December 2002, we received approximately $231,000 from the sale of the $273,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2003.

      If still available under New Jersey law, we will attempt to sell the remaining $996,000 of our tax benefits between July 1, 2005 and June 30, 2006. This amount, which is a carryover of our remaining tax benefits from state fiscal year 2005 and earlier, may increase if we incur additional tax losses during state fiscal year 2006. We cannot estimate, however, what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

Net Loss

      We have incurred net losses during each year since our inception. The net loss for fiscal 2005 was $6,462,000 as compared to $5,070,000 in fiscal 2004 and $2,411,000 in fiscal 2003. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2005 amounted to $75,506,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have reported net losses of approximately $6,462,000, $5,070,000, and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The loss from date of inception, August 24, 1981, to July 31, 2005, amounts to $75,506,000.

      We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, and interest income and financing received from our Chief Executive Officer. During the fiscal year 2005, we had a net decrease in cash and cash equivalents of $5,685,000, which resulted primarily from net cash used in operating activities of $5,933,000, principally for research and development activities, and net cash used in investing activities due to the purchase of property and equipment of $52,000 offset by net cash provided by financing activities of $300,000 from warrants and stock options exercises of $307,000 less $7,000 reduction of debt. Total cash resources as of July 31, 2005 were $4,463,000 compared to $10,148,000 at July 31, 2004.

      Our current liabilities as of July 31, 2005 were $1,680,000 compared to $1,539,000 at July 31, 2004, an increase of $141,000. The increase was primarily due to an increase in accrued expenses of approximately $659,000, mainly for pre-clinical studies and clinical trial of approximately $409,000 and $290,000, respectively; payroll and payroll taxes of approximately $41,000 and professional fees of approximately $30,000 and a decrease in other accruals of approximately $111,000; offset by the maturity and conversion of convertible notes payable of approximately $373,000 and a decrease in accounts payable of approximately $145,000.

The following transactions occurred after July 31, 2005:

      o In August and September 2005, we issued an aggregate of 118,637 shares of common stock upon the exercise of warrants by an unrelated party and stock options by an employee at exercise prices ranging from $0.75 to $0.85 per share. We realized gross proceeds of $89,478 from these exercises.

      Our continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or be available on acceptable terms. Through July 31, 2005, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may need to delay certain development activities over the next twelve months. As of July 31, 2005, we believe our cash balance is sufficient to fund our operations at least through July 31, 2006, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

      We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot be sure that any such alliances will materialize.

      The market price of our Common Stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. The market price of our Common Stock could also be materially affected by the marketing approval or lack of marketing approval of ONCONASE(R).

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities or SPE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2005, we are not involved in any material unconsolidated SPE transactions.

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

Accounting For Stock-Based Compensation

      Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. We have elected to continue to account for employee stock options using the intrinsic value method under Opinion 25.

      Pursuant to SFAS 123, shares, warrants or options issued to non-employees for services are accounted for based on their fair market value determined using the Black-Scholes option pricing model and in accordance with SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring of in Conjunction with Selling Goods or Services."

Income Taxes

      We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for the Company beginning with the fiscal quarter ending October 31, 2005. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations, although we believe such adoption will increase recorded compensation costs in the future.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Contractual Obligations and Commercial Commitments

      Our major outstanding contractual obligations relate to our equipment operating lease. Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2005:

                                                                Payments Due by Fiscal Year
                                              ----------------------------------------------------------------
                                                                                                     2011 and
                                  Total         2006       2007       2008         2009      2010   Thereafter
                                  -----         ----       ----       ----         ----      ----   ----------
Operating lease                 $ 42,799      $ 9,171    $ 9,171    $ 9,171      $ 9,171    $ 6,115    $  --
                                --------      -------    -------    -------      -------    -------    -----
Total contractual
    cash obligations            $ 42,799      $ 9,171    $ 9,171    $ 9,171      $ 9,171    $ 6,115    $  --
                                ========      =======    =======    =======      =======    =======    =====

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

      We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock. We incurred a net loss of approximately $6,462,000 for the fiscal year ended July 31, 2005. We have continued to incur losses since July 2005. We may never achieve revenue sufficient for us to attain profitability.

      We  incurred  net  losses  of  approximately  $6,462,000,  $5,070,000  and
$2,411,000   for  the  fiscal  years  ended  July  31,  2005,   2004  and  2003,
respectively.

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

We will need additional financing to continue operations, which may not be available on acceptable terms, if it is available at all.

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. As of July 31, 2005, we believe that our cash balance is sufficient to fund our operations at least through July 31, 2006, based on our expected level of expenditures. However, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be materially adversely affected.

We may be unable to sell certain state tax benefits in the future and if we are unable to do so, it would eliminate a source of financing that we have relied on in the past.

      At July 31, 2005, we had federal net operating loss carryforwards of approximately $52,823,000 that expire from 2006 to 2025 (approximately $8,675,000 expires in the years 2006 to 2010). We also had research and experimentation tax credit carryforwards of approximately $1,955,000 that expire from 2006 to 2025 (approximately $152,000 expires in the years 2006 to 2010). New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. The aggregate amount of tax benefits that New Jersey allows corporations to sell each state fiscal year (July 1st through June 30th) is determined annually and if New Jersey reduces such aggregate amount in any fiscal year we may be unable to sell some or all of our available tax benefits as we have in the past. In addition, there is a limited market for these types of sales and we may not be able to find someone to purchase our tax benefits for a reasonable price. Our historical results of operations have been improved by our sale of tax benefits and if we continue to generate a limited amount of revenue and are unable in the future to sell our tax benefits, our results of operations will be negatively impacted.

      For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2005. For the state fiscal year 2004 (July 1, 2003 to June 30, 2004), we had approximately $1,378,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $261,000. In December 2003, we received approximately $222,000 from the sale of the $261,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2004.

      If still available under New Jersey law, we will attempt to sell the remaining $996,000 of our tax benefits between July 1, 2005 and June 30, 2006. This amount, which is a carryover of our remaining tax benefits from state fiscal year 2005 and earlier, may increase if we incur additional tax losses during state fiscal year 2006. We can not estimate, however, what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

We cannot predict how long it will take us nor how much it will cost us to complete our Phase III trial because it is a survival study and we are still in patient enrollment in part two of this Phase III trial.

      We currently have ongoing a two-part Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the clinical trial has been completed and the second, confirmatory part is still ongoing. The primary endpoint of the Phase III clinical trial is survival, which tracks the length of time patients enrolled in the study live. According to the protocol, a sufficient number of patient deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. Since it is impossible to predict with certainty when these patient deaths in the Phase III trial will occur, we do not have the capability of reasonably determining when a sufficient number of deaths will occur, nor when we will be able to file for marketing registrations with the FDA, EMEA and TGA.

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

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the type, complexity and novelty of the product. We cannot apply for FDA, EMEA or TGA approval to market ONCONASE(R) until the clinical trials and all other registration requirements have been met.

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs and will not generate product revenue.

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the level of complexity and novelty of the product. Drugs in late stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through initial clinical testing. While limited trials with our product have produced certain favorable results, we cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the company may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we cannot apply for FDA, EMEA or TGA approval to market ONCONASE(R) until pre-clinical and clinical trials have been completed. Several factors could prevent the successful completion or cause significant delays of these trials including an inability to enroll the required number of patients or failure to demonstrate the product is safe and effective in humans. Also if safety concerns develop, the FDA, EMEA and TGA could stop our trials before completion.

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

      We do not have the required manufacturing facilities to manufacture our products. We presently rely on third parties to perform certain of the manufacturing processes for the production of ONCONASE(R) for use in clinical trials. Currently, we contract with Scientific Protein Laboratories, LLC for the manufacturing of ranpirnase (protein drug substance) from the oocytes, or the unfertilized eggs, of the Rana pipiens frog, which is found in the Northwest United States and is commonly called the leopard frog. We contract with Ben Venue Corporation for the manufacturing of ONCONASE(R) and with Cardinal Health for the labeling, storage and shipping of ONCONASE(R) for clinical trial use. We utilize the services of these third party manufacturers solely on an as needed basis with terms and prices customary for our industry.

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

      We currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we expect to rely on established third party strategic partners to perform these functions. For example, if we are successful in our Phase III clinical trials with ONCONASE(R), and are granted marketing approval for the commercialization of ONCONASE(R), we will be unable to introduce the product to market without establishing a marketing collaboration with a partner with marketing and distribution capabilities. To date, we have not entered into any marketing or licensing agreements for ONCONASE(R). We cannot assure you we will be able to establish or maintain relationships with one or more biopharmaceutical or other marketing companies with existing distribution systems and direct sales forces to market any or all of our product candidates, on acceptable terms, if at all. Further, it is likely that we will have limited or no control over the manner in which our product candidates are marketed or the resources devoted to such marketing efforts.

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

      There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 36,534,235 shares of common stock outstanding as of July 31, 2005. The following securities that may be exercised into shares of our common stock were issued and outstanding as of July 31, 2005:

      o Options. Stock options to purchase 3,497,845 shares of our common stock at a weighted average exercise price of approximately $3.35 per share.

      o Warrants. Warrants to purchase 12,744,674 shares of our common stock at a weighted average exercise price of approximately $2.30 per share.

      The shares of our common stock that may be issued under the options and warrants are currently registered with the SEC or are eligible for sale without any volume limitations pursuant to Rule 144(k) under the Securities Act.

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

      In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in the Form 10-K for the fiscal year ended July 31, 2005 nor have we been able to obtain AHC's consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under
Section 18 of the Exchange Act for any purchases of the Company's Common Stock made in reliance upon statements set forth in the Form 10-K for the fiscal year ended July 31, 2005. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC's dissolution in 1996.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On December 1, 1993, certain stockholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of J.H. Cohn LLP with respect to our financial statements from inception to July 31, 2005 is based on the report of KPMG LLP from August 1, 1992 to July 31, 2002 and of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 18 of the Exchange Act on the basis of the use of such report in any Form 10-K into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a Form 10-K, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 18 of the Exchange Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our Common Stock or otherwise.

Item 9A. CONTROLS AND PROCEDURES.

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005, the evaluation date. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:

      o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of July 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2005 has been audited by J.H. Cohn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alfacell Corporation

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Alfacell Corporation (A Development Stage Company) maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alfacell Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Alfacell Corporation maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Trading Commission (COSO). Also in our opinion, Alfacell Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Trading Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders' equity (deficiency) and cash flows of Alfacell Corporation and our report dated October 4, 2005 expressed an unqualified opinion.


                                                       /s/ J.H. Cohn LLP

Roseland, New Jersey
October 4, 2005

(c)   CHANGES IN INTERNAL CONTROLS

There were no significant changes made in our internal controls during the three months ended July 31, 2005 or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. OTHER INFORMATION.

None

                                    Part III

The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on January 19, 2006.

                                     Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                    Filed Herewith
                                                                                                    or Incorporated
Exhibit No.    Item Title                                                                            by Reference
-----------    ----------                                                                            ------------
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

                                                                                                    Filed Herewith
                                                                                                    or Incorporated
Exhibit No.    Item Title                                                                            by Reference
-----------    ----------                                                                            ------------
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

                                                                                                    Filed Herewith
                                                                                                    or Incorporated
Exhibit No.    Item Title                                                                            by Reference
-----------    ----------                                                                            ------------
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

10.23          Form of Stock Option Agreement issued to the Company's Board of Directors under the Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 10.23
               to the Company's quarterly report on Form 10-Q filed on June 9, 2005.                       *

10.24          Form of Stock Option Agreement issued to the Company's Executive
               Officers under the Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's quarterly report
               on Form 10-Q filed on June 9, 2005.                                                         *

10.25          Separation Agreement and General Release with Andrew Savadelis dated May 26, 2005.          +

21.1           Subsidiaries of Registrant                                                                  +

23.1           Consent of J.H. Cohn LLP                                                                    +

23.2           Consent of KPMG LLP                                                                         +

31.1           Certification of Principal Executive Officer pursuant to  of the
               Sarbanes-Oxley Act of 2002                                                                  +

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

                                 ALFACELL CORPORATION


Dated: October 14, 2005          By: /s/ KUSLIMA SHOGEN
                                     Kuslima Shogen, Chief Executive Officer and
                                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2005                    /s/ KUSLIMA SHOGEN
                                           Kuslima Shogen, Chief Executive
                                           Officer and Chairman of the Board
                                           (Principal Executive Officer)

Dated: October 14, 2005                    /s/ ROBERT D. LOVE
                                           Robert D. Love, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

Dated: October 14, 2005                    /s/ JOHN P. BRANCACCIO
                                           John P. Brancaccio, Director

Dated: October 14, 2005                    /s/ STEPHEN K. CARTER
                                           Stephen K. Carter, M.D., Director

Dated: October 14, 2005                    /s/ DONALD R. CONKLIN
                                           Donald R. Conklin, Director

Dated: October 14, 2005                    /s/ JAMES J. LOUGHLIN
                                           James J. Loughlin, Director

Dated: October 14, 2005                    /s/ ANDREW P. SAVADELIS
                                           Andrew P. Savadelis, Director

Dated: October 14, 2005                    /s/ DAVID SIDRANSKY
                                           David Sidransky, M.D., Director

Dated: October 14, 2005                    /s/ PAUL M. WEISS
                                           Paul M. Weiss, Ph.D., Director

                              Alfacell Corporation

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm:  J.H. Cohn LLP......F-2

Report of Independent Registered Public Accounting Firm:  KPMG LLP...........F-3

Independent Auditors' Report of Armus, Harrison & Co.........................F-4

Balance Sheets - July 31, 2005 and 2004......................................F-6

Statements of Operations - Years ended July 31, 2005, 2004, and 2003 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2005....................................F-7

Statement of Stockholders' Equity (Deficiency)
     Period from August 24, 1981
     (Date of Inception) to July 31, 2005....................................F-8

Statements of Cash Flows - Years ended July 31, 2005, 2004, and 2003 and Period from August 24, 1981
     (Date of Inception) to July 31, 2005...................................F-14

Notes to Financial Statements - Years ended July 31, 2005, 2004 and
     2003 and the Period from August 24, 1981
     (Date of Inception) to July 31, 2005...................................F-17

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alfacell Corporation

We have audited the accompanying balance sheets of ALFACELL CORPORATION (A Development Stage Company) as of July 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended July 31, 2005 and for the period from August 24, 1981 (date of inception) to July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 1993 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2005 of the amounts for the period from August 24, 1981 to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2005 and 2004, and its results of operations and cash flows for each of the years in the three year period ended July 31, 2005 and for the period from August 24, 1981 to July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alfacell Corporation's internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 4, 2005, expressed an unqualified opinion thereon.


                                                       /s/ J.H. Cohn LLP

Roseland, New Jersey
October 4, 2005

             Report Of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Alfacell Corporation:

We have audited the statements of operations, stockholders' equity (deficiency), and cash flows for the period from August 24, 1981 (date of inception) to July 31, 2002 (not presented herein) of Alfacell Corporation (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 1992 were audited by other auditors who have ceased operations and whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and, for the effect on the period from August 24, 1981 to July 31, 2002 of the amounts for the period from August 24, 1981 to July 31, 1992, on the report of other auditors who have ceased operations, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from August 24, 1981 to July 31, 2002 (not presented herein) of Alfacell Corporation in conformity with U.S. generally accepted accounting principles.

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


                                                /s/ Armus, Harrison & Co.
                                                -----------------------------
                                                Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2005 and 2004

                                                                         2005               2004
                                                                     ------------       ------------
ASSETS

Current assets:
    Cash and cash equivalents                                        $  4,462,951       $ 10,147,694
    Other assets                                                          196,936             64,771
                                                                     ------------       ------------
        Total current assets                                            4,659,887         10,212,465

Property and equipment, net of accumulated depreciation and
    amortization of $1,061,012 in 2005 and $1,095,412 in 2004              80,395             56,783

Loan receivable, related party                                            161,342            151,815
                                                                     ------------       ------------

        Total assets                                                 $  4,901,624       $ 10,421,063
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable, net of debt discount of
       $34,120 at July 31, 2004                                      $         --       $    372,611
    Accounts payable                                                      396,263            541,600
    Accrued expenses                                                    1,283,691            625,205
                                                                     ------------       ------------
        Total liabilities                                               1,679,954          1,539,416
                                                                     ------------       ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value.  Authorized and unissued,
       1,000,000 shares at July 31, 2005 and 2004                              --                 --
    Common stock $.001 par value. Authorized 100,000,000
       shares at July 31, 2005 and 2004; issued and outstanding
       36,534,235 shares and 34,347,885 shares at July 31, 2005
       and 2004, respectively                                              36,534             34,348
    Capital in excess of par value                                     78,691,572         77,891,815
    Deficit accumulated during development stage                      (75,506,436)       (69,044,516)
                                                                     ------------       ------------
        Total stockholders' equity                                      3,221,670          8,881,647
                                                                     ------------       ------------

        Total liabilities and stockholders' equity                   $  4,901,624       $ 10,421,063
                                                                     ============       ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                    Years ended July 31, 2005, 2004 and 2003
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2005

                                                August 24, 1981
                                                  (date of
                                                  inception)
                                                to July 31, 2005         2005                2004              2003
                                                ----------------     ------------       ------------       ------------
Revenues:
    Sales                                         $    553,489       $         --       $         --       $         --
    Investment income                                1,570,821            141,708             42,113              9,877
    Other income                                        99,939              9,836                 --             30,000
                                                  ------------       ------------       ------------       ------------
                                                     2,224,249            151,544             42,113             39,877
                                                  ------------       ------------       ------------       ------------

Cost and expenses:
    Cost of sales                                      336,495                 --                 --                 --
    Research and development                        50,037,251          5,082,339          3,352,977          1,699,962
    General and administrative                      25,637,588          1,771,379          1,578,357            624,406
    Interest:
       Related parties                               1,147,547                 --                 --                 --
       Others                                        2,873,964             47,721            402,933            358,398
                                                  ------------       ------------       ------------       ------------
                                                    80,032,845          6,901,439          5,334,267          2,682,766
                                                  ------------       ------------       ------------       ------------

Loss before state tax benefit                      (77,808,596)        (6,749,895)        (5,292,154)        (2,642,889)

 State tax benefit                                   2,302,160            287,975            221,847            231,357
                                                  ------------       ------------       ------------       ------------

           Net loss                               $(75,506,436)      $ (6,461,920)      $ (5,070,307)      $ (2,411,532)
                                                  ============       ============       ============       ============

 Loss per basic and diluted common share                             $      (0.18)      $      (0.17)      $      (0.10)
                                                                     ============       ============       ============

 Weighted average number of shares
   outstanding                                                         35,379,000         29,438,000         23,166,000
                                                                     ============       ============       ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2005

                                                             Common Stock
                                                        ----------------------


                                                                                      Capital In        Common
                                                         Number of                  Excess of par    Stock to be
                                                          Shares         Amount         Value           Issued
                                                        ----------      -------     -------------    -----------
Issuance of shares to officers and stockholders
  for equipment, research and development,
  and expense reimbursement                                712,500      $   713      $   212,987              --
Issuance of shares for organizational legal service         50,000           50            4,950              --
Sale of shares for cash, net                                82,143           82          108,418              --
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                        422,321          422             (422)             --
Net loss                                                        --           --               --              --
                                                        ----------      -------      -----------      ----------
Balance at July 31, 1982                                 1,266,964        1,267          325,933              --

Issuance of shares for equipment                            15,000           15           13,985              --
Sale of shares to private investors                         44,196           44           41,206              --
Sale of shares in public offering, net                     660,000          660        1,307,786              --
Issuance of shares under stock grant program                20,000           20          109,980              --
Exercise of warrants, net                                    1,165            1            3,494              --
Net loss                                                        --           --               --              --
                                                        ----------      -------      -----------      ----------
Balance at July 31, 1983                                 2,007,325        2,007        1,802,384              --

Exercise of warrants, net                                  287,566          287          933,696              --
Issuance of shares under stock grant program                19,750           20          101,199              --
Issuance of shares under stock bonus plan for
  directors and consultants                                130,250          131          385,786              --
Net loss                                                        --           --               --              --
                                                        ----------      -------      -----------      ----------
Balance at July 31, 1984                                 2,444,891        2,445        3,223,065              --

Issuance of shares under stock grant program                48,332           48          478,057              --
Issuance of shares under stock bonus plan for
  directors and consultants                                 99,163           99          879,379              --

Shares canceled                                            (42,500)         (42)        (105,783)             --
Exercise of warrants, net                                  334,957          335        1,971,012
Net loss                                                        --           --               --              --
                                                        ----------      -------      -----------      ----------
Balance at July 31, 1985                                 2,884,843        2,885        6,445,730              --

Issuance of shares under stock grant program                11,250           12          107,020              --
Issuance of shares under stock bonus plan for
  directors and consultants                                 15,394           15          215,385              --
Exercise of warrants, net                                   21,565           21           80,977              --
Net loss                                                        --           --               --              --
                                                        ----------      -------      -----------      ----------
Balance at July 31, 1986 (carried forward)               2,933,052        2,933        6,849,112              --



                                                            Deficit
                                                          Accumulated                                             Total
                                                            During                            Deferred        Stockholders'
                                                          Development     Subscription     compensation,         Equity
                                                             Stage         Receivable     restricted stock    (Deficiency)
                                                          -----------     ------------    ----------------    -------------
Issuance of shares to officers and stockholders
  for equipment, research and development,
  and expense reimbursement                               $        --      $       --        $       --        $   213,700
Issuance of shares for organizational legal service                --              --                --              5,000
Sale of shares for cash, net                                       --              --                --            108,500
Adjustment for 3 for 2 stock split declared
  September 8, 1982                                                --              --                --                 --
Net loss                                                     (121,486)             --                --           (121,486)
                                                          -----------      ----------        ----------        -----------
Balance at July 31, 1982                                     (121,486)             --                --            205,714

Issuance of shares for equipment                                   --              --                --             14,000
Sale of shares to private investors                                --              --                --             41,250
Sale of shares in public offering, net                             --              --                --          1,308,446
Issuance of shares under stock grant program                       --              --                --            110,000
Exercise of warrants, net                                          --              --                --              3,495
Net loss                                                     (558,694)             --                --           (558,694)
                                                          -----------      ----------        ----------        -----------
Balance at July 31, 1983                                     (680,180)             --                --          1,124,211

Exercise of warrants, net                                          --              --                --            933,983
Issuance of shares under stock grant program                       --              --                --            101,219
Issuance of shares under stock bonus plan for
  directors and consultants                                        --              --                --            385,917
Net loss                                                   (1,421,083)             --                --         (1,421,083)
                                                          -----------      ----------        ----------        -----------
Balance at July 31, 1984                                   (2,101,263)             --                --          1,124,247

Issuance of shares under stock grant program                       --              --                --            478,105
Issuance of shares under stock bonus plan for
  directors and consultants                                        --              --                --            879,478

Shares canceled                                                    --              --                --           (105,825)
Exercise of warrants, net                                          --              --                --          1,971,347
Net loss                                                   (2,958,846)             --                --         (2,958,846)
                                                          -----------      ----------        ----------        -----------
Balance at July 31, 1985                                   (5,060,109)             --                --          1,388,506

Issuance of shares under stock grant program                       --              --                --            107,032
Issuance of shares under stock bonus plan for
  directors and consultants                                        --              --                --            215,400
Exercise of warrants, net                                          --              --                --             80,998
Net loss                                                   (2,138,605)             --                --         (2,138,605)
                                                          -----------      ----------        ----------        -----------
Balance at July 31, 1986 (carried forward)                 (7,198,714)             --                --           (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                        Common Stock
                                                  ------------------------


                                                                                Capital In       Common
                                                  Number of                   Excess of par    Stock to be
                                                    Shares        Amount           Value         Issued
                                                  ---------     ----------    -------------    -----------
Balance at July 31, 1986 (brought forward)        2,933,052     $    2,933     $ 6,849,112              --

Exercise of warrants,net                             14,745             15         147,435              --
Issuance of shares under stock bonus plan
  for directors and consultants                       5,000              5          74,995              --

Issuance of shares for services                     250,000            250         499,750              --
Sale of shares to private investors, net              5,000              5          24,995              --
Net loss                                                 --             --              --              --
                                                  ---------     ----------     -----------     -----------
Balance at July 31, 1987                          3,207,797          3,208       7,596,287              --

Issuance of shares for legal and
  consulting services                               206,429            207         724,280              --
Issuance of shares under employment
  incentive program                                 700,000            700       2,449,300              --
Issuance of shares under stock grant program         19,000             19          66,481              --
Exercise of options, net                            170,000            170         509,830              --
Issuance of shares for litigation settlement         12,500             12          31,125              --
Exercise of warrants,net                             63,925             64         451,341              --
Sale of shares to private investors                  61,073             61         178,072              --
Amortization of deferred compensation,
  restricted stock                                       --             --              --              --
Net loss                                                 --             --              --              --
                                                  ---------     ----------     -----------     -----------
Balance at July 31, 1988                          4,440,724          4,441      12,006,716              --

Sale of shares for litigation settlement            135,000            135       1,074,703              --
Conversion of debentures, net                       133,333            133         399,867              --
Sale of shares to private investors                 105,840            106         419,894              --
Exercise of options, net                              1,000              1           3,499              --
Issuance of shares under employment agreement       750,000            750       3,749,250              --
Issuance of shares under the 1989 Stock Plan         30,000             30         149,970              --
Amortization of deferred compensation,
  restricted stock                                       --             --              --              --
Net loss                                                 --             --              --              --
                                                  ---------     ----------     -----------     -----------
Balance at July 31, 1989                          5,595,897          5,596      17,803,899              --

Issuance of shares for legal and
  consulting services                                52,463             52         258,725              --
Issuance of shares under the 1989 Stock Plan         56,000             56         335,944              --
Sale of shares for litigation settlement             50,000             50         351,067              --
Exercise of options at, net                         105,989            106         345,856              --



                                                       Deficit
                                                     Accumulated                       Deferred           Total
                                                        During                       compensation,     Stockholders'
                                                     Development      Subscription    restricted          Equity
                                                        Stage          Receivable         stock        (Deficiency)
                                                     ------------     ------------   -------------     -------------
Balance at July 31, 1986 (brought forward)           $ (7,198,714)     $       --     $        --      $  (346,669)

Exercise of warrants,net                                       --              --              --          147,450
Issuance of shares under stock bonus plan
  for directors and consultants                                --              --              --           75,000

Issuance of shares for services                                --              --              --          500,000
Sale of shares to private investors, net                       --              --              --           25,000
Net loss                                               (2,604,619)             --              --       (2,604,619)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1987                               (9,803,333)             --              --       (2,203,838)

Issuance of shares for legal and
  consulting services                                          --              --              --          724,487
Issuance of shares under employment
  incentive program                                            --              --      (2,450,000)              --
Issuance of shares under stock grant program                   --              --              --           66,500
Exercise of options, net                                       --              --              --          510,000
Issuance of shares for litigation settlement                   --              --              --           31,137
Exercise of warrants,net                                       --              --              --          451,405
Sale of shares to private investors                            --              --              --          178,133
Amortization of deferred compensation,
  restricted stock                                             --              --         449,167          449,167
Net loss                                               (3,272,773)             --              --       (3,272,773)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1988                              (13,076,106)             --      (2,000,833)      (3,065,782)

Sale of shares for litigation settlement                       --              --              --        1,074,838
Conversion of debentures, net                                  --              --              --          400,000
Sale of shares to private investors                            --              --              --          420,000
Exercise of options, net                                       --              --              --            3,500
Issuance of shares under employment agreement                  --              --      (3,750,000)              --
Issuance of shares under the 1989 Stock Plan                   --              --        (150,000)              --
Amortization of deferred compensation,
  restricted stock                                             --              --       1,050,756        1,050,756
Net loss                                               (2,952,869)             --              --       (2,952,869)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1989                              (16,028,975)             --      (4,850,077)      (3,069,557)

Issuance of shares for legal and
  consulting services                                          --              --              --          258,777
Issuance of shares under the 1989 Stock Plan                   --              --        (336,000)              --
Sale of shares for litigation settlement                       --              --              --          351,117
Exercise of options at, net                                    --              --              --          345,962

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                        Common Stock
                                                  ------------------------


                                                                               Capital In        Common
                                                  Number of                   Excess of par   Stock to be
                                                    Shares        Amount           Value         Issued
                                                  ---------     ----------    -------------    ----------
Sale of shares to private investors                  89,480     $       90     $   354,990             --
Issuance of shares under employment agreement       750,000            750       3,749,250             --
Conversion of debentures, net                       100,000            100         499,900             --
Amortization of deferred compensation,
  restricted stock                                       --             --              --             --
Net loss                                                 --             --              --             --
                                                  ---------     ----------     -----------     ----------
Balance at July 31, 1990                          6,799,829          6,800      23,699,631             --

Exercise of options, net                             16,720             16         108,664             --
Issuance of shares for legal consulting
  services                                           87,000             87         358,627
Issuance of shares under the 1989
  Stock Plan                                        119,000            119         475,881             --
Amortization of deferred compensation,
  restricted stock                                       --             --              --             --
Net loss                                                 --             --              --             --
                                                  ---------     ----------     -----------     ----------
Balance at July 31, 1991                          7,022,549          7,022      24,642,803             --

Exercise of options at, net                           1,000              1           3,499             --
Sale of shares to private investors                  70,731             71         219,829             --
Conversion of debentures, net                        94,000             94         469,906             --
Issuance of shares for services                      45,734             46         156,944             --
Issuance of shares under the 1989
  Stock Plan                                        104,000            104         285,896             --
Amortization of deferred compensation,
  restricted stock                                       --             --              --             --
Net loss                                                 --             --              --             --
                                                  ---------     ----------     -----------     ----------
Balance at July 31, 1992                          7,338,014          7,338      25,778,877             --

Sale of shares to private investors                 352,667            353         735,147             --
Issuance of shares for legal services                49,600             50         132,180             --
Issuance of shares for services                       5,000              5           9,995             --
Issuance of shares under the 1989
  Stock Plan                                        117,000            117         233,883             --
Amortization of deferred compensation,
  restricted stock                                       --             --              --             --
Net loss                                                 --             --              --             --
                                                  ---------     ----------     -----------     ----------
Balance at July 31, 1993                          7,862,281          7,863      26,890,082             --

Conversion of debentures, net                       425,400            425       1,701,575             --
Sale of shares to private investors, net            743,000            743       1,710,048             --
Conversion of short-term borrowings                  72,800             73         181,927             --
Issuance of shares for services                      16,200             16          43,334             --



                                                       Deficit
                                                     Accumulated                       Deferred           Total
                                                        During                       compensation,    Stockholders'
                                                     Development      Subscription    restricted          Equity
                                                        Stage          Receivable        stock         (Deficiency)
                                                     ------------     ------------   -------------    -------------
Sale of shares to private investors                  $         --      $       --     $        --      $   355,080
Issuance of shares under employment agreement                  --              --      (3,750,000)              --
Conversion of debentures, net                                  --              --              --          500,000
Amortization of deferred compensation,
  restricted stock                                             --              --       3,015,561        3,015,561
Net loss                                               (4,860,116)             --              --       (4,860,116)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1990                              (20,889,091)             --      (5,920,516)      (3,103,176)

Exercise of options, net                                       --              --              --          108,680
Issuance of shares for legal consulting
  services                                                     --              --                          358,714
Issuance of shares under the 1989
  Stock Plan                                                   --              --        (476,000)              --
Amortization of deferred compensation,
  restricted stock                                             --              --       2,891,561        2,891,561
Net loss                                               (5,202,302)             --              --       (5,202,302)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1991                              (26,091,393)             --      (3,504,955)      (4,946,523)

Exercise of options at, net                                    --              --              --            3,500
Sale of shares to private investors                            --              --              --          219,900
Conversion of debentures, net                                  --              --              --          470,000
Issuance of shares for services                                --              --              --          156,990
Issuance of shares under the 1989
  Stock Plan                                                   --              --        (286,000)              --
Amortization of deferred compensation,
  restricted stock                                             --              --       3,046,726        3,046,726
Net loss                                               (4,772,826)             --              --       (4,772,826)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1992                              (30,864,219)             --        (744,229)      (5,822,233)

Sale of shares to private investors                            --              --              --          735,500
Issuance of shares for legal services                          --              --              --          132,230
Issuance of shares for services                                --              --         (10,000)              --
Issuance of shares under the 1989
  Stock Plan                                                   --              --        (234,000)              --
Amortization of deferred compensation,
  restricted stock                                             --              --         664,729          664,729
Net loss                                               (2,357,350)             --              --       (2,357,350)
                                                     ------------      ----------     -----------      -----------
Balance at July 31, 1993                              (33,221,569)             --        (323,500)      (6,647,124)

Conversion of debentures, net                                  --              --              --        1,702,000
Sale of shares to private investors, net                       --              --              --        1,710,791
Conversion of short-term borrowings                            --              --              --          182,000
Issuance of shares for services                                --              --              --           43,350

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                      Common Stock
                                               -------------------------


                                                                              Capital In         Common
                                                Number of                   Excess of par     Stock to be
                                                 Shares         Amount          Value            Issued
                                               ----------     ----------    -------------     -----------
Issuance of shares under the 1989
  Stock Plan, for services                          5,000     $        5     $     14,995              --
Issuance of options to related parties
  upon conversion of accrued interest,
  payroll and expenses                                 --             --        3,194,969              --
Repurchase of stock options from related
  party                                                --             --         (198,417)             --
Issuance of options upon conversion of
  accrued interest                                     --             --          142,441              --
Common stock to be issued                              --             --               --          50,000
Amortization of deferred compensation,
  restricted stock                                     --             --               --              --
Net loss                                               --             --               --              --
                                               ----------     ----------     ------------      ----------
Balance at July 31, 1994                        9,124,681          9,125       33,680,954          50,000

Sale of shares to private investors, net          961,000            961        2,023,241         (50,000)
Conversion of short-term borrowings                17,600             17           43,983              --
Issuance of shares for services                    30,906             31           77,234              --
Exercise of options, net                          185,000            185          437,015              --
Common stock to be issued                              --             --               --         339,008
Common stock to be issued, for services                --             --               --           4,800
Amortization of deferred compensation,
  restricted stock                                     --             --               --              --
Net loss                                               --             --               --              --
                                               ----------     ----------     ------------      ----------
Balance at July 31, 1995                       10,319,187         10,319       36,262,427         343,808

Sale of shares to private investors, net        2,953,327          2,953        8,969,655        (339,008)
Issuance of shares for services                    19,995             20           70,858          (4,800)
Exercise of options, net                          566,700            567        1,657,633              --
Sale of warrants                                       --             --           12,084              --
Issuance of options/warrants for services              --             --           50,872              --
Common stock to be issued                              --             --               --         258,335
Subscription receivable                                --             --               --              --
Net loss                                               --             --               --              --
                                               ----------     ----------     ------------      ----------
Balance at July 31, 1996                       13,859,209         13,859       47,023,529         258,335

Sale of shares to private investors, net          112,000            112          503,888              --
Issuance of options for services                       --             --           76,504              --
Exercise of options, net                          729,134            729        2,620,359        (258,335)
Exercise of warrants, net                         147,450            148          737,102              --
Net loss                                               --             --               --              --
                                               ----------     ----------     ------------      ----------
Balance at July 31, 1997 (carried forward)     14,847,793         14,848       50,961,382              --



                                                   Deficit
                                                 Accumulated                        Deferred         Total
                                                    During                       compensation,   Stockholders'
                                                 Development     Subscription     restricted        Equity
                                                    Stage         Receivable         stock        (Deficiency)
                                                ------------     ------------    -------------   -------------
Issuance of shares under the 1989
  Stock Plan, for services                      $         --      $       --      $       --      $    15,000
Issuance of options to related parties
  upon conversion of accrued interest,
  payroll and expenses                                    --              --              --        3,194,969
Repurchase of stock options from related
  party                                                   --              --              --         (198,417)
Issuance of options upon conversion of
  accrued interest                                        --              --              --          142,441
Common stock to be issued                                 --              --              --           50,000
Amortization of deferred compensation,
  restricted stock                                        --              --         265,000          265,000
Net loss                                          (2,234,428)             --              --       (2,234,428)
                                                ------------      ----------      ----------      -----------
Balance at July 31, 1994                         (35,455,997)             --         (58,500)      (1,774,418)

Sale of shares to private investors, net                  --              --              --        1,974,202
Conversion of short-term borrowings                       --              --              --           44,000
Issuance of shares for services                           --              --              --           77,265
Exercise of options, net                                  --              --              --          437,200
Common stock to be issued                                 --              --              --          339,008
Common stock to be issued, for services                   --              --              --            4,800
Amortization of deferred compensation,
  restricted stock                                        --              --          58,500           58,500
Net loss                                          (1,993,123)             --              --       (1,993,123)
                                                ------------      ----------      ----------      -----------
Balance at July 31, 1995                         (37,449,120)             --              --         (832,566)

Sale of shares to private investors, net                  --              --              --        8,633,600
Issuance of shares for services                           --              --              --           66,078
Exercise of options, net                                  --              --              --        1,658,200
Sale of warrants                                          --              --              --           12,084
Issuance of options/warrants for services                 --              --              --           50,872
Common stock to be issued                                 --              --              --          258,335
Subscription receivable                                   --        (254,185)             --         (254,185)
Net loss                                          (2,942,152)             --              --       (2,942,152)
                                                ------------      ----------      ----------      -----------
Balance at July 31, 1996                         (40,391,272)       (254,185)             --        6,650,266

Sale of shares to private investors, net                  --              --              --          504,000
Issuance of options for services                          --              --              --           76,504
Exercise of options, net                                  --         254,185              --        2,616,938
Exercise of warrants, net                                 --              --              --          737,250
Net loss                                          (5,018,867)             --              --       (5,018,867)
                                                ------------      ----------      ----------      -----------
Balance at July 31, 1997 (carried forward)       (45,410,139)             --              --        5,566,091

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                             Common Stock
                                                      -------------------------


                                                                                    Capital In         Common
                                                       Number of                   Excess of par    Stock to be
                                                        Shares         Amount          Value           Issued
                                                      ----------     ----------    -------------    -----------
Balance at July 31, 1997 (brought forward)            14,847,793     $   14,848     $50,961,382              --

Sale of shares to private investors, net               2,337,150          2,337       4,199,877              --
Issuance of options for services                              --             --         199,954              --
Exercise of warrants, net                                  4,950              5          11,080              --
Issuance of shares for services, net                      50,000             50          99,950              --
Net loss                                                      --             --              --              --
                                                      ----------     ----------     -----------     -----------
Balance at July 31, 1998                              17,239,893         17,240      55,472,243              --

Issuance of options for services                              --             --         205,593              --
Issuance of shares for services, net                      46,701             46          16,359              --
Net loss                                                      --             --              --              --
                                                      ----------     ----------     -----------     -----------
Balance at July 31, 1999                              17,286,594         17,286      55,694,195              --

Sale of shares to private investors, net                 875,000            875         547,417              --
Exercise of options, net                                  95,000             95          45,755              --
Issuance of shares for services, net                     174,965            175          92,009              --
Vesting of options previously issued for services             --             --         146,912              --
Net loss                                                      --             --              --              --
                                                      ----------     ----------     -----------     -----------
Balance at July 31, 2000                              18,431,559         18,431      56,526,288              --

Sale of shares to private investors, net                 863,331            863         955,561              --
Exercise of options, net                                 165,555            166          83,565              --
Issuance of shares for services, net                      11,800             12          10,018              --
Exercise of convertible debentures, net                  330,000            330         296,670              --
Issuance of warrants with convertible debt                    --             --         178,807              --
Issuance of options for services                              --             --         160,426              --
Net loss                                                      --             --              --              --
                                                      ----------     ----------     -----------     -----------
Balance at July 31, 2001                              19,802,245         19,802      58,211,335              --

Sale of shares to private investors, net               2,622,122          2,623       1,047,925              --
Exercise of stock options and warrants                   186,000            186          92,814              --
Issuance of shares for services, net                      78,340             78          64,048              --
Exercise of convertible debentures, net                   72,214             72          64,921              --
Vesting of options previously issued for services             --             --         173,436              --
Net loss                                                      --             --              --              --
                                                      ----------     ----------     -----------     -----------
Balance at July 31, 2002 (carried forward)            22,760,921         22,761      59,654,479              --




                                                           Deficit
                                                          Accumulated                      Deferred           Total
                                                            During                       compensation,    Stockholders'
                                                          Development     Subscription    restricted         Equity
                                                             Stage         Receivable       stock         (Deficiency)
                                                         ------------     ------------   -------------    -------------
Balance at July 31, 1997 (brought forward)               $(45,410,139)     $       --     $       --       $ 5,566,091

Sale of shares to private investors, net                           --              --             --         4,202,214
Issuance of options for services                                   --              --             --           199,954
Exercise of warrants, net                                          --              --             --            11,085
Issuance of shares for services, net                               --              --             --           100,000
Net loss                                                   (6,387,506)             --             --        (6,387,506)
                                                         ------------      ----------     ----------       -----------
Balance at July 31, 1998                                  (51,797,645)             --             --         3,691,838

Issuance of options for services                                   --              --             --           205,593
Issuance of shares for services, net                               --              --             --            16,405
Net loss                                                   (3,156,636)             --             --        (3,156,636)
                                                         ------------      ----------     ----------       -----------
Balance at July 31, 1999                                  (54,954,281)             --             --           757,200

Sale of shares to private investors, net                           --              --             --           548,292
Exercise of options, net                                           --              --             --            45,850
Issuance of shares for services, net                               --              --             --            92,184
Vesting of options previously issued for services                  --              --             --           146,912
Net loss                                                   (1,722,298)             --             --        (1,722,298)
                                                         ------------      ----------     ----------       -----------
Balance at July 31, 2000                                  (56,676,579)             --             --          (131,860)

Sale of shares to private investors, net                           --              --             --           956,424
Exercise of options, net                                           --              --             --            83,731
Issuance of shares for services, net                               --              --             --            10,030
Exercise of convertible debentures, net                            --              --             --           297,000
Issuance of warrants with convertible debt                         --              --             --           178,807
Issuance of options for services                                   --              --             --           160,426
Net loss                                                   (2,294,936)             --             --        (2,294,936)
                                                         ------------      ----------     ----------       -----------
Balance at July 31, 2001                                  (58,971,515)             --             --          (740,378)

Sale of shares to private investors, net                           --              --             --         1,050,548
Exercise of stock options and warrants                             --              --             --            93,000
Issuance of shares for services, net                               --              --             --            64,126
Exercise of convertible debentures, net                            --              --             --            64,993
Vesting of options previously issued for services                  --              --             --           173,436
Net loss                                                   (2,591,162)             --             --        (2,591,162)
                                                         ------------      ----------     ----------       -----------
Balance at July 31, 2002 (carried forward)                (61,562,677)             --             --        (1,885,437)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                                  Common Stock
                                                            -------------------------


                                                                                             Capital In         Common
                                                             Number of                     Excess of par     Stock to be
                                                              Shares          Amount           Value            Issued
                                                            ----------      ----------     -------------     -----------
Balance at July 31, 2002 (brought forward)                  22,760,921      $   22,761      $59,654,479               --

Sale of shares to private investors, net                     1,315,000           1,315          652,312               --
Exercise of stock options and warrants                         764,000             764          376,896               --
Issuance of shares for payment of accounts payable             186,208             186           94,037               --
Issuance of options for services rendered                           --              --           75,521               --
Vesting of options previously issued for services                   --              --           10,038               --

Issuance of warrants in connection with debt issuances              --              --          594,219               --
Net loss                                                            --              --               --               --
                                                            ----------      ----------      -----------      -----------
Balance at July 31, 2003                                    25,026,129          25,026       61,457,502               --

Sale of shares to private investors, net                     3,035,200           3,036       10,732,942               --
Exercise of stock options and warrants                       3,100,160           3,100        4,155,397               --
Issuance of shares for payment of accounts payable              14,703              15           52,161               --
Issuance of shares for conversion of subordinated
  debentures, other                                          3,042,817           3,043          924,829               --
Issuance of shares for services rendered                       128,876             128          288,372               --
Issuance of options for services rendered                           --              --          280,612               --
Net loss                                                            --              --               --               --
                                                            ----------      ----------      -----------      -----------
Balance at July 31, 2004                                    34,347,885          34,348       77,891,815               --

Exercise of stock options and warrants, net                    438,372             438          306,717               --
Issuance of shares and warrants for conversion of
  subordinated debentures, other                             1,744,978           1,745          462,754               --
Issuance of shares for services rendered                         3,000               3           13,497               --
Issuance of options and warrants for services rendered              --              --           16,789               --
Net loss                                                            --              --               --               --
                                                            ----------      ----------      -----------      -----------
Balance at July 31, 2005                                    36,534,235      $   36,534      $78,691,572               --
                                                            ==========      ==========      ===========      ===========



                                                               Deficit
                                                             Accumulated                         Deferred           Total
                                                                During                         compensation,    Stockholders'
                                                             Development      Subscription      restricted         Equity
                                                                Stage          Receivable          stock         (Deficiency)
                                                            ------------      ------------     -------------    -------------
Balance at July 31, 2002 (brought forward)                  $(61,562,677)      $        --      $        --      $ (1,885,437)

Sale of shares to private investors, net                              --                --               --           653,627
Exercise of stock options and warrants                                --                --               --           377,660
Issuance of shares for payment of accounts payable                    --                --               --            94,223
Issuance of options for services rendered                             --                --               --            75,521
Vesting of options previously issued for services                     --                --               --            10,038

Issuance of warrants in connection with debt issuances                --                --               --           594,219
Net loss                                                      (2,411,532)               --               --        (2,411,532)
                                                            ------------       -----------      -----------      ------------
Balance at July 31, 2003                                     (63,974,209)               --               --        (2,491,681)

Sale of shares to private investors, net                              --                --               --        10,735,978
Exercise of stock options and warrants                                --                --               --         4,158,497
Issuance of shares for payment of accounts payable                    --                --               --            52,176
Issuance of shares for conversion of subordinated
  debentures, other                                                   --                --               --           927,872
Issuance of shares for services rendered                              --                --               --           288,500
Issuance of options for services rendered                             --                --               --           280,612
Net loss                                                      (5,070,307)               --               --        (5,070,307)
                                                            ------------       -----------      -----------      ------------
Balance at July 31, 2004                                     (69,044,516)               --               --         8,881,647

Exercise of stock options and warrants, net                           --                --               --           307,155
Issuance of shares and warrants for conversion of
  subordinated debentures, other                                      --                --               --           464,499
Issuance of shares for services rendered                              --                --               --            13,500
Issuance of options and warrants for services rendered                --                --               --            16,789
Net loss                                                      (6,461,920)               --               --        (6,461,920)
                                                            ------------       -----------      -----------      ------------
Balance at July 31, 2005                                    $(75,506,436)      $        --      $        --      $  3,221,670
                                                            ============       ===========      ===========      ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                    Years ended July 31, 2005, 2004 and 2003
                      and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2005

                                                                     August 24, 1981
                                                                   (date of inception)
                                                                            to
                                                                         July 31,
                                                                           2005             2005            2004            2003
                                                                   -------------------  -----------     -----------     -----------
Cash flows from operating activities:
  Net loss                                                             $(75,506,436)    $(6,461,920)    $(5,070,307)    $(2,411,532)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on sale of marketable securities                                 (25,963)             --              --              --
      Depreciation and amortization                                       1,585,684          28,917           9,549          15,812
      Loss on disposal of property and equipment                             18,926              --              --              --
      Issuance of common stock, stock options and warrants for
         services rendered                                                6,717,013          30,289         569,112          85,559
      Amortization of debt discount                                         594,219          34,120         316,688         243,411
      Amortization of deferred compensation                              11,442,000              --              --              --
      Amortization of organization costs                                      4,590              --              --              --
      Changes in assets and liabilities:
       (Increase) decrease in other current assets                         (256,803)       (132,165)        (54,668)         35,651
       Increase in loans receivable, related party                          (65,291)         (9,527)         (9,528)        (73,620)
       Increase in loans and interest payable, related party                744,539              --              --              --
       (Decrease) increase in accounts payable                              902,898        (145,337)       (105,653)         (2,476)
       Increase in accrued payroll and expenses, related parties          2,348,145              --              --              --
       Increase (decrease) in accrued expenses                            2,002,575         722,985        (669,901)        553,700
                                                                       ------------     -----------     -----------     -----------
           Net cash used in operating activities                        (49,493,904)     (5,932,638)     (5,014,708)     (1,553,495)
                                                                       ------------     -----------     -----------     -----------

Cash flows from investing activities:
      Purchase of marketable securities                                    (290,420)             --              --              --
      Proceeds from sale of marketable equity securities                    316,383              --              --              --
      Purchase of property and equipment                                 (1,512,902)        (52,529)        (53,537)             --
      Patent costs                                                          (97,841)             --              --              --
                                                                       ------------     -----------     -----------     -----------
           Net cash used in investing activities                         (1,584,780)        (52,529)        (53,537)             --
                                                                       ------------     -----------     -----------     -----------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                     August 24, 1981
                                                                   (date of inception)
                                                                            to
                                                                         July 31,
                                                                           2005             2005           2004            2003
                                                                   ------------------   -----------    -----------     -----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                  $    874,500     $        --    $        --     $    25,000
  Payment of short-term borrowings                                         (653,500)             --             --         (25,000)
  Increase (decrease) in loans payable, related party, net                2,628,868              --             --        (139,794)
  Proceeds from bank debt and other long-term debt, net of
     deferred debt costs                                                  3,667,460              --             --         915,000
  Reduction of bank debt and long-term debt                              (2,966,568)         (6,731)        (8,673)         (8,704)
  Proceeds from issuance of common stock, net                            40,750,316              --     10,735,978         653,627
  Proceeds from exercise of stock options and warrants, net              10,526,566         307,155      4,158,497         377,660
  Proceeds from issuance of convertible debentures, related party           297,000              --             --              --
  Proceeds from issuance of convertible debentures, unrelated party         416,993              --             --              --
                                                                       ------------     -----------    -----------     -----------
      Net cash provided by financing activities                          55,541,635         300,424     14,885,802       1,797,789
                                                                       ------------     -----------    -----------     -----------
      Net (decrease) increase in cash and cash equivalents                4,462,951      (5,684,743)     9,817,557         244,294
Cash and cash equivalents at beginning of period                                 --      10,147,694        330,137          85,843
                                                                       ------------     -----------    -----------     -----------
Cash and cash equivalents at end of period                             $  4,462,951     $ 4,462,951    $10,147,694     $   330,137
                                                                       ============     ===========    ===========     ===========

Supplemental disclosure of cash flow information - interest paid       $  1,714,018     $       305    $     6,375     $    24,697
                                                                       ============     ===========    ===========     ===========

Noncash financing activities:
  Issuance of convertible subordinated debenture for
     loan payable to officer                                           $  2,725,000     $        --    $        --     $        --
                                                                       ============     ===========    ===========     ===========

 Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                            $  3,242,000     $        --    $        --     $        --
                                                                       ============     ===========    ===========     ===========

  Conversion of short-term borrowings to common stock                  $    226,000     $        --    $        --     $        --
                                                                       ============     ===========    ===========     ===========

  Conversion of accrued interest, payroll and expenses by
     related parties to stock options                                  $  3,194,969     $        --    $        --     $        --
                                                                       ============     ===========    ===========     ===========

  Repurchase of stock options from related party                       $   (198,417)    $        --    $        --     $        --
                                                                       ============     ===========    ===========     ===========

  Conversion of accrued interest to stock options                      $    142,441     $        --    $        --     $        --
                                                                       ============     ===========    ===========     ===========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                 August 24, 1981
                                                               (date of inception)
                                                                    to July 31,
                                                                       2005              2005           2004          2003
                                                               ------------------    -----------    -----------    ----------
Conversions of accounts payable to common stock                     $  506,725       $        --    $    52,176    $   94,223
                                                                    ==========       ===========    ===========    ==========

Conversion of notes payable, bank and accrued interest
    to long-term debt                                               $1,699,072       $        --    $        --    $       --
                                                                    ==========       ===========    ===========    ==========

Conversion of loans and interest payable, related party
    and accrued payroll and expenses, related parties to
    long-term accrued payroll and other, related party              $1,863,514       $        --    $        --    $       --
                                                                    ==========       ===========    ===========    ==========

Issuance of common stock and warrants upon the conversion
    of convertible subordinated debentures and
    accrued interest, other                                         $1,584,364       $   464,499    $   927,872    $       --
                                                                    ==========       ===========    ===========    ==========

Issuance of common stock for services rendered                      $    2,460       $        --    $        --    $       --
                                                                    ==========       ===========    ===========    ==========

Issuance of warrants with notes payable                             $  594,219       $        --    $        --    $  594,219
                                                                    ==========       ===========    ===========    ==========

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                    Years ended July 31, 2005, 2004 and 2003
                      and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2005

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

      Fair Value of Financial Instruments

      For all financial instruments, carrying value approximates fair value due to the short maturity of those instruments. Debt instruments have been issued at rates which represent prevailing market rates for similar financings.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

      Earnings (Loss) Per Common Share

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants prior to July 31, 2005 would be anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 16,242,519, 14,329,413 and 9,663,023 at July 31, 2005, 2004 and 2003,
      respectively.

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

      Stock Option Plans

      Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost has been recognized in the statements of operations.

      Shares, warrants or options issued to non-employees for services are accounted for based on their fair market value determined using the Black-Scholes option pricing model in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services."

      In accordance with SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" ("SFAS 148"), the Company's pro forma option expense is computed using the Black-Scholes option pricing model using the assumptions set forth in Note 9. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

             Net Loss:                                                     2005              2004               2003
                                                                           ----              ----               ----
             As reported                                              $(6,461,920)       $(5,070,307)       $(2,411,532)
             Total stock-based
                employee compensation
                expense determined under a fair
                value based method for all awards,
                net of related tax effects                             (3,278,082)        (1,489,721)          (152,598)
                                                                      -----------        -----------        -----------
             Pro forma                                                $(9,740,002)       $(6,560,028)       $(2,564,130)
                                                                      ===========        ===========        ===========
            Basic and diluted loss per common share:
             As reported                                              $     (0.18)       $     (0.17)       $     (0.10)
             Pro forma                                                      (0.28)             (0.22)             (0.11)

      Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for the Company beginning with the fiscal quarter ending October 31, 2005. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations, although the Company believes such adoption will increase recorded compensation costs in the future.

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

      Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(2)   Liquidity

      The Company has reported net losses of approximately $6,462,000, $5,070,000, and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The loss from date of inception, August 24, 1981 to July 31, 2005, amounts to $75,506,000.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(2)   Liquidity, (Continued)

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Through July 31, 2005, a significant portion of the Company's financing has been through the sale of its equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, the sale of tax benefits and research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, the Company may need to delay certain development activities over the next twelve months. As of July 31, 2005, management believes that the Company's cash balance is sufficient to fund its operations at least through July 31, 2006, based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the U.S. and Europe and other ongoing operations of the Company. However, the Company will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that it will be able to raise capital on favorable terms or at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any. If the Company is unable to raise sufficient capital, its operations will be severely curtailed and its business and financial condition will be adversely affected.

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, the Company cannot be sure that any such alliances will materialize.

(3)   Property and Equipment

      Property and equipment, at cost, consists of the following at July 31:

                                                                         2005               2004
                                                                         ----               ----
            Laboratory equipment                                     $  769,760          $  794,123
            Office equipment                                            273,814             260,239
            Leasehold improvements                                       97,833              97,833
                                                                     ----------          ----------
              Total                                                   1,141,407           1,152,195
               Less accumulated depreciation and amortization         1,061,012           1,095,412
                                                                     ----------          ----------
               Property and equipment, net                           $   80,395          $   56,783
                                                                     ==========          ==========

(4)   Long-term Debt

      Long-term debt consists of the following at July 31:

                                                                                         2005           2004
                                                                                         ----           ----
      Convertible notes payable, unsecured, unrelated party at 8% interest, net of
      debt discount of $34,120 at July 31, 2004 with maturity during fiscal 2005       $     --        $365,880
      Note payable, in monthly installments of $1,459, including principal and
      interest commencing April 2000 and each month thereafter until March 2005.             --           6,731
                                                                                       --------        --------
                                                                                             --         372,611
      Less current portion                                                                   --         372,611
                                                                                       --------        --------
                                                                                       $     --        $     --
                                                                                       ========        ========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(4)   Long-term Debt, (Continued)

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable matured on various dates from April 2004 through May 2005 and were convertible into the Company's common stock at conversion prices ranging from $0.20 to $0.50 per share and an equal number of five-year warrants at an exercise price of $1.00 per share. With the issuance of the notes payable, the Company issued to the unrelated parties five-year warrants to purchase an aggregate of 665,000 shares of the Company's common stock at an exercise price of $0.60 per share. In addition, the Company has issued five-year warrants to purchase an aggregate of 915,000 shares of the Company's common stock at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices.

      Accordingly, the Company initially increased additional paid-in capital by $219,259 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company amortized the debt discount over the terms of the notes payable.

      Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, the Company valued the beneficial conversion feature using the effective conversion price. Accordingly, the Company first allocated $219,259 to the detachable warrants and decreased the carrying value of the notes payable.

      Based on the effective conversion prices, the Company recorded a beneficial conversion charge of $374,960 which was allocated to additional paid-in capital and debt discount which was amortized as interest expense over the terms of the notes payable.

      During the fiscal year ended July 31, 2004, the principal and accrued interest of the notes payable in an aggregate amount of $927,872 were converted resulting in the issuance of 3,042,817 shares of common stock and 3,733,839 five year warrants with exercise prices ranging from $1.00 to $1.10 per share.

      During the fiscal year ended July 31, 2005, the principal and accrued interest of the notes payable in an aggregate amount of $464,499 were converted resulting in the issuance of 1,744,978 shares of common stock and 2,044,978 five year warrants with an exercise price of $1.00 per share.

(5)   Related Party

      Amounts due from the Company's CEO totaling $161,342, $151,815 and $142,287 at July 31, 2005, 2004 and 2003, respectively, are classified as a long-term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the fiscal years ended July 31, 2005, 2004 and 2003, the Company earned 8% interest in the amount of approximately $9,500 on the unpaid principal balance.

(6)   Leases

      The Company leases its facility on a month-to-month basis. Rent expense charged to operations was $136,000 in each of 2005, 2004 and 2003.

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

      In May 1997, the Company issued 100,000 stock options to Dr. Stephen Carter, a director, with an exercise price of $5.20 per share as payment for serving as Chairman of the Scientific Advisory Board (the "SAB"). These options vested as follows: 10,000 vested immediately, 10,000 after one full calendar year, 10,000 annually for each of the following three years and 50,000 on May 13, 2002. The Company recorded a total research and development expense of $353,400, which was the fair value on the date of issuance of that portion of the stock options that had vested as of July 31, 2002. Of these options, 40,000 expired as of the fiscal year ended July 31, 2005.

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

      In October 1997, the Company issued 75,000 stock options to a director with an exercise price of $3.66 per share as payment for non-board related services to be rendered. These options vested as follows: 10,000 vested immediately; 10,000 after one full calendar year; 10,000 annually for each of the following three years; and 25,000 on October 31, 2002. A total general and administrative expense of $185,600 was amortized on a straight -line basis over a five-year period, which commenced in October 1997. Of these options, 30,000 expired as of the fiscal year ended July 31, 2005.

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

      On October 1, 1998 (the "Effective Date"), the Company entered into an agreement with a consultant (the "Agreement"), resulting in the issuance of 200,000 five-year stock options with an exercise price of $1.00 per share as payment for services to be rendered. These options vested as follows: an aggregate of 20,000 vested on October 1, 1999; an aggregate of 2,500 of such options vested on the last day of each month over the first twelve months after the Effective Date of the Agreement; the remaining 150,000 options vested on the third anniversary of the Effective Date of the Agreement. The Company recorded approximately $49,300 of general and administrative expense based upon the fair value of the vested options through July 31, 2000. During the fiscal year ended July 31, 2000, the Agreement was terminated which resulted in the cancellation of 150,000 options. The remaining 50,000 options were exercised during the fiscal year ended July 31, 2004, which resulted in gross proceeds of $50,000 to the Company.

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

      During the fiscal year ended July 31, 2000, the Company sold an aggregate of 875,000 shares of common stock to private investors at prices ranging from $0.50 to $1.00 per share resulting in net proceeds of $548,300 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 875,000 shares of common stock, inclusive of additional warrants issued so that all investors in the private placements received substantially the same securities, at per share exercise prices ranging from $1.03 to $4.55. These warrants expired in May 2003 and May 2005.

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

      During the fiscal year ended July 31, 2001, the Company issued 330,000 shares of common stock upon the conversion of convertible notes from related parties at $0.90 per share. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. The estimated value of these warrants in the amount of $108,900 was recorded by the Company as interest expense during the fiscal year ended July 31, 2001. In October 2001, the board of directors approved a change of the 330,000 warrants from three-year warrants to five-year warrants and the exercise price from $2.50 per share to $1.50 per share to conform with private placements to unrelated parties. As of July 31, 2005, 110,000 of these warrants were exercised.

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

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 85,221 five-year stock options as payment for services rendered. The options vested immediately and had a per share exercise prices of $0.75 as to 70,000 stock options and $0.94 as to 15,221 stock options. The Company recorded an aggregate total of $40,747 non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options-pricing model. These options were exercised as of July 31, 2005.

      During the fiscal year ended July 31, 2002, the Company sold an aggregate of 2,622,122 shares of common stock to private investors at prices ranging from $0.35 to $0.90 per share resulting in net proceeds of $1,050,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 2,673,422 shares of common stock at per share exercise prices ranging from $0.75 to $1.50. The warrants will expire during the period commencing August 2006 and ending in June 2007. As of July 31, 2005, 797,545 of these warrants were exercised.

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

      During the fiscal year ended July 31, 2002, the Company issued an aggregate of 75,000 five-year stock options to unrelated parties as an incentive for lending the Company an aggregate of $75,000, which was repaid during the quarter. The options vested immediately and have an exercise price of $1.50 per share. The total non-cash interest expense recorded for these options was $25,615, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. As of July 31, 2005, 25,000 of these options were exercised.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2002, the Company issued a note payable to an unrelated party in an aggregate amount of $300,000. The note was due in thirty days bearing interest at 8% per annum. In addition, the lender received warrants to purchase 300,000 shares of common stock at an exercise price of $0.60 per share. The total non-cash interest expense recorded for these warrants was $40,690, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. The notes were extended for eighteen months at a conversion price of $0.40 per share plus a five-year warrant for each share of the Company's common stock issued upon conversion at an exercise price of $1.00 per share. These notes were converted into shares of the Company's common stock and warrants in fiscal year 2004.

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

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable matured on various dates from April 2004 through May 2005 and were convertible into the Company's common stock at conversion prices ranging from $0.20 to $0.50 per share and an equal number of five year warrants with an exercise price of $1.00 per share. With the issuance of the notes payable, the Company issued to the unrelated parties five year warrants to purchase an aggregate of 665,000 shares of the Company's common stock, at an exercise price of $0.60 per share. In addition, the Company issued on the due date of the notes payable five year warrants to purchase an aggregate of 915,000 shares of the Company's common stock at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $219,259 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company also increased its additional paid-in capital and debt discount by $374,960 for beneficial conversion rights issued in connection with the issuances of these notes (see note 4).

      During the fiscal year ended July 31, 2003, the Company sold an aggregate of 1,315,000 shares of common stock to private investors at prices ranging from $0.20 to $0.73 per share resulting in net proceeds of $653,627 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 1,315,000 shares of common stock at per share exercise prices ranging from $1.00 to $1.50. The warrants will expire during the period commencing January 2008 and ending in October 2008. As of July 31, 2005, 680,000 of these warrants were exercised.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)   Stockholders' Equity, (Continued)

      On January 14, 2004, at the Company's annual meeting of stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized from 40,000,000 to 100,000,000. Since no notes payable had been converted as of such date, the terms of the Company's notes payable relating to conversion and exercise which were amended to authorize conversion to Series A Preferred Stock because there were an insufficient number of authorized shares of common stock available for issuance upon conversion, reverted to their original terms so that they were again convertible into shares of common stock, rather than shares of Series A Preferred Stock.

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

      During the fiscal year ended July 31, 2004, the Company issued an aggregate of 14,703 restricted shares of common stock as payment of accounts payable in the amount of $52,176.

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

      During the fiscal year ended July 31, 2004, the Company issued an aggregate of 3,042,817 shares of restricted common stock and five-year warrants to purchase 3,733,839 shares of common stock with exercise prices ranging from $1.00 to $1.10 per share upon the conversion of notes payable and accrued interest in the amount of approximately $927,872.

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

      During the fiscal year ended July 31, 2005, the Company issued an aggregate of 1,744,978 shares of common stock and five-year warrants to purchase an aggregate of 2,044,978 shares of common stock with an exercise price of $1.00 per share upon the conversion of notes payable and its accrued interest in an aggregate amount of $464,499.

      During the fiscal year ended July 31, 2005, the Company issued an aggregate of 438,372 shares of common stock upon the exercise of stock options and warrants by unrelated parties, employees and a director at per share exercise prices ranging from $0.26 to $1.91. The Company realized aggregate net proceeds of $307,155 from these exercises.

      During the fiscal year ended July 31, 2005, the Company issued 3,000 shares of restricted common stock as payment for services rendered. A non-cash expense of $13,500 was recorded by the Company for these shares, based upon the fair value of the common stock at the date of issuance.

      During the fiscal year ended July 31, 2005, the Company issued 12,500 warrants to a vendor in consideration for services to be rendered. 5,000 of these warrants which vested immediately have an exercise price of $2.50 per share and 7,500 warrants which vested on the 91st day from the grant date have an exercise price of $3.50 per share. These warrants will expire 24 months from the date the registration statement registering the shares underlying the warrants is declared effective or 36 months from the date of grant, whichever comes first. The Company recorded a total of $13,552 of non-cash expense for these warrants, based upon the fair value at July 31, 2005 as estimated by the Black-Scholes option pricing model.

      During the fiscal year ended July 31, 2005, the Company issued an aggregate of 20,000 ten-year stock options to consultants as payment for continuing services. The options will vest 25% each year starting on the first anniversary of the commencement of the services of the consultants provided they remain as consultants on the relevant vesting dates. The stock options have an exercise price of $2.05 per share. The Company recorded a total of $3,237 of non-cash expense for these options, based upon the fair value at July 31, 2005 as estimated by the Black-Scholes option pricing model.

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

      The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal years 1994 through 2005:

                                                               Warrants      Exercise Price            Expiration
                                                               --------      --------------            ----------
    Sold in March 1994 Private Placement                        800,000        $   5.00            3/21/97 to 6/21/97
                                                              ---------
Outstanding at July 31, 1994                                    800,000           5.00             3/21/97 to 6/21/97
    Sold in September 1994 Private Placement                    288,506           5.50             12/9/97 to 12/14/97
    Sold in October 1994 Private Placement                       40,000           5.50                   1/21/98
    Sold in September 1995 Private Placement                     47,405           4.00                   10/1/98
                                                              ---------
Outstanding and exercisable at July 31, 1995                  1,175,911        4.00 - 5.50         3/21/97 to 10/1/98

    Issued to bank in connection with an amendment
       to the Company's term loan                                10,000           4.19                   8/31/97
    Sold in September 1995 Private Placement                      8,540           4.00                   10/1/98
    Sold in June 1996 Private Placement                         313,800           7.50             8/29/99 to 9/10/99
                                                              ---------
Outstanding and exercisable at July 31, 1996                  1,508,251        4.00 - 7.50         3/21/97 to 9/10/99
    Exercised                                                  (147,450)          5.00             3/21/97 to 6/21/97
    Expired                                                    (652,550)          5.00             3/21/97 to 6/21/97
                                                              ---------
Outstanding and exercisable at July 31, 1997                    708,251        4.00 - 7.50         12/9/97 to 9/10/99
    Sold in February 1998 Private Placement                   1,168,575           2.50                   8/17/01

    Issued to the Placement Agent in connection with
       the February 1998 Private placement
       (see note 7)                                             350,574        2.20 - 2.50               8/17/01
    Exercised                                                    (4,950)       2.20 - 2.50               5/19/01
    Expired                                                    (338,506)       4.19 - 5.50         8/31/97 to 1/21/98
                                                              ---------
Outstanding and exercisable at July 31, 1998                  1,883,944        2.20 - 7.50         10/1/98 to 8/17/01
    Expired                                                     (55,945)          4.00                   10/1/98
    Sold in February 2000 Private Placement                     875,000        1.03 - 4.55         5/28/03 to 5/28/05
    Expired                                                    (313,800)          7.50             8/30/99 to 9/11/99
                                                              ---------
Outstanding and exercisable at July 31, 2000                  2,389,199        1.03 - 4.55         5/19/01 to 5/28/05
    Sold in various private placements                          696,665        1.50 - 3.00         7/07/04 to 10/30/06

    Issued to related parties upon conversion of note
       payable                                                  330,000           1.50                   7/07/06
                                                              ---------
Outstanding and exercisable at July 31, 2001                  3,415,864        1.03 - 4.55         8/17/01 to 10/30/06
    Expired                                                  (1,514,199)       2.20 - 2.50               8/17/01
    Sold in various private placements                        2,673,422        0.75 - 1.50         11/03/06 to 9/10/07

    Issued to vendor upon settlement of accounts
       payable                                                   55,556           1.50                   8/15/06
    Issued to unrelated party for advisory services           1,500,000        0.50 - 1.50               2/6/07
    Exercised                                                  (186,000)          0.50                   2/6/07

    Issued to unrelated parties upon conversion of
       notes payable                                             72,214           1.50                  10/31/06

    Issued to unrelated parties in connection with
       notes payable                                            300,000           0.60             11/13/06 to 7/29/07
                                                              ---------
Outstanding and exercisable at July 31, 2002                  6,316,857        0.50 - 4.55         5/28/03 to 9/10/07
    Expired                                                    (437,500)       1.03 - 3.25               5/28/03

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(8)   Common Stock Warrants, (Continued)

                                                            Warrants        Exercise Price            Expiration
                                                            --------        --------------            ----------
    Sold in various private placements                      1,315,000         1.00 - 1.50         1/24/08 to 10/31/08
    Exercised                                                (640,000)            0.50                   2/6/07
    Issued to unrelated parties in connection with
       notes payable                                          665,000             0.60              9/6/07 to 3/14/08
                                                          -----------
Outstanding and exercisable at July 31, 2003                7,219,357          0.50 - 4.55         5/28/05 to 10/31/08
    Sold in various private placements                      2,372,512         1.25 - 12.39          9/3/08 to 5/9/09
    Exercised                                              (2,014,273)        0.50 - 1.50          2/6/07 to 10/31/08
    Issued to third party as finder's fee                      60,533            12.39                   5/9/09
    Issued to unrelated parties in connection
       with conversion of notes payable                     3,733,839         1.00 - 1.10          12/4/08 to 7/15/09
                                                          -----------
Outstanding and exercisable at July 31, 2004               11,371,968         0.60 - 12.39         5/28/05 to 7/15/09
    Exercised                                                (247,272)        0.75 - 1.25           7/16/07 to 8/5/08
    Expired                                                  (437,500)        2.50 - 4.55                5/28/05
    Issued to unrelated parties in connection with
       conversion of notes payable                          2,044,978             1.00              9/14/09 to 5/6/10
    Issued to a vendor in connection with services
       rendered                                                12,500         2.50 - 3.50                4/25/08
                                                          -----------
Outstanding and exercisable at July 31, 2005               12,744,674        $0.60 - $12.39        11/29/05 to 5/6/10
                                                          ===========        ==============        ==================

(9)   Stock Options

      2004 Stock Incentive Plan

      The Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan") for the issuance of up to 8,500,000 shares, which provides that common stock and stock options may be granted to employees, directors and consultants. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the 2004 Plan. Options granted under the 2004 Plan will have an exercise price equal to the market value of the Company's common stock on the date of the grant. The term, time and method of exercise of options granted under the 2004 Plan are fixed by the Board of Directors or a committee thereof.

      1997 Stock Option Plan

      The Company's stockholders approved the 1997 stock option plan for the issuance of options for up to 2,000,000 shares, which provides that options may be granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date.

      1993 Stock Option Plan

      The Company's stockholders approved the 1993 stock option plan for the issuance of options for up to 3,000,000 shares, which provides that options may be granted to employees, directors and consultants. Options are granted at market value on the date of the grant and generally are exercisable in 20% increments annually over five years starting one year after the date of grant and terminate five years from their initial exercise date. This plan expired in November 2003 except to the extent there are outstanding options.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Stock Options, (Continued)

      As of July 31, 1994, 1,703,159 options were granted under the 1993 stock option plan.

      The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2005:

                                         Shares Available       Options           Weighted Average Exercise
                                            for Grant         Outstanding              Price Per Share
                                            ---------         -----------              ---------------
      Balance August 1, 1994                 1,926,841          5,935,337                   $3.76
           Granted                            (818,850)           818,850                    2.60
           Exercised                                --           (185,000)                   2.36
           Canceled/Expired                         --         (1,897,500)                   4.30
                                            ----------         ----------
      Balance August 1, 1995                 1,107,991          4,671,687                    3.39
           Granted                            (296,205)           296,205                    3.99
           Exercised                                --           (656,334)                   2.92
           Canceled/Expired                      6,500           (235,333)                   4.89
                                            ----------         ----------
      Balance July 31, 1996                    818,286          4,076,225                    3.43
           1997 Plan                         2,000,000                 --                      --
           Granted                            (932,500)           932,500                    4.90
           Exercised                                --           (639,500)                   3.82
           Canceled/Expired                    484,845           (484,845)                   4.70
                                            ----------         ----------
      Balance July 31, 1997                  2,370,631          3,884,380                    3.56
           Granted                            (234,333)           234,333                    3.31
           Canceled/Expired                     91,100            (91,100)                   3.81
                                            ----------         ----------
      Balance July 31, 1998                  2,227,398          4,027,613                    3.54
           Granted                            (595,000)           595,000                    0.62
           Canceled/Expired                    443,934           (555,737)                   3.97
                                            ----------         ----------
      Balance July 31, 1999                  2,076,332          4,066,876                    3.05
           Granted                            (827,000)           827,000                    0.52
           Exercised                                --            (95,000)                   0.48
           Canceled/Expired                    638,395         (1,031,880)                   2.73
                                            ----------         ----------
      Balance July 31, 2000                  1,887,727          3,766,996                    2.65
           Granted                            (447,000)           447,000                    0.85
           Exercised                                --           (165,555)                   0.51
           Canceled/Expired                    774,315         (1,018,557)                   3.42
                                            ----------         ----------
      Balance July 31, 2001                  2,215,042          3,029,884                    2.24
           Granted                            (544,221)           544,221                    0.69
           Canceled/Expired                    655,840           (900,081)                   2.31
                                            ----------         ----------
      Balance July 31, 2002                  2,326,661          2,674,024                    1.90
           Granted                            (630,000)           630,000                    0.50
           Exercised                                --           (124,000)                   0.47
           Canceled/Expired                    485,118           (736,358)                   3.09
                                            ----------         ----------
      Balance July 31, 2003                  2,181,779          2,443,666                    1.26
           2004 Stock Incentive Plan         8,500,000                 --                      --
           Granted                          (1,388,996)         1,388,996                    5.03
           Exercised                                --           (666,717)                   0.98
           Canceled/Expired                   (262,783)          (208,500)                   3.20
                                            ----------         ----------
      Balance July 31, 2004                  9,030,000          2,957,445                    2.95
           Granted                          (1,073,000)         1,073,000                    4.36
           Exercised                                --           (191,100)                   0.75
           Canceled/Expired                    290,500           (341,500)                   4.57
                                            ----------         ----------
      Balance July 31, 2005                  8,247,500          3,497,845                   $3.35
                                            ==========         ==========                   =====

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Stock Options, (Continued)

      The options outstanding at July 31, 2005 will expire between August 21, 2005 and July 26, 2015.

      The weighted-average fair value per option at the date of grant for options granted during the fiscal years 2005, 2004 and 2003 were $3.87, $4.36 and $0.21, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions:

                                                     2005       2004      2003
                                                     ----       ----      ----
            Expected dividend yield                     0%         0%        0%
            Risk-free interest rate                  4.25%      4.00%     2.00%
            Expected stock price volatility          95.2%      78.0%     77.8%
            Expected term until exercise (years)     9.56       6.86      5.50

      The following table summarizes information concerning options outstanding at July 31, 2005:

                                 Options Outstanding                         Options Exercisable
              --------------------------------------------------------      ---------------------
                                          Weighted Average    Weighted                   Weighted
                                              Remaining       Average                    Average
                 Range of                    Contractual      Exercise                   Exercise
              Exercise Prices     Shares    Term (Years)       Price          Shares      Price
              ---------------     ------    ------------       -----          ------      -----
              $ 0.23 - 1.87     1,875,845       4.78          $ 1.04         1,134,045   $ 0.76
                2.05 - 2.16        70,000       9.95            2.13            10,000     2.16
                3.46 - 3.78       266,250       3.18            3.59           266,250     3.59
                4.38 - 4.75       279,500       2.75            4.58           159,500     4.73
                5.10 - 5.20        70,000       1.42            5.19            70,000     5.19
                   6.73           475,000       8.88            6.73           147,400     6.73
                8.10 - 8.38       461,250       7.10            8.28           253,500     8.21
              =============     ---------       ====            ====         ---------     ====
                                3,497,845                                    2,040,695
                                =========                                    =========

      Stock option activity prior to adoption of SFAS 123 (see Note 1) is as follows:

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

      Non-Qualified Stock Options

      The Board of Directors issued non-qualified stock options which were not part of the 1981 non-qualified stock option plan or the 1989 Stock Plan as follows:

                                                                             Shares        Price Range
                                                                             ------        -----------
            Granted                                                        1,782,000       $ 3.00-3.87
            Exercised                                                       (276,989)        3.00-3.50
            Canceled                                                        (106,000)        3.00-3.50
            Expired                                                         (649,011)        3.00-3.50
            Granted pursuant to conversion of certain liabilities:
              Related party                                                1,324,014           3.20
              Unrelated party                                                 73,804           3.20
            Repurchased stock options                                       (102,807)          3.20
                                                                          ----------
            Balance at July 31, 1994                                       2,045,011       $ 3.20-3.87
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Stock Options, (Continued)

      In connection with certain private placements, the Board of Directors had included in the agreements, options to purchase additional shares of the Company's common stock as follows:

                                                                        Shares          Price Range
                                                                        ------          -----------
            Granted (42,167 options were repriced and extended)         894,887         $ 2.50-7.00
            Exercised                                                   (81,000)          3.97-6.50
            Expired                                                    (201,720)          3.97-6.50
                                                                       --------
            Balance at July 31, 1994                                    612,167         $ 2.50-7.00
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

(10)  Stock Grant and Compensation Plans, (Continued)

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

      1989 Stock Plan

      Under the 1989 Stock Plan, one million shares of the Company's common stock were reserved for issuance as awards to employees. The 1989 Stock Plan also provides for the granting of options to purchase common stock of the Company (see note 9). In addition, the 1989 Stock Plan provided for the issuance of 1,000,000 shares of the Company's common stock as grants. To be eligible for a grant, grantees must have made substantial contributions and shown loyal dedication to the Company.

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

(11)  Income Taxes

      The Company accounts for income taxes under the provisions of SFAS 109. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11)  Income Taxes, (Continued)

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), the Company had approximately $1,335,000 total available tax benefits that were saleable; of which New Jersey permitted the Company to sell approximately $339,000. In December 2004, the Company received approximately $288,000 from the sale of the $339,000 of tax benefits, which the Company recognized as tax benefits for the fiscal year ended July 31, 2005.

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

      For the state fiscal year 2003 (July 1, 2002 to June 30, 2003), the Company had approximately $1,373,000 total available tax benefits that were saleable, of which New Jersey permitted the Company to sell approximately $273,000. In December 2002, the Company received approximately $231,000 from the sale of the $273,000 of tax benefits, which the Company recognized as tax benefits for fiscal 2003.

      If still available under New Jersey law, the Company will attempt to sell the remaining $996,000 of its tax benefits between July 1, 2005 and June 30, 2006. This amount, which is a carryover of its remaining tax benefits from state fiscal year 2005 and earlier, may increase if the Company incurs additional tax losses during state fiscal year 2006. The Company can not estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much money it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

      At July 31, 2005 and 2004, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

      Deferred tax assets:                                                  2005                 2004
                                                                            ----                 ----
         Excess of book over tax depreciation and amortization         $     27,499          $     27,016
         Accrued expenses and other                                         167,324               120,910
         Federal and state net operating loss carryforwards              19,413,740*           17,322,364*
         Research and experimentation and investment tax credit
           carryforwards                                                  1,955,172*            1,425,860*
                                                                       ------------          ------------
         Total gross deferred tax assets                                 21,563,735            18,896,150
         Valuation allowance                                            (21,563,735)          (18,896,150)
                                                                       ------------          ------------
         Net deferred tax assets                                       $         --          $         --
                                                                       ============          ============

      * Net of amount sold pursuant to New Jersey state tax legislation.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance. In 2005 and 2004 the valuation allowance increased by $2,668,000, and $2,837,000, respectively, and decreased by $205,000 in 2003.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11)  Income Taxes, (Continued)

      At July 31, 2005, the Company has federal net operating loss carryforwards of approximately $52,823,000 that expire in the years 2006 to 2025 (approximately $8,675,000 expires in the years 2006 to 2010). The Company also has research and experimentation tax credit carryforwards of approximately $1,955,000 that expire in the years 2006 to 2025
      (approximately $152,000 expires in the years 2006 to 2010). Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

(12)  Other Financial Information

      Accrued expenses as of July 31, consist of the following:

                                                2005              2004
                                                ----              ----

            Payroll and payroll taxes        $   85,181        $   44,112
            Professional fees                   123,200            92,768
            Clinical trial                      609,382           319,338
            Pre-clinical studies                460,859            52,011
            Other                                 5,069           116,976
                                             ----------        ----------
                                             $1,283,691        $  625,205
                                             ==========        ==========

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

      The Company has product liability insurance coverage in the amount of $3,000,000 for clinical trials in the U.S. Additionally, the Company also maintains product liability insurance in Europe in the amount of DM20,000,000, AU$10,000,000 in Australia and in Romania (euro)10,000 per patient for death and permanent disability and limit of indemnity for medical expenses of (euro)3,000 per patient. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

      The Company is, from time to time, involved in litigation as both defendant and plaintiff arising in the ordinary course of business. In the opinion of management, the results of any pending litigation should not have a material adverse effect on the Company's financial position or operating results.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(13)  Commitments and Contingencies, (Continued)

      Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2005:

                                                                Payments Due by Fiscal Year
                                              ------------------------------------------------------------------
                                                                                                       2011 and
                                  Total        2006       2007       2008         2009       2010     Thereafter
                                  -----        ----       ----       ----                             ----------
      Operating lease           $ 42,799      $ 9,171    $ 9,171    $ 9,171      $ 9,171    $ 6,115        $   -
                                --------      -------    -------    -------      -------    -------        -----
      Total contractual cash
          obligations           $ 42,799      $ 9,171    $ 9,171    $ 9,171      $ 9,171    $ 6,115        $   -
                                ========      =======    =======    =======      =======    =======        -----

(14)  Research and Development Agreement

      In July 2005, the Company entered in a research collaboration agreement with Novartis Institute for Tropical Diseases for the evaluation of AC-03-636 against Dengue fever. AC-03-636 is a novel compound from our proprietary family of amphinase RNases.

      The research collaboration with Wyeth Pharmaceuticals to co-develop a number of designer drugs such as conjugates and fusion proteins for a variety of indications using the Company's proprietary technology has been terminated by the Company for Wyeth's non-compliance with the terms of the agreement.

(15)  401(k) Savings Plan

      Effective October 1, 1998, the Company adopted a 401(k) Savings Plan (the "Plan"). Qualified employees may participate by contributing to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2005, 2004 and 2003, the Company's contributions to the Plan amounted to $29,231, $15,690 and $24,956, respectively.

(16)  Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                          2005                                                      2004
               ---------------------------------------------------------------------------------------------------------------------
                 First      Second       Third      Fourth      Totals      First      Second      Third      Fourth      Totals
------------------------------------------------------------------------------------------------------------------------------------
Investment
   income      $    29.2   $    33.7   $    41.0   $    37.8   $   141.7   $   3.7   $     4.5   $     3.1   $    30.8   $    42.1
Other income          --          --         9.8          --         9.8        --          --          --          --          --

Operating
  loss          (1,368.8)   (1,955.3)   (1,674.6)   (1,751.2)   (6,749.9)   (980.0)   (1,199.6)   (1,350.5)   (1,762.0)   (5,292.1)
------------------------------------------------------------------------------------------------------------------------------------

Net loss(a)     (1,080.8)   (1,955.3)   (1,674.6)   (1,751.2)   (6,461.9)   (758.2)   (1,199.6)   (1,350.5)   (1,762.0)   (5,070.3)
------------------------------------------------------------------------------------------------------------------------------------

Loss per share
 - basic and
 diluted       $   (0.03)  $   (0.06)  $   (0.05)  $   (0.05)  $   (0.18)  $ (0.03)  $   (0.04)  $   (0.05)  $   (0.05)  $   (0.17)
------------------------------------------------------------------------------------------------------------------------------------

(a) Included in the net loss of $1,080.8 and $758.2 for first quarter of 2005 and 2004 are tax benefits of $288.0 and $221.8, respectively, related to the sale of certain state tax operating loss carryforwards.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(17)  Subsequent Events

      From August 1, 2005 through September 19, 2005, the Company issued an aggregate of 118,637 shares of common stock upon the exercise of warrants by an unrelated party and stock options by an employee at exercise prices ranging from $0.75 to $0.85 per share. The Company realized gross proceeds of $89,478 from these exercises.