Form 10-Q
period 2005-10-31
ALFACELL CORP
filed 2005-12-12
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                October 31, 2005
                         For the quarterly period ended

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ______________________

                                     0-11088
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

                                 (973) 748-8082
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
            (Former name, former address, and former fiscal year, if
                          changed since last report.)

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares of common stock, $.001 par value, outstanding as of December 8, 2005 was 36,666,317 shares.

                              ALFACELL CORPORATION
                         (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                       October 31, 2005 and July 31, 2005

                                                                                            October 31,          July 31,
                                                                                                2005               2005
                                          ASSETS                                            (Unaudited)        (See Note 1)
                                                                                            -----------        ------------
Current assets:
    Cash and cash equivalents                                                               $  3,426,699       $  4,462,951
    Receivable from the sale of net operating loss carryforwards                                 317,382                 --
    Other current assets                                                                          90,002            196,936
                                                                                            ------------       ------------
         Total current assets                                                                  3,834,083          4,659,887

Property and equipment, net                                                                       76,026             80,395

Loan receivable, related party                                                                   163,724            161,342
                                                                                            ------------       ------------

         Total assets                                                                       $  4,073,833       $  4,901,624
                                                                                            ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                        $    574,263       $    396,263
    Accrued expenses                                                                           1,413,089          1,283,691
                                                                                            ------------       ------------
         Total liabilities                                                                     1,987,352          1,679,954
                                                                                            ------------       ------------

Stockholders' equity:
    Preferred stock, $.001 par value;
       Authorized and unissued, 1,000,000 shares at October 31, 2005 and July 31, 2005                --                 --
    Common stock, $.001 par value;
       Authorized 100,000,000 shares at October 31, 2005 and July 31, 2005;
       Issued and outstanding, 36,666,317 shares at October 31, 2005 and 36,534,235
         shares at July 31, 2005                                                                  36,667             36,534
    Capital in excess of par value                                                            78,956,083         78,691,572
    Deficit accumulated during development stage                                             (76,906,269)       (75,506,436)
                                                                                            ------------       ------------
         Total stockholders' equity                                                            2,086,481          3,221,670
                                                                                            ------------       ------------

         Total liabilities and stockholders' equity                                         $  4,073,833       $  4,901,624
                                                                                            ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                  Three months ended October 31, 2005 and 2004,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2005

                                   (Unaudited)


                                                        Three Months Ended             August 24, 1981
                                                           October 31,               (Date of Inception)
                                                           -----------                        to
                                                       2005               2004        October 31, 2005
                                                       ----               ----        ----------------
Revenue:
     Sales                                         $         --       $         --       $    553,489
     Investment income                                   31,995             29,178          1,602,816
     Other income                                            --                 --             99,939
                                                   ------------       ------------       ------------
Total revenue                                            31,995             29,178          2,256,244
                                                   ------------       ------------       ------------

Costs and expenses:
     Cost of sales                                           --                 --            336,495
     Research and development                         1,159,390            921,149         51,196,641
     General and administrative                         589,810            445,597         26,227,398
     Interest:
         Related parties                                     --                 --          1,147,547
         Others                                              10             31,257          2,873,974
                                                   ------------       ------------       ------------
Total costs and expenses                              1,749,210          1,398,003         81,782,055
                                                   ------------       ------------       ------------

Loss before state tax benefit                        (1,717,215)        (1,368,825)       (79,525,811)

State tax benefit                                       317,382            287,975          2,619,542
                                                   ------------       ------------       ------------

Net loss                                           $ (1,399,833)      $ (1,080,850)      $(76,906,269)
                                                   ============       ============       ============

Loss per basic and diluted common share            $      (0.04)      $      (0.03)
                                                   ============       ============

Weighted average number of shares outstanding        36,593,020         34,660,441
                                                   ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  Three months ended October 31, 2005 and 2004,
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2005

                                   (Unaudited)

                                                                    Three Months Ended           August 24, 1981
                                                                        October 31,            (Date of Inception)
                                                                        -----------                    to
                                                                   2005              2004       October 31, 2005
                                                                   ----              ----       ----------------
Cash flows from operating activities:
  Net loss                                                     $(1,399,833)      $(1,080,850)      $(76,906,269)
  Adjustments to reconcile net loss to
        net cash used in operating activities:
       Gain on sale of marketable securities                            --                --            (25,963)
       Depreciation and amortization                                 6,830             6,209          1,592,514
       Loss on disposal of property and equipment                       --                --             18,926
       Issuance of common stock, stock options and
          warrants for services rendered                           211,596                --          6,928,609
       Amortization of debt discount                                    --            24,058            594,219
       Amortization of deferred compensation                            --                --         11,442,000
       Amortization of organization costs                               --                --              4,590
Changes in assets and liabilities:
       Increase in receivable from the sale of net
          operating loss carryforwards                            (317,382)         (287,975)          (317,382)
       Decrease (increase) in other current assets                 106,934          (324,990)          (149,869)
       Increase in loan receivable-related party                    (2,382)           (2,415)           (67,673)
       Increase in interest payable-related party                       --                --            744,539
       Increase in accounts payable                                178,000            14,364          1,080,898
       Increase in accrued payroll and
          expenses, related parties                                     --                --          2,348,145
       Increase (decrease) in accrued expenses                     129,398              (202)         2,131,973
                                                               -----------       -----------       ------------
       Net cash used in operating activities                    (1,086,839)       (1,651,801)       (50,580,743)
                                                               -----------       -----------       ------------
Cash flows from investing activities:
       Purchase of marketable equity securities                         --                --           (290,420)
       Proceeds from sale of marketable equity securities               --                --            316,383
       Purchase of property and equipment                           (2,461)           (3,948)        (1,515,363)
       Patent costs                                                     --                --            (97,841)
                                                               -----------       -----------       ------------

Net cash used in investing activities                               (2,461)           (3,948)        (1,587,241)
                                                               -----------       -----------       ------------

                                                                     (continued)

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                  Three months ended October 31, 2005 and 2004
                       and the Period from August 24, 1981
                     (Date of Inception) to October 31, 2005

                                   (Unaudited)

                                                                             Three Months Ended           August 24, 1981
                                                                                 October 31,                  (Date of
                                                                                 -----------                Inception) to
                                                                             2005              2004       October 31, 2005
                                                                             ----              ----       ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                    $         --      $         --      $    874,500
  Payment of short-term borrowings                                                 --                --          (653,500)
  Increase in loans payable - related party, net                                   --                --         2,628,868
  Proceeds from bank debt and other long-term debt, net of
     costs                                                                         --                --         3,667,460
  Reduction of bank debt and long-term debt                                        --            (2,465)       (2,966,568)
  Proceeds from issuance of common stock, net                                      --                --        40,750,316
  Proceeds from exercise of stock options and warrants, net                    53,048           209,545        10,579,614
  Proceeds from issuance of convertible debentures, related party                  --                --           297,000
  Proceeds from issuance of convertible debentures, unrelated party                --                --           416,993
                                                                         ------------      ------------      ------------
         Net cash  provided by financing activities                            53,048           207,080        55,594,683
                                                                         ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                       (1,036,252)       (1,448,669)        3,426,699
Cash and cash equivalents at beginning of period                            4,462,951        10,147,694                --
                                                                         ------------      ------------      ------------
Cash and cash equivalents at end of period                               $  3,426,699      $  8,699,025      $  3,426,699
                                                                         ============      ============      ============
Supplemental disclosure of cash flow information - interest
   paid                                                                  $         10      $        163      $  1,714,028
                                                                         ============      ============      ============
Noncash financing activities:
   Issuance of convertible subordinated debenture for loan payable
     to officer                                                          $         --      $         --      $  2,725,000
                                                                         ============      ============      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, related party                              $         --      $         --      $  3,242,000
                                                                         ============      ============      ============
   Conversion of short-term borrowings to common stock                   $         --      $         --      $    226,000
                                                                         ============      ============      ============
   Conversion of accrued interest, payroll and expenses by related
     parties to stock options                                            $         --      $         --      $  3,194,969
                                                                         ============      ============      ============
   Repurchase of stock options from related party                        $         --      $         --      $   (198,417)
                                                                         ============      ============      ============
   Conversion of accrued interest to stock options                       $         --      $         --      $    142,441
                                                                         ============      ============      ============
   Conversion of accounts payable to common stock                        $         --      $         --      $    506,725
                                                                         ============      ============      ============
   Conversion of notes payable, bank and accrued interest
     to long-term debt                                                   $         --      $         --      $  1,699,072
                                                                         ============      ============      ============
   Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
      accrued payroll and other, related party                           $         --      $         --      $  1,863,514
                                                                         ============      ============      ============
   Issuance of common stock upon the conversion of convertible
     subordinated debentures, other                                      $         --      $    112,055      $  1,584,364
                                                                         ============      ============      ============
   Issuance of common stock for services rendered                        $         --      $         --      $      2,460
                                                                         ============      ============      ============
   Issuance of warrants with notes payable                               $         --      $         --      $    594,219
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 2005 and its results of operations and cash flows for the three month periods ended October 31, 2005 and 2004 and the period from August 24, 1981 (date of inception) to October 31, 2005. The results of operations for the three months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-K for the fiscal year ended July 31, 2005, filed with the Securities and Exchange Commission.

      Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the fiscal year ended July 31, 2005.

      The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to developing new drug products. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

      The Company has reported net losses of approximately $6,462,000, $5,070,000 and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The loss from date of inception, August 24, 1981, to October 31, 2005 amounts to $76,906,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or may not be available on acceptable terms. Through October 31, 2005, a significant portion of the Company's financing has been through the sale of its equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, the sale of tax benefits and research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, the Company may need to delay certain development activities over the next twelve months. As of October 31, 2005, management believes that the Company's cash balance is sufficient to fund its operations at least through July 31, 2006, based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the U.S. and Europe and other

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION, Continued

ongoing operations of the Company. However, to assure the Company's ability to continue its operations beyond this date, the Company will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but cannot be sure that it will be able to raise capital on favorable terms or at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any. If the Company is unable to raise sufficient capital, its operations will be severely curtailed and its business and financial condition will be adversely affected.

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants prior to October 31, 2005 would be anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 16,093,437 and 14,896,098 at October 31, 2005 and 2004, respectively.

3.    STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. Prior to August 1, 2005, the Company had elected to continue to account for employee stock options using the intrinsic value method under APB 25. As the exercise price of all options granted under the stock option plans was equal to the market value of the underlying common stock on the grant date, no stock-based employee compensation cost had been recognized in the condensed statement of operations for the three months ended October 31, 2004.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS
123. The new standard requires all share-based payments, including stock option grants, to employees to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the date of grant. The Company adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and unvested outstanding stock options at August 1, 2005 will be recognized as services are rendered. The impact of adopting this standard on the Company's statement of operations was an increase in its net loss of $208,584 or $0.01 per basic and diluted common share for the three months ended October 31, 2005. Had the Company accounted for its stock-based awards under the fair value method for the three months ended October 31, 2004 the impact to its financial statements would have been as follows:

                                                                                   Three Months
                                                                                       Ended
                                                                                 October 31, 2004
                                                                                 ----------------
Net loss applicable to common shares
       As reported                                                                 $(1,080,850)
       Less total stock-based employee compensation expense determined
          under fair value method for all awards, net of related tax effects          (619,271)
                                                                                   -----------
       Pro forma                                                                   $(1,700,121)
                                                                                   ===========
Basic and diluted loss per common share
       As reported                                                                 $     (0.03)
       Pro forma                                                                         (0.05)

      The fair value of the stock options was estimated using the Black-Scholes options pricing model based on the following assumptions:

                                                 Three Months Ended
                                                    October 31,
                                                    -----------
                                                 2005          2004
                                                 ----          ----

      Expected dividend yield                        0%           0%
      Risk-free interest rate                     4.49%        4.25%
      Expected stock price volatility            82.01%         100%
      Expected term until exercise (years)        6.24         7.02

      The total intrinsic value of options exercised during the three months ended October 31, 2005 was $20,971. As of October 31, 2005, there was approximately $1,954,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans, which is to be recognized over a weighted average period of 1.73 years.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      Shares, warrants and options issued to non-employees for services are accounted for based on their market values or their fair values determined using the Black-Scholes option pricing model, in accordance with SFAS 123(R) and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services."

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $163,724 at October 31, 2005 and $161,342 at July 31, 2005, are classified as a long-term asset in loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the three months ended October 31, 2005 and 2004, the Company earned 8% interest in the amount of approximately $2,400 on the unpaid principal balance.

5.    CAPITAL STOCK

      During the quarter ended October 31, 2005, the Company issued an aggregate of 132,082 shares of common stock upon the exercise of warrants and stock options by an unrelated party, employee and an executive officer at per share exercise prices ranging from $0.54 to $0.85. The Company realized aggregate net proceeds of $53,048 from these exercises.

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), the Company had approximately $1,903,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $356,000. Based on an agreement the Company entered into, the Company will receive approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which was recognized as a tax benefit for the quarter ended October 31, 2005.

      For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), the Company had approximately $1,335,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $339,000. In December 2004, the Company received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which was recognized as a tax benefit for the quarter ended October 31, 2004.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS, Continued

      If still available under New Jersey law, the Company will attempt to sell the remaining $1,547,000 of its net operating loss carryforwards between July 1, 2006 and June 30, 2007 (state fiscal year 2007). This amount, which is a carryover of the Company's remaining net operating loss carryforwards from state fiscal year 2006, may increase if the Company incurs additional net losses and research and development credits during state fiscal year 2007. The Company can not estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are "forward-looking statements." These statements are commonly identified by the use of forward-looking terms and phrases as "anticipates," "believes," "estimates," "expects," "intends," "may," "seeks," "should," or "will' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth in Item 1A. "Risk Factors" in this quarterly report on Form 10-Q constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Overview

      Since our inception, we have devoted the vast majority of our resources to the research and development of ONCONASE(R) and related drug candidates. We have focused our resources towards the completion of the clinical program for unresectable, or inoperable, malignant mesothelioma.

      Since ONCONASE(R) has Fast Track Designation from the Food and Drug Administration, or FDA for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial for the treatment of malignant mesothelioma yields favorable results.

      We received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or EMEA. We continue to fulfill the EMEA requirements regarding the Marketing Authorization Application, or MAA registration requirements for ONCONASE(R) for the treatment of malignant mesothelioma.

      We received Orphan Drug Designation for malignant mesothelioma in Australia from the Therapeutics Goods Administration, or TGA. This designation in Australia also entitles us to five years of marketing exclusivity, a 100% waiver of filing fees and regulatory guidance from the TGA.

      Almost all of our research and development expenses since our inception of $51,197,000 have gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2005, 2004 and 2003 our research and development expenses were $5,082,000, $3,353,000 and $1,700,000, respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which nearly 90% of the patients required per the study design for full patient accrual have now been enrolled. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA in the U.S. and MAA in Europe) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. Hence, the timing of when we will be able to file for marketing registrations in the US and EU is data driven.

Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur.

      We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. As of October 31, 2005, we believe our cash balance is sufficient to fund our operations at least through July 31, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, to assure our ability to continue our operations beyond this date, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

Results of Operations

Three month periods ended October 31, 2005 and 2004

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three months ended October 31, 2005 and 2004. For the three months ended October 31, 2005, our investment income was $32,000.

      Research and Development. Research and development expense for the three months ended October 31, 2005 was $1,159,000 compared to $921,000 for the same period last year, an increase of $238,000, or 26%. The increase was primarily due to an increase in compensation expense of approximately $137,000 of which approximately $100,000 is related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). Research and development increase also resulted from pre-clinical sponsored research and development expenses; the new Phase II program for non-small cell lung, including consulting fees of approximately $61,000 and expenses in connection with preparing our NDA for ONCONASE(R), including the completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls, including the ONCONASE(R) stability program of approximately $57,000; offset by a decrease in patent expenses of approximately $17,000.

      General and Administrative. General and administrative expense for the three months ended October 31, 2005 was $590,000 compared to $446,000 for the same period last year, an increase of $144,000, or 32%. The increase was due primarily to increase in compensation expense of approximately $142,000 of which approximately $108,000 is related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). General and administrative increase also resulted from Sarbanes Oxley compliance and auditing fees of approximately $51,000; board of directors fees of approximately $20,000 and legal fees of approximately $11,000; offset by decreases in Nasdaq membership fees of approximately $37,000; insurance expense of approximately $22,000; public relation related expenses of approximately $16,000 and repairs and maintenance of approximately $5,000.

      Interest. Interest expense for the three months ended October 31, 2005 decreased by $31,000 primarily due to the maturity and conversion of convertible notes payable into common stock during the last fiscal year ended July 31, 2005.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of our state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $356,000. Based on an agreement we entered into, we will receive approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which was recognized as a tax benefit for the quarter ended October 31, 2005.

      For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 of total available net operating loss carryforwards that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which we recognized as a tax benefit for the quarter ended October 31, 2004.

      If still available under New Jersey law, we will attempt to sell the remaining $1,547,000 of our net operating loss carryforwards between July 1, 2006 and June 30, 2007 (state fiscal year 2007). This amount, which is a carryover of our remaining net operating loss carryforwards from state fiscal year 2006, may increase if we incur additional net losses and research and development credits during state fiscal year 2007. We can not estimate, however, what percentage of our saleable net operating loss carryforwards New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our net operating loss carryforwards or if such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended October 31, 2005 was $1,400,000 as compared to $1,081,000 for the same period last year, an increase of $319,000. The cumulative loss from the date of inception, August 24, 1981 to October 31, 2005, amounted to $76,906,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. During the three months ended October 31, 2005, we had a net decrease in cash and cash equivalents of $1,036,000, which resulted primarily from net cash used in operating activities of $1,087,000 and net cash used in investing activities of $2,000, offset by net cash provided by financing activities of $53,000 from warrant and stock option exercises. Total cash resources as of October 31, 2005 were $3,427,000 compared to $4,463,000 at July 31, 2005.

      Our current liabilities as of October 31, 2005 were $1,987,000 compared to $1,680,000 at July 31, 2005, an increase of $307,000. The increase was primarily due an increase in accounts payable of approximately $178,000 and accrued expenses of approximately $129,000; mainly for expenses related to clinical trial and pre-clinical studies of approximately $158,000 and $60,000, respectively, offset by decreases in accruals of professional fees and payroll related expenses of approximately $54,000 and $35,000, respectively.

      Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or may not be available on acceptable terms. Through October 31, 2005, a significant portion of our financing has been through the sale of our equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may need to delay certain development activities over the next twelve months. As of October 31, 2005, we believe our cash balance is sufficient to fund our operations at least through July 31, 2006, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, to assure our ability to continue our operations beyond this date, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

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

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2005, we are not involved in any material unconsolidated VIE transactions.

Critical Accounting Policies and Estimates

      Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended July 31, 2005.

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends SFAS Statement No. 123. The new standard requires all share-based payments, including stock option grants, to employees to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on the date of grant. We adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and unvested outstanding stock options at August 1, 2005, will be recognized as services are rendered. The impact of the adoption of SFAS 123(R) on future period earnings cannot be determined at this time because it will depend on the level of share-based payments that may be granted in the future. Prior to August 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25.

Contractual Obligations and Commercial Commitments

      Our outstanding contractual obligations relate to our equipment operating lease. Since July 31, 2005, there has been no material change with respect to our contractual obligations as disclosed in "Management Discussion and Analysis of Financial Condition and Results of Operation-Contractual Obligations and Commercial Commitments" in our annual report on Form 10-K for the fiscal year ended July 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, the end of the period covered by this report (the "evaluation date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

      There were no significant changes made in our internal controls over financial reporting during the three months ended October 31, 2005 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shogen v. Global Aggressive Growth Fund, Ltd. et al.

      Kuslima Shogen, our Chief Executive Officer and Chairman of the Board of Directors, filed the above-captioned case on November 18, 2004 against the defendants, including the Witchel Defendants, in the US District Court, District of New Jersey. This case relates to shares of Alfacell common stock that Ms. Shogen had provided as collateral to secure a loan taken by Ms. Shogen from certain of the defendants. Ms. Shogen alleges that these shares were unlawfully sold by the defendants. Among other things, Ms. Shogen seeks damages of $9 million plus costs and attorneys' fees. Alfacell was not a party to this action. Several defendants in that action, however, sought permission to name Alfacell and American Stock Transfer, Alfacell's transfer agent, in a third party complaint and to seek payment from Alfacell of any sums assessed against them as a result of Ms. Shogen's claims. On December 2, 2005, the Court denied that request. Accordingly, Alfacell continues not to be a party to that lawsuit.

Shogen v. Pisani et al.

      This action was commenced by Ms. Shogen against the defendants in May 2005 in New Jersey Superior Court, Essex County and relates to a loan taken by Ms. Shogen from the defendants that was secured by varying amounts of Ms. Shogen's Alfacell common stock. Alfacell was not an original party to this action. Defendants in this matter filed a counterclaim against Ms. Shogen, and in conjunction with that counterclaim named Alfacell as a third-party defendant, alleging that Alfacell had violated and conspired to violate certain securities laws. Defendants seek an unidentified amount of compensatory, punitive and statutory damages as well as attorneys' fees. Alfacell believes the claims against the Company are without merit and intends to vigorously defend against such claims.

Item 1A. Risk Factors

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

      We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock. We incurred a net loss of approximately $1,400,000 for the three months ended October 31, 2005 and net losses of approximately $6,462,000,

$5,070,000 and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. We have continued to incur losses since July 31, 2005. We may never achieve revenue sufficient for us to attain profitability.

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

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) in the United States with the FDA and in Europe with the EMEA. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. As of October 31, 2005, we believe that our cash balance is sufficient to fund our operations at least through July 31, 2006, based on our expected level of expenditures. However, to assure our ability to continue our operations beyond this date, we will continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be materially adversely affected.

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

      For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $356,000. We anticipate receiving approximately $317,000 from the sale of the $356,000 of tax benefits, which we recognized as tax benefits for the quarter ended October 31, 2005. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of tax benefits, which we recognized as a tax benefit for the fiscal year ended July 31, 2005.

      If still available under New Jersey law, we will attempt to sell the remaining $1,547,000 of our tax benefits between July 1, 2006 and June 30, 2007 (state fiscal year 2007). This amount, which is a carryover of our remaining tax benefits from state fiscal year 2006 and earlier, may increase if we incur additional tax losses during state fiscal year 2007. We can not estimate, however, what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money we will receive in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

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

      In addition, clinical trials are very costly and time consuming. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment could delay achieving a sufficient number of deaths required for statistical analyses, which therefore may delay the marketing registrations. Although we believe we could modify some of our expenditures to reduce our cash outlays in relation to our clinical trials and other NDA related expenditures, we cannot quantify which or the amount such expenditures might be modified. Hence, a delay in the commercial sale of ONCONASE(R) would increase the time frame of our cash expenditure outflows and may require us to seek additional financing. Such capital financing may not be available on favorable terms or at all.

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

      We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016, one Japanese patent that expires in 2010, and one Japanese patent that expires in 2013. We also own patent applications that are pending in the United States, Europe and Japan. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation regarding patent issues.

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

      The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by Nasdaq and the OTC Bulletin Board has fluctuated from a low of $0.19 to a high of $10.07. The market price of our common stock could be impacted by a variety of factors, including:

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 36,666,317 shares of common stock outstanding as of October 31, 2005. The following securities that may be exercised into shares of our common stock were issued and outstanding as of October 31, 2005:

      o Options. Stock options to purchase 3,462,400 shares of our common stock at a weighted average exercise price of approximately $3.36 per share.

      o Warrants. Warrants to purchase 12,631,037 shares of our common stock at a weighted average exercise price of approximately $2.32 per share.

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

      During the quarter ended October 31, 2005, we issued 113,637 shares of common stock upon the exercise of warrants at an exercise price of $0.75 per share by an unrelated party, which resulted in gross proceeds of $85,228 to us. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement.

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

                                          ALFACELL CORPORATION
                                          --------------------
                                              (Registrant)


December 12, 2005                         /s/ Robert D. Love
                                          ------------------
                                          Chief Financial Officer (Principal
                                          Financial Officer and Chief Accounting
                                          Officer)