Form 10-Q
period 2006-01-31
ALFACELL CORP
filed 2006-03-13
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number: 0-11088

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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer |_| Accelerated Filer |X| Non-accelerated Filer |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The number of shares of common stock, $.001 par value, outstanding as of March 8, 2005 was 37,390,062 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                       January 31, 2006 and July 31, 2005

                                                                                         January 31,        July 31,
                                                                                            2006              2005
                                                                                         (Unaudited)      (See Note 1)
                                                                                         ------------     ------------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                             $  2,917,146     $  4,462,951
   Other current assets                                                                        80,036          196,936
                                                                                         ------------     ------------
        Total current assets                                                                2,997,182        4,659,887

Property and equipment, net                                                                    75,007           80,395

Loan receivable, related party                                                                166,106          161,342
                                                                                         ------------     ------------
        Total assets                                                                     $  3,238,295     $  4,901,624
                                                                                         ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                      $    833,502     $    396,263

   Accrued expenses                                                                         1,553,052        1,283,691
                                                                                         ------------     ------------
        Total liabilities                                                                   2,386,554        1,679,954
                                                                                         ------------     ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value;
      Authorized and unissued, 1,000,000 shares at January 31, 2006 and July 31, 2005              --               --
   Common stock, $.001 par value;
      Authorized 100,000,000 shares at January 31, 2006 and July 31, 2005;
      Issued and outstanding, 37,103,095 shares at January 31, 2006 and 36,534,235
        shares at July 31, 2005                                                                37,103           36,534
   Capital in excess of par value                                                          80,006,819       78,691,572

   Deficit accumulated during development stage                                           (79,192,181)     (75,506,436)
                                                                                         ------------     ------------
        Total stockholders' equity                                                            851,741        3,221,670
                                                                                         ------------     ------------

        Total liabilities and stockholders' equity                                       $  3,238,295     $  4,901,624
                                                                                         ============     ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

              Three and six months ended January 31, 2006 and 2005,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2006

                                   (Unaudited)

                                            Three Months Ended                 Six Months Ended           August 24, 1981
                                                January 31,                       January 31,                (Date of
                                                -----------                       -----------              Inception) to
                                           2006             2005             2006             2005       January 31, 2006
                                       ------------     ------------     ------------     ------------   ----------------
Revenue:
   Sales                               $         --     $         --     $         --     $         --     $    553,489
   Investment income                         24,053           33,704           56,048           62,882        1,626,869
   Other income                                  --               --               --               --           99,939
                                       ------------     ------------     ------------     ------------     ------------
Total revenue                                24,053           33,704           56,048           62,882        2,280,297
                                       ------------     ------------     ------------     ------------     ------------

Costs and expenses:
   Cost of sales                                 --               --               --               --          336,495
   Research and development               1,430,041        1,554,443        2,589,431        2,475,592       52,626,682
   General and administrative               879,914          422,406        1,469,724          868,003       27,107,312
   Interest:
       Related parties, net                      --               --               --               --        1,147,547
       Others                                    10           12,165               20           43,422        2,873,984
                                       ------------     ------------     ------------     ------------     ------------
Total costs and expenses                  2,309,965        1,989,014        4,059,175        3,387,017       84,092,020
                                       ------------     ------------     ------------     ------------     ------------

Loss before state tax benefit            (2,285,912)      (1,955,310)      (4,003,127)      (3,324,135)     (81,811,723)

State tax benefit                                --               --          317,382          287,975        2,619,542
                                       ------------     ------------     ------------     ------------     ------------

Net loss                               $ (2,285,912)    $ (1,955,310)    $ (3,685,745)    $ (3,036,160)    $(79,192,181)
                                       ============     ============     ============     ============     ============

Loss per basic and diluted common
   share                               $      (0.06)    $      (0.06)    $      (0.10)    $      (0.09)
                                       ============     ============     ============     ============

Weighted average number of shares
   outstanding                           36,734,042       35,211,954       36,663,531       34,936,198
                                       ============     ============     ============     ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2006 and 2005,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2006

                                   (Unaudited)

                                                                    Six Months Ended             August 24, 1981
                                                                       January 31,             (Date of Inception)
                                                                       -----------                     to
                                                                 2006               2005        January 31, 2006
                                                             ------------       ------------   -------------------
Cash flows from operating activities:
  Net loss                                                   $ (3,685,745)      $ (3,036,160)      $(79,192,181)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Gain on sale of marketable securities                             --                 --            (25,963)
     Depreciation and amortization                                 13,892             14,220          1,599,576
     Loss on disposal of property and equipment                        --                 --             18,926
     Issuance of common stock, stock options and
       warrants for services rendered                             644,330             13,500          7,361,343
     Amortization of debt discount                                     --             30,061            594,219
     Amortization of deferred compensation                             --                 --         11,442,000
     Amortization of organization costs                                --                 --              4,590
Changes in assets and liabilities:
     Decrease (increase) in other current assets                  116,900           (163,349)          (139,903)
     Increase in loan receivable-related party                     (4,764)            (4,797)           (70,055)
     Increase in interest payable-related party                        --                 --            744,539
     Increase in accounts payable                                 437,239            118,148          1,340,137
     Increase in accrued payroll and expenses,
       related parties                                                 --                 --          2,348,145
     Increase in accrued expenses                                 269,361            293,544          2,271,936
                                                             ------------       ------------       ------------
     Net cash used in operating activities                     (2,208,787)        (2,734,833)       (51,702,691)
                                                             ------------       ------------       ------------

Cash flows from investing activities:
     Purchase of marketable equity securities                          --                 --           (290,420)
     Purchase of short-term investments                                --         (1,978,189)        (1,978,189)
     Proceeds from sale of marketable equity securities                --                 --          2,294,572
     Purchase of property and equipment                            (8,503)           (41,153)        (1,521,405)
     Patent costs                                                      --                 --            (97,841)
                                                             ------------       ------------       ------------

Net cash used in investing activities                              (8,503)        (2,019,342)        (1,593,283)
                                                             ------------       ------------       ------------

                                                                     (continued)

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2006 and 2005
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2006

                                   (Unaudited)

                                                                               Six Months Ended            August 24, 1981
                                                                                  January 31,                 (Date of
                                                                                  -----------               Inception) to
                                                                             2006              2005        January 31, 2006
                                                                         ------------      ------------    ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                    $         --      $         --      $    874,500
  Payment of short-term borrowings                                                 --                --          (653,500)
  Increase in loans payable - related party, net                                   --                --         2,628,868
  Proceeds from bank debt and other long-term debt, net of
    costs                                                                          --                --         3,667,460
  Reduction of bank debt and long-term debt                                        --            (6,730)       (2,966,568)
  Proceeds from issuance of common stock, net                                      --                --        40,750,316
  Proceeds from exercise of stock options and warrants, net                   671,485           244,166        11,198,051
  Proceeds from issuance of convertible debentures, related party                  --                --           297,000
  Proceeds from issuance of convertible debentures, unrelated party                --                --           416,993
                                                                         ------------      ------------      ------------
        Net cash  provided by financing activities                            671,485           237,436        56,213,120
                                                                         ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                       (1,545,805)       (4,516,739)        2,917,146
Cash and cash equivalents at beginning of period                            4,462,951        10,147,694                --
                                                                         ------------      ------------      ------------
Cash and cash equivalents at end of period                               $  2,917,146      $  5,630,955      $  2,917,146
                                                                         ============      ============      ============
Supplemental disclosure of cash flow information - interest
    paid                                                                 $         20      $        305      $  1,714,038
                                                                         ============      ============      ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
    to officer                                                           $         --      $         --      $  2,725,000
                                                                         ============      ============      ============
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, related party                               $         --      $         --      $  3,242,000
                                                                         ============      ============      ============
  Conversion of short-term borrowings to common stock                    $         --      $         --      $    226,000
                                                                         ============      ============      ============
  Conversion of accrued interest, payroll and expenses by related
    parties to stock options                                             $         --      $         --      $  3,194,969
                                                                         ============      ============      ============
  Repurchase of stock options from related party                         $         --      $         --      $   (198,417)
                                                                         ============      ============      ============
  Conversion of accrued interest to stock options                        $         --      $         --      $    142,441
                                                                         ============      ============      ============
  Conversion of accounts payable to common stock                         $         --      $         --      $    506,725
                                                                         ============      ============      ============
  Conversion of notes payable, bank and accrued interest
    to long-term debt                                                    $         --      $         --      $  1,699,072
                                                                         ============      ============      ============
  Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
     accrued payroll and other, related party                            $         --      $         --      $  1,863,514
                                                                         ============      ============      ============
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, other                                       $         --      $    224,520      $  1,584,364
                                                                         ============      ============      ============
  Issuance of common stock for services rendered                         $         --      $         --      $      2,460
                                                                         ============      ============      ============
  Issuance of warrants with notes payable                                $         --      $         --      $    594,219
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 2006 and its results of operations and cash flows for the three and six month periods ended January 31, 2006 and 2005 and the period from August 24, 1981 (date of inception) to January 31, 2006. The results of operations for the three and six months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet as of July 31, 2005 presented herein has been derived from the audited financial statements included in the Form 10-K for the fiscal year ended July 31, 2005, filed with the Securities and Exchange Commission.

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

      The Company has reported net losses of approximately $6,462,000, $5,070,000 and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The loss from date of inception, August 24, 1981, to January 31, 2006 amounts to approximately $79,192,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or may not be available on acceptable terms. Through January 31, 2006, a significant portion of the Company's financing has been through the sale of its equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, the sale of tax benefits and research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. As of January 31, 2006, management believes that the Company's cash

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION, Continued

balance is sufficient to fund its operations through July 31, 2006, based on its expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations in the U.S. and Europe and other ongoing operations of the Company. However, to assure the Company's ability to continue its operations beyond this date, the Company continues to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but cannot be sure that it will be able to raise capital on favorable terms or at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or estimate the amount of capital it will receive, if any. If the Company is unable to raise additional funds in the future on acceptable terms, or at all, its operations will be severely curtailed and its business and financial condition will be adversely affected.

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company is in a loss position and the assumed exercise of stock options and warrants prior to January 31, 2006 would be anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 16,199,993 and 15,208,029 at January 31, 2006 and 2005, respectively.

3.    STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allowed an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option was granted (or at an appropriate subsequent measurement date) over the amount the employee had to pay to acquire the stock, if such amounts differed materially from the historical amounts. Prior to August 1, 2005, the Company had elected to continue to account for employee stock options using the intrinsic value method under APB 25. As the exercise price of all options granted under the stock option plans was equal to the market value of the underlying common stock on the grant date, no stock-based employee compensation cost had been recognized in the condensed statement of operations for the three and six months ended January 31, 2005.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS
123. The new standard requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the date of grant. The Company adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and unvested outstanding stock options at August 1, 2005 will be recognized as expense as services are rendered. The Company recorded $305,441 or $0.01 per basic and diluted common share and $514,026 or $.01 per basic and diluted common share of stock-based compensation expense for employees under SFAS 123R for the three and six month periods ended January 31, 2006, respectively. Had the Company accounted for its stock-based awards under the fair value method for the three and six months ended January 31, 2005 the impact to its financial statements would have been as follows:

                                                              Three Months      Six Months
                                                                 Ended            Ended
                                                               January 31,      January 31,
                                                               -----------      -----------
                                                                  2005             2005
                                                               -----------      -----------
Net loss applicable to common shares
    As reported                                                $(1,955,310)     $(3,036,160)
    Less total stock-based employee compensation expense
      determined under fair value method for all awards,
      net of related tax effects                                  (604,671)      (1,223,942)
                                                               -----------      -----------
    Pro forma                                                  $(2,559,981)     $(4,260,102)
                                                               ===========      ===========
Basic and diluted loss per common share
    As reported                                                $     (0.06)     $     (0.09)
    Pro forma                                                        (0.07)           (0.12)

      For options granted during the six months ended January 31, 2006, the weighted-average fair value at the grant date was $1.27 per option and the weighted average exercise price was $1.69 per option. The fair value of the stock options was estimated using the Black-Scholes options pricing model based on the following weighted-average assumptions:

                                                   Six Months Ended
                                                      January 31,
                                                      -----------
                                                   2006        2005
                                                   ----        ----

      Expected dividend yield                         0%          0%
      Risk-free interest rate                      4.47%       4.25%
      Expected stock price volatility             84.79%        100%
      Expected term until exercise (years)         5.86        8.67
      Forfeiture rate                             36.61%        N/A

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      The total intrinsic value of options exercised by employees during the six months ended January 31, 2006 was $120,894. As of January 31, 2006, there was approximately $2,319,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company's stock option plans, which is to be recognized over a weighted average period of 1.62 years.

      Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services. Such securities are recorded in expense and additional paid-in capital in stockholders' equity (deficiency) over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period.

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $166,106 at January 31, 2006 and $161,342 at July 31, 2005, are classified as a long-term asset in loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the six months ended January 31, 2006 and 2005, the Company earned 8% interest in the amount of approximately $4,800 on the unpaid principal balance.

5.    CAPITAL STOCK

      During the quarter ended October 31, 2005, the Company issued an aggregate of 132,082 shares of common stock upon the exercise of warrants and stock options by an unrelated party, an employee and an executive officer at per share exercise prices ranging from $0.54 to $0.85. The Company realized aggregate gross proceeds of $96,738 from these exercises.

      During the quarter ended January 31, 2006, the Company issued an aggregate of 436,778 shares of common stock upon the exercise of warrants and stock options by unrelated parties, employees and directors at per share exercise prices ranging from $0.26 to $1.50. The Company realized aggregate gross proceeds of $574,747 from these exercises.

      During the quarter ended January 31, 2006, the Company issued 25,000 ten-year stock options to a consultant as payment for services rendered. The options vested immediately and have an exercise price of $1.32 per share. The Company recorded a total of $23,166 of non-cash expense for these options.

      During the quarter ended January 31, 2006, the Company issued 50,000 five-year stock options to a consultant as payment for services to be rendered. These options vest over a one year period, 50% of which vested immediately and 12.5% will vest equally for the next four quarters following the grant date. The stock options have an exercise price of $2.04 per share. The fair value of these options

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

5.    CAPITAL STOCK, Continued

is being expensed over the service period using the provisions of EITF 96-18. During the six months ended January 31, 2006, the Company recorded under EITF 96-18, a total of $86,006 of non-cash expense for these options.

      During the six months ended January 31, 2006, the Company recorded under EITF 96-18, a total of $21,132 non-cash expense for options issued to consultants during the fiscal year ended July 31, 2005.

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), the Company had approximately $1,903,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $356,000. In December 2005, the Company received approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2006.

      For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), the Company had approximately $1,335,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $339,000. In December 2004, the Company received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2005.

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

7.    LITIGATION

      Shogen v. Global Aggressive Growth Fund, Ltd. et al.

      Kuslima Shogen, the Company's Chief Executive Officer and Chairman of the Board of Directors, filed this action on November 18, 2004, in the US District Court, District of New Jersey. The Company was not a party to this action. Several defendants, however, sought permission to name the Company and another defendant in a third-party complaint seeking payment from the Company of any sums which may be assessed against them as a result of Ms. Shogen's claims. On December 2, 2005, the Court denied that request. Accordingly, the Company continues not to be a party to this action.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

7.    LITIGATION, Continued

      Shogen v. Pisani et al.

      This action was commenced by Ms. Shogen in May 2005 in New Jersey Superior Court, Essex County. The Company was not a party to this action. Defendants filed counterclaims against Ms. Shogen, and in conjunction with those counterclaims named the Company as a third-party defendant, but they subsequently withdrew their claims against the Company. At this time, the Company continues not to be a party to this action.

8.    SUBSEQUENT EVENTS

      In February 2006, the Company issued an aggregate of 286,967 shares of common stock upon the exercise of warrants by unrelated parties at exercise prices ranging from $0.75 to $1.50 per share. The Company realized gross proceeds of $310,223 from these exercises.

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

      Since ONCONASE(R) has Fast Track Designation from the Food and Drug Administration, or FDA, for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial for the treatment of malignant mesothelioma yields favorable results.

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

      Almost all of our research and development expenses since our inception of $52,627,000 have gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2005, 2004 and 2003 our research and development expenses were $5,082,000, $3,353,000 and $1,700,000, respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which the full enrollment target of 316 patients has now been reached. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA in the U.S. and MAA in Europe and Australia) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. The timing of when we will be able to file for marketing registrations in the US, EU and Australia is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur.

      We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. As of January 31, 2006, we believe our cash balance is sufficient to fund our operations through July 31, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. To assure our ability to continue our operations beyond this date, we continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but we cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

Results of Operations

Three and six month periods ended January 31, 2006 and 2005

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and six month periods ended January 31, 2006 and 2005. For the three and six month periods ended January 31, 2006, our investment income was $24,000 and $56,000 compared to $34,000 and $63,000 for the same period last year, a decrease of $10,000 and $7,000, respectively. These decreases were due to lower balances of cash and cash equivalents.

      Research and Development. Research and development expense for the three months ended January 31, 2006 was $1,430,000 compared to $1,554,000 for the same period last year, a decrease of $124,000, or 8%. The decrease resulted from decreases in pre-clinical sponsored research and development expenses; patent expenses of approximately $91,000; near completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls, including the ONCONASE(R) stability program of approximately $79,000; and costs related to clinical trials of approximately $67,000. This decrease was offset by an increase in compensation expense of approximately $160,000 which is related to share-based compensation; non-cash expense related to stock options issued to consultants of approximately $41,000; and insurance expense of approximately $12,000. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R), which requires us to charge compensation expense for all employee stock options.

      Research and development expense for the six months ended January 31, 2006 was $2,589,000 compared to $2,476,000 for the same period last year, an increase of $113,000, or 5%. The increase was primarily due to compensation expense of approximately $291,000 of which approximately $261,000 is related to share-based compensation and non-cash expense related to stock options issued to consultants of approximately $44,000 and insurance expense of approximately $20,000. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). This increase was offset by a decreases in patent expenses of approximately $109,000; costs related to clinical trials of approximately $73,000; pre-clinical sponsored research and development expenses and expenses in connection with preparing our NDA for ONCONASE(R), including the completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls, including the ONCONASE(R) stability program of approximately $21,000.

      General and Administrative. General and administrative expense for the three months ended January 31, 2006 was $880,000 compared to $422,000 for the same period last year, an increase of $458,000, or 109%. This increase was primarily due to an increase in compensation expense of approximately $122,000 which is related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). The increase in general and administrative expense also resulted from legal fees of approximately $210,000; non-cash expense related to stock options issued to a consultant of approximately $86,000; board of directors fees of approximately $24,000 which is related to share-based compensation and Sarbanes-Oxley compliance and auditing fees of approximately $16,000.

      General and administrative expense for the six months ended January 31, 2006 was $1,470,000 compared to $868,000 for the same period last year, an increase of $602,000, or 69%. This increase was primarily due to increase in compensation expense of approximately $263,000 of which approximately $229,000 is related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). The increase in general and administrative expense also resulted from legal fees of approximately $221,000; non-cash expense related to stock options issued to a consultant of approximately $86,000; Sarbanes-Oxley compliance and auditing fees of approximately $68,000; board of directors fees of approximately $35,000 of which approximately $24,000 is related to share-based compensation; offset by decreases in Nasdaq membership fees of approximately $35,000; public relation related expenses of approximately $21,000 and insurance expense of approximately $15,000.

      Interest. Interest expense for the three and six months ended January 31, 2006 decreased by $12,000, or 100% and $43,000, or 100%, respectively; primarily due to the maturity and conversion of convertible notes payable into common stock during the last fiscal year ended July 31, 2005.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of our state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 of total available net operating loss carryforwards that were saleable, of which New
Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2006.

      For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of net operating loss carryforwards, which we recognized as a tax benefit for the six months ended January 31, 2005.

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

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2006 was $2,286,000 as compared to $1,955,000 for the same period last year, an increase of $331,000. The net loss for the six months ended January 31, 2006 was $3,686,000 as compared to $3,036,000 for the same period last year, an increase of $650,000. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2006, amounted to $79,192,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. During the six months ended January 31, 2006, we had a net decrease in cash and cash equivalents of $1,546,000, which resulted primarily from net cash used in operating activities of $2,209,000 and net cash used in investing activities of $8,000, offset by net cash receipts of $671,000 from warrant and stock option exercises. Total cash resources as of January 31, 2006 were $2,917,000 compared to $4,463,000 at July 31, 2005.

      Our current liabilities as of January 31, 2006 were $2,387,000 compared to $1,680,000 at July 31, 2005, an increase of $707,000. The increase was primarily due an increase in accounts payable of approximately $437,000 and accrued expenses of approximately $269,000. These increases were mainly for expenses related to clinical trials of approximately $466,000; pre-clinical studies of approximately $182,000; professional fees of approximately $33,000 and payroll accruals of approximately $25,000.

      Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or may not be available on acceptable terms. As of January 31, 2006, we believe our cash balance is sufficient to fund our operations through July 31, 2006, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, to assure our ability to continue our operations beyond this date, we continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

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

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2006, we are not involved in any unconsolidated VIE transactions.

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

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends SFAS Statement No. 123. The new standard requires the cost of all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on the date of grant. We adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and unvested outstanding stock options at August 1, 2005, will be recognized as services are rendered. The impact of the adoption of SFAS 123(R) on future period earnings cannot be determined at this time because it will depend on the level of share-based payments that may be granted in the future. Prior to August 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25.

Contractual Obligations and Commercial Commitments

      Our outstanding contractual obligations relate to our equipment operating lease. Since July 31, 2005, there has been no material change with respect to our contractual obligations as disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments" in our annual report on Form 10-K for the fiscal year ended July 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006, the end of the period covered by this report (the "evaluation date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

      There were no significant changes made in our internal controls over financial reporting during the three months ended January 31, 2006 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shogen v. Global Aggressive Growth Fund, Ltd. et al.

      Kuslima Shogen, our Chief Executive Officer and Chairman of the Board of Directors, filed this action on November 18, 2004, in the US District Court, District of New Jersey. This case relates to shares of Alfacell common stock Ms. Shogen had posted as collateral to secure a loan she had taken from certain of the defendants in this litigation. Ms. Shogen alleges that her shares were sold unlawfully in violation of the terms of the loan. Among other things, Ms. Shogen seeks damages of $9 million plus costs and attorneys' fees. Alfacell was not a party to this action. Several defendants, however, sought permission to name Alfacell and another defendant in a third-party complaint seeking payment from Alfacell of any sums which may be assessed against them as a result of Ms. Shogen's claims. On December 2, 2005, the Court denied that request. Accordingly, Alfacell continues not to be a party to this action.

Shogen v. Pisani et al.

      This action was commenced by Ms. Shogen in May 2005 in New Jersey Superior Court, Essex County. This lawsuit relates to a loan taken by Ms. Shogen from the defendants in this litigation that was secured by varying amounts of Ms. Shogen's Alfacell common stock. Ms. Shogen alleges, among other things, that the loan was usurious and therefore should be voided. Alfacell was not a party to this action. Defendants filed counterclaims against Ms. Shogen, and in conjunction with those counterclaims named Alfacell as a third-party defendant, but they subsequently withdrew their claims against Alfacell. At this time, the Company continues not to be a party to this action.

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

      We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock. We incurred a net loss of approximately $3,686,000 for the six months ended January 31, 2006 and net losses of approximately $6,462,000, $5,070,000 and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. We have continued to incur losses since July 31, 2005. We may never achieve revenue sufficient for us to attain profitability.

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

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) with the FDA in the United States, with the EMEA in Europe and with the TGA in Australia. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. As of January 31, 2006, we believe that our cash balance is sufficient to fund our operations through July 31, 2006, based on our expected level of expenditures. However, to assure our ability to continue our operations beyond this date, we continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but we cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be materially adversely affected.

We may be unable to sell certain state tax benefits in the future and if we are unable to do so, it would eliminate a source of financing that we have relied on in the past.

      At July 31, 2005, we had federal net operating loss carryforwards of approximately $52,823,000 that expire from 2006 to 2025 (approximately $8,675,000 expires in the years 2006 to 2010). We also had research and experimentation tax credit carryforwards of approximately $1,955,000 that expire from 2006 to 2025 (approximately $152,000 expires in the years 2006 to 2010). New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. The aggregate amount of tax benefits that New Jersey allows corporations to sell each state fiscal year (July 1st through June 30th) is determined annually and if New Jersey reduces such aggregate amount in any fiscal year we may be unable to sell some or all of our available tax benefits as we have in the past. In addition, there is a limited market for these types of sales and we may not be able to find someone to purchase our tax benefits for a reasonable price. Our historical results of operations and our cash flows have been improved by our sale of tax benefits and if we continue to generate a limited amount of revenue and are unable in the future to sell our tax benefits, our results of operations and our cash flows will be negatively impacted.

      For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 total available tax benefits that were saleable, of which New Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of tax benefits, which we recognized as tax benefits for the six months ended January 31, 2006. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of tax benefits, which we recognized as a tax benefit for the six months ended January 31, 2006.

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

We cannot predict how long it will take us nor how much it will cost us to complete part two of our Phase III trial because it is a survival study.

      We currently have ongoing a two-part Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the clinical trial has been completed and the second confirmatory part for which the full enrollment target of 316 patients has now been reached is still ongoing. The primary endpoint of the Phase III clinical trial is survival, which tracks the length of time patients enrolled in the study live. According to the protocol, a sufficient number of patient deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. Since it is impossible to predict with certainty when these patient deaths in the Phase III trial will occur, we do not have the capability of reasonably determining when a sufficient number of deaths will occur, nor when we will be able to file for marketing registrations with the FDA, EMEA and TGA.

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

      We do not have the required manufacturing facilities to manufacture our products. We presently rely on third parties to perform certain of the manufacturing processes for the production of ONCONASE(R) for use in clinical trials. Currently, we contract with Scientific Protein Laboratories, LLC for the manufacturing of ranpirnase (protein drug substance) from the oocytes, or the unfertilized eggs, of the Rana pipiens frog, which is found in the Northwest United States and is commonly called the leopard frog. We contract with Ben Venue Corporation for the manufacturing of ONCONASE(R) and with Cardinal Health and Apptuit for the labeling, storage and shipping of ONCONASE(R) for clinical trial use. We utilize the services of these third party manufacturers solely on an as needed basis with terms and prices customary for our industry.

      We use FDA GMP licensed manufacturers for ranpirnase and ONCONASE(R). We have identified substantial alternative service providers for the manufacturing services for which we may contract. In order to replace an existing service provider we must amend our IND to notify the FDA of the new manufacturer.
Although the FDA generally will not suspend or delay a clinical trial as a result of replacing an existing manufacturer, the FDA has the authority to suspend or delay a clinical trial if, among other grounds, human subjects are or would be exposed to an unreasonable and significant risk of illness or injury as a result of the replacement manufacturer.

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

      We currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA or non US approval, we expect to rely on established third party strategic partners to perform these functions. For example, if we are successful in our Phase III clinical trials with ONCONASE(R), and are granted marketing approval for the commercialization of ONCONASE(R), we will be unable to introduce the product to market without establishing a marketing collaboration with a partner with marketing and distribution capabilities. To date, we have not entered into any marketing or licensing agreements for ONCONASE(R). We cannot assure you we will be able to establish or maintain relationships with one or more biopharmaceutical or other marketing companies with existing distribution systems and direct sales forces to market any or all of our product candidates, on acceptable terms, if at all. Further, it is likely that we will have limited or no control over the manner in which our product candidates are marketed or the resources devoted to such marketing efforts.

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

      From April 1999, when we were delisted from Nasdaq, until September 9, 2004, when we were relisted on the Nasdaq SmallCap Market, there was no established trading market for our common stock. During that time, our common stock was quoted on the OTC Bulletin Board and was thinly traded. There is no assurance that we will be able to comply with all of the listing requirements necessary to remain listed on the Nasdaq SmallCap Market. In addition, our stock remains thinly traded and you may be unable to sell our common stock during times when the trading market is limited.

The price of our common stock has been, and may continue to be, volatile.

      The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by Nasdaq and the OTC Bulletin Board has fluctuated from a low of $0.39 to a high of $10.07. The market price of our common stock could be impacted by a variety of factors, including:

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 37,103,095 shares of common stock outstanding as of January 31, 2006. The following securities that may be exercised into shares of our common stock were issued and outstanding as of January 31, 2006:

      o Options. Stock options to purchase 4,073,400 shares of our common stock at a weighted average exercise price of approximately $3.13 per share.

      o Warrants. Warrants to purchase 12,126,593 shares of our common stock at a weighted average exercise price of approximately $2.33 per share.

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

      During the quarter ended January 31, 2006, we issued an aggregate total of 337,778 shares of common stock upon the exercise of warrants at an exercise price of $1.50 per share by an unrelated party, which resulted in gross proceeds of $506,667 to us. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   An annual meeting of stockholders was held on January 19, 2006.

      (b) All of our current directors, Kuslima Shogen, John P. Brancaccio, Stephen K. Carter, Donald R. Conklin, James J. Loughlin, David Sidransky and Paul M. Weiss, were elected at the annual meeting.

      (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

            (i)   For the election of directors

     --------------------------------------------------------------------------------------------------
                                Number of Shares of      Number of Shares of Common    Number of Broker
              Director         Common Stock Voted For          Stock Withheld             Non-Votes
     --------------------------------------------------------------------------------------------------
     Kuslima Shogen                  30,126,920                   484,709                     0
     --------------------------------------------------------------------------------------------------
     John P. Brancaccio              30,443,046                   168,583                     0
     --------------------------------------------------------------------------------------------------
     Stephen K. Carter               30,524,266                    87,363                     0
     --------------------------------------------------------------------------------------------------
     Donald R. Conklin               30,437,866                   173,763                     0
     --------------------------------------------------------------------------------------------------
     James J. Loughlin               30,527,766                    83,863                     0
     --------------------------------------------------------------------------------------------------
     David Sidransky                 30,498,276                   113,353                     0
     --------------------------------------------------------------------------------------------------
     Paul M. Weiss                   30,336,516                   275,113                     0
     --------------------------------------------------------------------------------------------------

            (ii) Proposal to ratify the appointment of J.H. Cohn LLP as Alfacell's independent registered public accounting firm for the year ending July 31, 2006.

     -------------------------------------------------------------------------------------------------------------
     Number of Shares of Common       Number of Shares of         Number of Shares of Common      Number of Broker
           Stock Voted For         Common Stock Voted Against     which Abstained from Voting         Non-Votes
     -------------------------------------------------------------------------------------------------------------
             30,386,781                      62,720                         162,128                       0
     -------------------------------------------------------------------------------------------------------------

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

                                                                                      Exhibit No. or
Exhibit                                                                              Incorporation by
  No.                                  Item Title                                       Reference
  ---                                  ----------                                       ---------
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

                                              ALFACELL CORPORATION
                                                  (Registrant)

March 13, 2006                                /s/ Robert D. Love
                                              ------------------
                                              Robert D. Love
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)