Form 10-Q
period 2006-04-30
ALFACELL CORP
filed 2006-06-09
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to ____________________

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

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer |_|  Accelerated Filer |X|  Non-accelerated Filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares of common stock, $.001 par value, outstanding as of June 7, 2006 was 37,627,989 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                        April 30, 2006 and July 31, 2005

                                                                                            April 30,           July 31,
                                                                                               2006               2005
                                             ASSETS                                        (Unaudited)        (See Note 1)
                                                                                           -----------        ------------
Current assets:
    Cash and cash equivalents                                                             $  2,323,419       $  4,462,951
    Other current assets                                                                        46,493            196,936
                                                                                          ------------       ------------

         Total current assets                                                                2,369,912          4,659,887

Property and equipment, net                                                                     73,741             80,395

Loan receivable, related party                                                                 168,488            161,342
                                                                                          ------------       ------------

         Total assets                                                                     $  2,612,141       $  4,901,624
                                                                                          ============       ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $    467,164       $    396,263
    Accrued expenses                                                                         1,619,562          1,283,691
                                                                                          ------------       ------------

         Total liabilities                                                                   2,086,726          1,679,954
                                                                                          ------------       ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value;
       Authorized and unissued, 1,000,000 shares at April 30, 2006 and July 31, 2005                --                 --
    Common stock, $.001 par value;
       Authorized 100,000,000 shares at April 30, 2006 and July 31, 2005;
       Issued and outstanding, 37,453,062 shares at April 30, 2006 and 36,534,235
         shares at July 31, 2005                                                                37,453             36,534
    Capital in excess of par value                                                          80,717,869         78,691,572
    Common stock to be issued, 174,927 shares                                                  600,000                 --
    Deficit accumulated during development stage                                           (80,829,907)       (75,506,436)
                                                                                          ------------       ------------

         Total stockholders' equity                                                            525,415          3,221,670
                                                                                          ------------       ------------

         Total liabilities and stockholders' equity                                       $  2,612,141       $  4,901,624
                                                                                          ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

               Three and nine months ended April 30, 2006 and 2005
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2006

                                   (Unaudited)

                                            Three Months Ended                      Nine Months Ended            August 24, 1981
                                                 April 30,                              April 30,                    (Date of
                                                 ---------                              ---------                 Inception) to
                                           2006               2005               2006               2005         April 30, 2006
                                           ----               ----               ----               ----         --------------
Revenue:
     Sales                             $         --       $         --       $         --       $         --       $    553,489
     Investment income                       20,128             41,033             76,176            103,915          1,646,997
     Other income                                --              9,836                 --              9,836             99,939
                                       ------------       ------------       ------------       ------------       ------------
Total revenue                                20,128             50,869             76,176            113,751          2,300,425
                                       ------------       ------------       ------------       ------------       ------------

Costs and expenses:
     Cost of sales                               --                 --                 --                 --            336,495
     Research and development             1,101,450          1,385,753          3,690,881          3,861,345         53,728,132
     General and administrative             556,312            331,716          2,026,036          1,199,719         27,663,624
     Interest:
         Related parties, net                    --                 --                 --                 --          1,147,547
         Others                                  92              7,961                112             51,383          2,874,076
                                       ------------       ------------       ------------       ------------       ------------
Total costs and expenses                  1,657,854          1,725,430          5,717,029          5,112,447         85,749,874
                                       ------------       ------------       ------------       ------------       ------------

Loss before state tax benefit            (1,637,726)        (1,674,561)        (5,640,853)        (4,998,696)       (83,449,449)

State tax benefit                                --                 --            317,382            287,975          2,619,542
                                       ------------       ------------       ------------       ------------       ------------

Net loss                               $ (1,637,726)      $ (1,674,561)      $ (5,323,471)      $ (4,710,721)      $(80,829,907)
                                       ============       ============       ============       ============       ============

Loss per basic and diluted common
     share                             $      (0.04)      $      (0.05)      $      (0.14)      $      (0.13)
                                       ============       ============       ============       ============

Weighted average number of shares
     outstanding                         37,382,365         35,246,456         36,899,644         35,037,344
                                       ============       ============       ============       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                    Nine months ended April 30, 2006 and 2005
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2006

                                   (Unaudited)

                                                                     Nine Months Ended           August 24, 1981
                                                                         April 30,             (Date of Inception)
                                                                         ---------                      to
                                                                   2006              2005        April 30, 2006
                                                                   ----              ----        --------------
Cash flows from operating activities:
  Net loss                                                     $(5,323,471)      $(4,710,721)      $(80,829,907)
  Adjustments to reconcile net loss to
         net cash used in operating activities:
       Gain on sale of marketable securities                            --                --            (25,963)
       Depreciation and amortization                                21,586            22,319          1,607,269
       Loss on disposal of property and equipment                       --                --             18,926
       Issuance of common stock, stock options and
         warrants for services rendered                            959,707            13,500          7,676,721
       Amortization of debt discount                                    --            34,120            594,219
       Amortization of deferred compensation                            --                --         11,442,000
       Amortization of organization costs                               --                --              4,590
Changes in assets and liabilities:
       Decrease (increase) in other current assets                 150,443          (137,351)          (106,360)
       Increase in loan receivable-related party                    (7,146)           (7,179)           (72,437)
       Increase in interest payable-related party                       --                --            744,539
       Increase (decrease) in accounts payable                      70,901          (111,583)           973,799
       Increase in accrued payroll and expenses,
         related parties                                                --                --          2,348,145
     Increase in accrued expenses                                  335,871           427,705          2,338,446
                                                               -----------       -----------       ------------
       Net cash used in operating activities                    (3,792,109)       (4,469,190)       (53,286,013)
                                                               -----------       -----------       ------------

Cash flows from investing activities:
       Purchase of marketable equity securities                         --                --           (290,420)
       Purchase of short-term investments                               --        (1,993,644)        (1,993,644)
       Proceeds from sale of marketable equity securities               --                --          2,310,027
       Purchase of property and equipment                          (14,931)          (43,086)        (1,527,833)
       Patent costs                                                     --                --            (97,841)
                                                               -----------       -----------       ------------

Net cash used in investing activities                              (14,931)       (2,036,730)        (1,599,711)
                                                               -----------       -----------       ------------

                                                                     (continued)

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                    Nine months ended April 30, 2006 and 2005
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2006

                                   (Unaudited)

                                                                              Nine Months Ended         August 24, 1981
                                                                                  April 30,                 (Date of
                                                                                  ---------              Inception) to
                                                                            2006              2005       April 30, 2006
                                                                            ----              ----       --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                    $        --      $        --      $    874,500
  Payment of short-term borrowings                                                --               --          (653,500)
  Increase in loans payable - related party, net                                  --               --         2,628,868
  Proceeds from bank debt and other long-term debt, net of
    costs                                                                         --               --         3,667,460
  Reduction of bank debt and long-term debt                                       --           (6,730)       (2,966,568)
  Proceeds from issuance of common stock, net                                     --               --        40,750,316
  Proceeds from exercise of stock options and warrants, net                1,067,508          261,715        11,594,074
   Proceeds from common stock to be issued                                   600,000               --           600,000
   Proceeds from issuance of convertible debentures, related party                --               --           297,000
  Proceeds from issuance of convertible debentures, unrelated party               --               --           416,993
                                                                         -----------      -----------      ------------
         Net cash provided by financing activities                         1,667,508          254,985        57,209,143
                                                                         -----------      -----------      ------------
Net increase (decrease) in cash and cash equivalents                      (2,139,532)      (6,250,935)        2,323,419

Cash and cash equivalents at beginning of period                           4,462,951       10,147,694                --
                                                                         -----------      -----------      ------------
Cash and cash equivalents at end of period                               $ 2,323,419      $ 3,896,759      $  2,323,419
                                                                         ===========      ===========      ============
Supplemental disclosure of cash flow information - interest
  paid                                                                   $       112      $       305      $  1,714,103
                                                                         ===========      ===========      ============
Noncash financing activities:
  Issuance of convertible subordinated debenture for loan payable
    to officer                                                           $        --      $        --      $  2,725,000
                                                                         ===========      ===========      ============
  Issuance of common stock upon the conversion of convertible
    subordinated debentures, related party                               $        --      $        --      $  3,242,000
                                                                         ===========      ===========      ============
  Conversion of short-term borrowings to common stock                    $        --      $        --      $    226,000
                                                                         ===========      ===========      ============
  Conversion of accrued interest, payroll and expenses by related
    parties to stock options                                             $        --      $        --      $  3,194,969
                                                                         ===========      ===========      ============
  Repurchase of stock options from related party                         $        --      $        --      $   (198,417)
                                                                         ===========      ===========      ============
  Conversion of accrued interest to stock options                        $        --      $        --      $    142,441
                                                                         ===========      ===========      ============
  Conversion of accounts payable to common stock                         $        --      $        --      $    506,725
                                                                         ===========      ===========      ============
  Conversion of notes payable, bank and accrued interest
    to long-term debt                                                    $        --      $        --      $  1,699,072
                                                                         ===========      ===========      ============
  Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term
    accrued payroll and other, related party                             $        --      $        --      $  1,863,514
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                    Nine months ended April 30, 2006 and 2005
                       and the Period from August 24, 1981
                      (Date of Inception) to April 30, 2006

                                   (Unaudited)

                                                                       Nine Months Ended
                                                                           April 30,                   (Date of
                                                                           ---------                Inception) to
                                                                     2006              2005         April 30, 2006
                                                                     ----              ----         --------------
Issuance of common stock upon the conversion of convertible
   subordinated debentures, other                                $         --      $    224,520      $  1,584,364
                                                                 ============      ============      ============
Issuance of common stock for services rendered                   $         --      $         --      $      2,460
                                                                 ============      ============      ============
Issuance of warrants with notes payable                          $         --      $         --      $    594,219
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2006 and its results of operations and cash flows for the three and nine month periods ended April 30, 2006 and 2005 and the period from August 24, 1981 (date of inception) to April 30, 2006. The results of operations for the three and nine months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet as of July 31, 2005 presented herein has been derived from the audited financial statements included in the Form 10-K for the fiscal year ended July 31, 2005, filed with the Securities and Exchange Commission.

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

      The Company has reported net losses of approximately $5,323,000 for the nine months ended April 30, 2006 and $6,462,000, $5,070,000 and $2,411,000 for
the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The loss from date of inception, August 24, 1981, to April 30, 2006 amounts to approximately $80,830,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or may not be available on acceptable terms. Through April 30, 2006, a significant portion of the Company's financing has been through the sale of its equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, the Company has raised capital through debt financings, the sale of tax benefits and research products, interest income and financing received from its Chief Executive Officer. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations from the sources of capital previously described. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. As of April 30, 2006, management believes that the Company's cash balance is sufficient to fund its operations through July 31, 2006, based on its expected level of expenditures in relation to activities in

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION, Continued

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

2.    EARNINGS (LOSS) PER COMMON SHARE

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company had losses in each period presented and the assumed exercise of stock options and warrants outstanding as of April 30, 2006 and 2005 would be anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 15,858,026 and 15,183,029 at April 30, 2006 and 2005, respectively.

3.    STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provides for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allowed an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option was granted (or at an appropriate subsequent measurement date) over the amount the employee had to pay to acquire the stock, if such amounts differed materially from the historical amounts. Prior to August 1, 2005, the Company had elected to continue to account for employee stock options using the intrinsic value method under APB 25. As the exercise price of all options granted under the stock option plans was equal to the market value of the underlying common stock on the grant date, no stock-based employee compensation cost had been recognized in the condensed statement of operations for the three and nine months ended April 30, 2005.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS
123. The new standard requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the date of grant. The Company adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 will be recognized as expense as services are rendered. The Company recorded $276,362 or $0.01 per basic and diluted common share and $790,388 or $.02 per basic and diluted common share of stock-based compensation expense for employees under SFAS 123R for the three and nine month periods ended April 30, 2006, respectively. Had the Company accounted for its stock-based awards under the fair value method for the three and nine months ended April 30, 2005 the proforma impact to its financial statements would have been as follows:

                                                                       Three Months      Nine Months
                                                                           Ended            Ended
                                                                      April 30, 2005    April 30, 2005
                                                                      --------------    --------------
Net loss applicable to common shares
       As reported                                                     $(1,674,561)      $(4,710,721)

       Less total stock-based employee compensation expense
        determined under fair value method for all awards, net of
        related tax effects                                               (632,419)       (1,856,361)
                                                                       -----------       -----------
       Pro forma                                                       $(2,306,980)      $(6,567,082)
                                                                       ===========       ===========
Basic and diluted loss per common share
       As reported                                                     $     (0.05)      $     (0.13)
       Pro forma                                                             (0.07)            (0.19)

      For options granted to employees during the nine months ended April 30, 2006, the weighted-average fair value at the grant date was $1.27 per option and the weighted average exercise price was $1.69 per option. The fair value of the stock options was estimated using the Black-Scholes options pricing model based on the following weighted-average assumptions:

                                                          Nine Months Ended
                                                              April 30,
                                                              ---------
                                                      2006                2005
                                                      ----                ----
         Expected dividend yield                       0%                  0%
         Risk-free interest rate                      4.47%               4.25%
         Expected stock price volatility             84.79%              99.44%
         Expected term until exercise (years)         5.86                 9.2
         Forfeiture rate                             36.61%                N/A

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

3.    STOCK-BASED COMPENSATION, Continued

      The following table summarizes the stock option activity for the period August 1, 2005 to April 30, 2006:

                                                                 Weighted
                                          Stock Options      Average Exercise
                                           Outstanding       Price Per Share
      Balance August 1, 2005                 3,497,845            $3.35
           Granted                             745,000             1.76
           Exercised                          (172,445)            0.92
           Expired/Cancelled                   (44,000)            4.59
                                             ---------
      Balance April 30, 2006                 4,026,400             3.14
                                             =========
      Exercisable as of April 30, 2006       2,337,700             3.10
                                             =========

      The total intrinsic value of options exercised by employees during the nine months ended April 30, 2006 was $120,894. As of April 30, 2006, there was approximately $2,041,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company's stock option plans, which is to be recognized over a weighted average period of 1.37 years.

      Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services. The fair value of such securities is recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period.

4.    LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's CEO totaling $168,488 at April 30, 2006 and $161,342 at July 31, 2005, are classified as a long-term asset in loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the nine month periods ended April 30, 2006 and 2005, the Company earned 8% interest in the amount of approximately $7,100 on the unpaid principal balance.

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

      During the quarter ended January 31, 2006, the Company issued 50,000 five-year stock options to a consultant as payment for services to be rendered. These options vest over a one year period, 50% of which vested immediately and 12.5% will vest equally for the next four quarters following the grant date. The stock options have an exercise price of $2.04 per share. The fair value of these options is being expensed over the service period using the provisions of EITF 96-18. During the nine months ended April 30, 2006, the Company recorded under EITF 96-18, a total of $63,204 of non-cash expense for these options.

      During the quarter ended April 30, 2006, the Company issued 25,000 ten-year stock options to a consultant as payment for services to be rendered. The options vested immediately and have an exercise price of $3.37 per share. The Company recorded a total of $58,387 of non-cash expense for these options.

      During the quarter ended April 30, 2006, the Company issued an aggregate of 349,967 shares of common stock upon the exercise of warrants and stock options by unrelated parties, consultants and a director at per share exercise prices ranging from $0.75 to $3.46. The Company realized aggregate gross proceeds of $396,023 from these exercises.

      During the quarter ended April 30, 2006, the Company received proceeds of $600,000 in anticipation of a subscription to purchase 174,927 shares of common stock at a price of $3.43 per share, which the Company has accounted for as common stock to be issued at April 30, 2006. The Company and the investor reached a definitive agreement on the sale of the common stock on May 1, 2006 and the common stock was subsequently issued in May 2006.

      During the nine months ended April 30, 2006, the Company recorded under EITF 96-18, a total of $24,562 of non-cash expense for options issued to consultants during the fiscal year ended July 31, 2005.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

6.    SALE OF NET OPERATING LOSS CARRYFORWARDS

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), the Company had approximately $1,903,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $356,000. In December 2005, the Company received approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which was recognized as a tax benefit for the nine months ended April 30, 2006.

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

      We received an Orphan Drug Designation for ONCONASE(R) for malignant mesothelioma in Australia from the Therapeutics Goods Administration, or TGA. This designation in Australia entitles us to five years of marketing exclusivity, a 100% waiver of filing fees and regulatory guidance from the TGA.

      Almost all of our research and development expenses since our inception of $53,728,000 have gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2005, 2004 and 2003 our research and development expenses were $5,082,000, $3,353,000 and $1,700,000, respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized Phase III trial. The first part of the trial has been completed and the second confirmatory part of the trial is ongoing for which we have exceeded the full enrollment target of 316 patients. The primary endpoint of the trial is survival, and as such, a sufficient number of deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. The first interim analysis results based on the 105 events (deaths) showed a two-month survival advantage of ONCONASE(R) + doxorubicin (12 months) vs. doxorubicin (10 months). These results were consistent with the results from the first part of the trial and were the basis for our decision to continue the trial. If the results of the clinical trials are positive, we expect to file for marketing registrations (NDA in the U.S. and MAA in Europe and Australia) for ONCONASE(R) within six months of completion of the statistical analyses. However, at this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. The timing of when we will be able to file for marketing registrations in the US, EU and Australia is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur.

      We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. As of April 30, 2006, we believe our cash balance is sufficient to fund our operations through July 31, 2006 based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. To assure our ability to continue our operations beyond this date, we continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but we cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

Results of Operations

Three and nine month periods ended April 30, 2006 and 2005

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and nine month periods ended April 30, 2006 and 2005. For the three and nine month periods ended April 30, 2006, our investment income was $20,000 and $76,000 compared to $41,000 and $104,000 for the same period last year, a decrease of $21,000 and $28,000, respectively. These decreases were due to lower balances of cash and cash equivalents.

      Research and Development. Research and development expense for the three months ended April 30, 2006 was $1,101,000 compared to $1,386,000 for the same period last year, a decrease of $285,000, or 21%. The decrease resulted from the completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls of approximately $348,000; reduction in costs related to clinical trials of approximately $52,000; decrease in patent expenses of approximately $39,000; and decrease in pre-clinical sponsored research and development expenses of approximately $7,000. These decreases were offset by an increase in compensation expense of approximately $99,000 which is primarily related to share-based compensation; and non-cash expense related to stock options issued to consultants of approximately $62,000. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R), which requires us to charge compensation expense for all employee stock options.

      Research and development expense for the nine months ended April 30, 2006 was $3,691,000 compared to $3,861,000 for the same period last year, a decrease of $170,000, or 4%. The decrease resulted from the completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls of approximately $367,000; decrease in patent expenses of approximately $148,000; reduction in costs related to clinical trials of approximately $105,000; and decrease in pre-clinical sponsored research and development expenses of approximately $46,000. These decreases were offset by an increase in compensation expense of approximately $390,000 which is primarily related to share-based compensation; and non-cash expense related to stock options issued to consultants of approximately $106,000. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R), which requires us to charge compensation expense for all employee stock options.

      General and Administrative. General and administrative expense for the three months ended April 30, 2006 was $556,000 compared to $332,000 for the same period last year, an increase of $224,000, or 67%. This increase was primarily due to an increase in compensation expense of approximately $135,000 which is primarily related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). The increase in general and administrative expense also resulted from legal fees of approximately $68,000; consultant and board of directors fees of approximately $31,000; and non-cash share-based compensation expense related to stock options issued to a consultant and board members of approximately $11,000; offset by decreases in investor relations activities of approximately $11,000; Sarbanes-Oxley compliance and auditing fees of approximately $5,000; and insurance expense of approximately $5,000.

      General and administrative expense for the nine months ended April 30, 2006 was $2,026,000 compared to $1,200,000 for the same period last year, an increase of $826,000, or 69%. This increase was primarily due to an increase in compensation expense of approximately $398,000 which is primarily related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). The increase in general and administrative expense also resulted from legal fees of approximately $289,000; non-cash share-based compensation expense related to stock options issued to a consultant and board members of approximately $106,000; Sarbanes-Oxley compliance and auditing fees of approximately $64,000; and consultant and board of directors fees of approximately $46,000; offset by a decreases in Nasdaq re-listing fees of approximately $40,000; and insurance expense of approximately $20,000; and investor relations activities of approximately $17,000.

      Interest. Interest expense for the three and nine months ended April 30, 2006 decreased by $8,000, or 100% and $51,000, or 100%, respectively; primarily due to the maturity and conversion of convertible notes payable into common stock during the last fiscal year ended July 31, 2005.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of our state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 of total available net operating loss carryforwards that were saleable, of which New
Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which was recognized as a tax benefit for the nine months ended April 30, 2006.

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

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended April 30, 2006 was $1,638,000 as compared to $1,675,000 for the same period last year, a decrease of $37,000. The net loss for the nine months ended April 30, 2006 was $5,323,000 as compared to $4,711,000 for the same period last year, an increase of $612,000. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2006, amounted to $80,830,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenue from operations to offset the development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception through the sale of our equity securities and convertible debentures in registered offerings and private placements and the exercise of stock options and warrants. Additionally, we have raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. During the nine months ended April 30, 2006, we had a net decrease in cash and cash equivalents of $2,140,000, which resulted primarily from net cash used in operating activities of $3,792,000 and net cash used in investing activities of $15,000, offset by net cash receipts of $1,667,000 from common stock subscribed and warrant and stock option exercises. Total cash resources as of April 30, 2006 were $2,323,000 compared to $4,463,000 at July 31, 2005.

      Our current liabilities as of April 30, 2006 were $2,087,000 compared to $1,680,000 at July 31, 2005, an increase of $407,000. The increase was primarily due an increase in accounts payable of approximately $71,000 and accrued expenses of approximately $336,000. These increases were mainly for expenses related to pre-clinical studies of approximately $234,000 and clinical trials of approximately $201,000; offset by decreases in professional fees of approximately $14,000 and payroll accruals of approximately $14,000.

      Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of our proprietary RNase technology and our ability to realize revenues from our technology and our drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as we need them or may not be available on acceptable terms. As of April 30, 2006, we believe our cash balance is sufficient to fund our operations through July 31, 2006, based on our expected level of expenditures in relation to activities in preparing ONCONASE(R) for marketing registrations and other ongoing operations of the Company. However, to assure our ability to continue our operations beyond this date, we continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards, but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be adversely affected.

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

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities, or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2006, we are not involved in any unconsolidated VIE transactions.

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

Contractual Obligations and Commercial Commitments

      Our outstanding contractual obligations relate to our equipment operating leases. During the quarter ended April 30, 2006, we entered into an equipment operating lease, which obligates us to pay approximately $630.00 per month over the next forty-eight months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 4. Controls And Procedures

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006, the end of the period covered by this report (the "evaluation date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

      There were no changes made in our internal controls over financial reporting during the three months ended April 30, 2006 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

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

      There are no material changes in the risk factors described below since our most recent 10-K.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

      We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock. We incurred a net loss of approximately $5,323,000 for the nine months ended April 30, 2006 and net losses of approximately $6,462,000, $5,070,000 and $2,411,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. We have continued to incur losses since July 31, 2005. We may never achieve revenue sufficient for us to attain profitability.

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

      o     Misuse of our products and unfavorable  publicity that could result;
            and

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

      We need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) with the FDA in the United States, with the EMEA in Europe and with the TGA in Australia. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed, we will need additional financing to continue operations. As of April 30, 2006, we believe that our cash balance is sufficient to fund our operations through July 31, 2006, based on our expected level of expenditures. However, to assure our ability to continue our operations beyond this date, we continue to seek additional financing through equity or debt financings and the sale of net operating loss carryforwards but we cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are unable to raise sufficient capital, our operations will be severely curtailed and our business and financial condition will be materially adversely affected.

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

      For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 total available tax benefits that were saleable, of which New Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of tax benefits, which we recognized as tax benefits for the nine months ended April 30, 2006. For the state fiscal year 2005 (July 1, 2004 to June 30, 2005), we had approximately $1,335,000 total available tax benefits that were saleable; of which New Jersey permitted us to sell approximately $339,000. In December 2004, we received approximately $288,000 from the sale of the $339,000 of tax benefits, which we recognized as a tax benefit for the nine months ended April 30, 2006.

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

      We currently have ongoing a two-part Phase III trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the clinical trial has been completed and the second confirmatory part is still ongoing for which we have exceeded the full enrollment target of 316 patients. The first interim analysis results based on the 105 events (deaths) showed a two-month survival advantage of ONCONASE(R) + doxorubicin (12 months) vs. doxorubicin (10 months). These results were consistent with the results from the first part of the trial and were the basis for our decision to continue the trial. The primary endpoint of the Phase III clinical trial is survival, which tracks the length of time patients enrolled in the study live. According to the protocol, a sufficient number of patient deaths must occur in order to perform the required statistical analyses to determine the efficacy of ONCONASE(R) in patients with unresectable (inoperable) malignant mesothelioma. Since it is impossible to predict with certainty when these patient deaths in the Phase III trial will occur, we do not have the capability of reasonably determining when a sufficient number of deaths will occur, nor when we will be able to file for marketing registrations with the FDA, EMEA and TGA.

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

      We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016 and three Japanese patents with expiration dates ranging from 2010 to 2016. We also own patent applications that are pending in the United States, Europe and Japan. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation regarding patent issues.

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

      The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by Nasdaq and the OTC Bulletin Board has fluctuated from a low of $0.50 to a high of $10.07. The market price of our common stock could be impacted by a variety of factors, including:

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 37,453,062 shares of common stock outstanding as of April 30, 2006. The following securities that may be exercised into shares of our common stock were issued and outstanding as of April 30, 2006:

      o Options. Stock options to purchase 4,026,400 shares of our common stock at a weighted average exercise price of approximately $3.14 per share.

      o Warrants. Warrants to purchase 11,831,626 shares of our common stock at a weighted average exercise price of approximately $2.36 per share.

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

      During the quarter ended April 30, 2006, we issued an aggregate total of 294,967 shares of common stock upon the exercise of warrants by unrelated parties at exercise prices ranging from $0.75 to $1.50 per share, which resulted in gross proceeds of $316,223 to us. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement.

Item 5. Other Information

      Item 8.01 Other Events.

      On February 27, 2006, we announced that the full enrollment target of 316 patients has been reached for the international, confirmatory Phase IIIb registration trial evaluating ONCONASE(R) (ranpirnase), our lead investigational drug candidate, as a treatment for unresectable malignant mesothelioma.

      On April 27, 2006, we announced that 210 events (deaths) have been reached in our confirmatory Phase IIIb registration trial evaluating ONCONASE(R) (ranpirnase, our lead investigational drug candidate, as a treatment for unresectable malignant mesothelioma (UMM). This number of events represents two-thirds of the required events for the study. We have the option to conduct a second interim analysis of the data at any point after 210 events (of the 316 total events planned). We also announced that the first interim analysis results based on 105 events (deaths) showed a two month survival advantage of ONCONASE(R) + doxorubicin (12 months) vs. doxorubicin (10 months). These results were consistent with the results from the first part of the trial and were the basis for our decision to continue the trial.

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

                                          ALFACELL CORPORATION
                                          --------------------
                                                (Registrant)


June 9, 2006                              /s/ Robert D. Love
                                          ------------------
                                          Robert D. Love
                                          Chief Financial Officer (Principal
                                          Financial Officer and Chief Accounting
                                          Officer)