Form 10-K
period 2006-07-31
ALFACELL CORP
filed 2006-10-16
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


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

                  225 Belleville Avenue, Bloomfield, New Jersey
                    (Address of principal executive offices)
                                      07003
                                   (Zip Code)

       Registrant's telephone number, including area code: (973) 748-8082

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer |_| Accelerated Filer |X| Non-accelerated Filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on January 31, 2006 was approximately $121,102,000. As of October 10, 2006 there were 44,405,717 shares of common stock, par value $.001 per share, outstanding.

                       Documents Incorporated by Reference

      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of the Stockholders scheduled to be held on January 25, 2007, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

                                            Table of Contents

  PART I                                                                                            Page
                                                                                                    ----

         Item  1.    Business                                                                          4

         Item 1A     Risk Factors                                                                     18

         Item  2.    Properties                                                                       25

         Item  3.    Legal Proceedings                                                                26

         Item  4.    Submission of Matters to a Vote of Security Holders                              26

  PART II

         Item  5.    Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities                                        26

         Item  6.    Selected Financial Data                                                          27

         Item  7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              28

         Item  7A.   Quantitative and Qualitative Disclosures About Market Risk                       33

         Item  8.    Financial Statements and Supplementary Data                                      33

         Item  9.    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                                           33

         Item 9A.    Controls and Procedures                                                          34

         Item 9B.    Other Information                                                                36

  PART III

         Item 10.    Directors and Executive Officers of the Registrant                               36

         Item 11.    Executive Compensation                                                           36

         Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters                                   36

         Item 13.    Certain Relationships and Related Transactions                                   36

         Item 14.    Principal Accounting Fees and Services                                           36

  PART IV

         Item 15.    Exhibits and Financial Statement Schedules                                       36

The following trademarks appear in this Annual Report: ONCONASE(R) is the registered trademark of Alfacell Corporation, exclusively for anti-cancer agent; Alimta(R) and Gemzar(R) are registered trademarks of Eli Lilly; Navelbine(R) is a registered trademark of Glaxo Smith Kline.

All information in this Form 10-K is as of October 12, 2006 and we undertake no obligation to update this information.

We maintain a website at www.alfacell.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Alfacell, our management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 973-748-8082, through an e-mail request from our website at www.alfacell.com or through the SEC's website by clicking the direct link from our website at www.alfacell.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within five business days of such material change or waiver. We make the Code of Business Conduct and Ethics available on our website at www.alfacell.com. Although our Board of Directors has not established a nominating committee, our formal nominating procedures will be described in our definitive proxy statement for the Annual Meeting of Stockholders to be held on January 25, 2007. In addition, copies of our Code of Business Conduct and Ethics are available to our shareholders upon request either by contacting our Investor Relations Department at 973-748-8082 or through an e-mail request from our website at www.alfacell.com.

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

                                     Part I

Item 1. BUSINESS.

Overview

      Alfacell Corporation is a biopharmaceutical company primarily engaged in the discovery and development of a new class of therapeutic drugs for the treatment of cancer and other pathological conditions. Our proprietary drug discovery and development program consists of novel therapeutics which are being developed from amphibian ribonucleases (RNases). RNases are biologically active enzymes that split RNA molecules. RNases are enzymes which play important roles in nature, among which is the development of an organism and in cell functions. RNA is an essential bio-chemical cellular component necessary to support life. There are various types of RNA, all of which have specific functions in a living cell. They help control several essential biological activities, namely; regulation of cell proliferation, maturation, differentiation and cell death. Therefore, they are ideal candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic, or programmed cell death, properties. ONCONASE(R), the trademark name of our lead investigational drug candidate, is a novel amphibian ribonuclease, unique among the superfamily of pancreatic ribonuclease isolated from the eggs of the Rana pipiens (the Northern Leopard frog). Ranpirnase, the generic name of ONCONASE(R), is the smallest known protein belonging to the superfamily of pancreatic ribonuclease and has been shown, on a molecular level, to re-regulate the unregulated growth and proliferation of cancer cells. Unlike most anti-cancer agents that attack all cells regardless of phenotype (malignant versus normal) and cause severe toxicities, ONCONASE(R) is not an indiscriminate cytotoxic drug (cell killing agent). ONCONASE(R) affects primarily exponentially growing malignant cells, with activity controlled through unique and specific molecular mechanisms. An extensive compendium of in vitro (in cells), in vivo (in animals) and clinical data in man shows that ONCONASE(R) destroys cancer cells.

      ONCONASE(R), is currently being evaluated as a treatment for unresectable (inoperable) malignant mesothelioma, a rare cancer primarily affecting the pleura (lining of the lungs) usually caused by exposure to asbestos, in an international, centrally randomized, confirmatory Phase IIIb registration trial. The first part of the trial which compared ONCONASE(R) alone to doxorubicin alone, has been completed. The second confirmatory part of the trial is ongoing.

      The confirmatory Phase IIIb registration trial is designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE(R) and doxorubicin as compared to doxorubicin alone. The primary endpoint of the trial is overall survival. The first interim analysis results of the confirmatory registration trial, based on one third of the required events (deaths) of the study, have been reported. The overall median survival time (MST) demonstrated a trend favoring the ONCONASE(R) + doxorubicin treatment group (12 months) over the doxorubicin group (10 months). A two month improvement in median survival had previously been observed in the Treatment Target Group ("TTG") (n=104) analysis from the completed Phase III single agent study that favored patients treated with ONCONASE(R) alone compared with patients treated with doxorubicin (11.6 months vs. 9.6 months). The Company's Phase IIIb confirmatory registration trial was designed based on the conclusions drawn from the TTG analysis but powered to reach a statistically significant difference in MST between the ONCONASE(R) + doxorubicin treatment group and the doxorubicin treatment group at 316 events. These results of the first interim analysis of the confirmatory registration trial were consistent with the results from the first part of the trial and were the basis for our decision to continue the confirmatory registration trial.

      We have also conducted other randomized and non-randomized trials with patients with advanced stages of solid tumors in other types of cancers.

      In February 2001, we received an Orphan Medicinal Product Designation for ONCONASE(R) for malignant mesothelioma from the European Agency for the Evaluation of Medicinal Products (EMEA). Orphan Medicinal Product Designation is a program designed to provide marketing, and other incentives for pharmaceutical companies to develop and market products in the European Community that address life threatening or very serious conditions that affect not more than five in 10,000 persons in the European Community. Orphan designation in Europe entitles the Company to ten years of marketing exclusivity, reduced filing fees and regulatory guidance from the EMEA.

      In December 2002, we received Fast Track Designation from the FDA for ONCONASE(R) for the treatment of malignant mesothelioma. Fast Track Designation is an FDA program designed to expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs.

      In March 2005, we received Orphan Drug Designation for malignant mesothelioma in Australia from the Therapeutics Goods Administration (TGA). This designation in Australia also entitles the company to five years of marketing exclusivity, a 100% waiver of filing fees and regulatory guidance from the TGA.

      The FDA, EMEA and TGA designations for ONCONASE(R) may serve to expedite its regulatory review, assuming the clinical trials yield a positive result for malignant mesothelioma. The efficacy and safety of ONCONASE(R) for malignant mesothelioma will ultimately be determined by these regulatory agencies based on the results of our ongoing clinical trial. In the interim, our Fast Track Designation allows us to continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the NDA to obtain marketing approval for ONCONASE(R), based on the assumption that the clinical trials will continue to yield favorable results.

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

      The positive results of the initial NCI studies have been independently confirmed. As a result of these findings and the conclusion of the Cooperative Research and Development Agreement (CRADA) between the Company and NIH, Alfacell has entered into a new collaborative agreement with the West German Cancer Center at the University of Duisburg-Essen for the development, characterization and large-scale production of a novel fusion protein for non-Hodgkin's lymphoma
(NHL). The fusion protein consists of ONCONASE(R) and a humanized anti-CD22 monoclonal antibody for non-Hodgkin's lymphoma. The new research collaboration involves using a recombinant anti-CD22 antibody fragment that is genetically linked to ONCONASE, hereby creating a homogeneous product and second-generation drug.

      This humanized single chain anti-CD22 monoclonal antibody was acquired by the Company under a commercial evaluation license with the NIH in 2004. Under the agreement, we received the right to evaluate commercial applications for this antibody, such as immunotherapeutics derived from the combination of the antibody with Alfacell's proprietary family of cytotoxic RNases, including ONCONASE(R).

      We have also discovered another series of proteins, collectively named amphinases that may have therapeutic uses. These proteins are bioactive in that they have an effect on living cells and organisms and have both anti-cancer and anti-viral activity. All of the proteins characterized to date are RNases. One of these compounds, AC-03-636 has been determined to be active against yellow fever, Hepatitis C and Dengue Fever. The same compound has been evaluated at Johns Hopkins University in a sustained time release formulation for the treatment of brain tumors (gliomas) and the manuscripts have been submitted for publication.

      In July 2005, we entered into a research collaboration agreement with the Novartis Institute for Tropical Diseases for the evaluation of AC-03-636 against Dengue fever. In August 2006, we announced new data highlighting the definitive antiviral activity of AC 03-636. The in vitro studies were conducted using a cell-based infection assay based on immunodetection of the Dengue fever antigen. The researchers found that AC 03-636 displayed meaningful antiviral activity in both animal and human cell lines, and that its potency was quite considerable compared to the reference compounds. The objectives of this collaboration have been successfully completed.

      We are engaged in the research, development and clinical trials of our products both independently and through research collaborations. We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. During the fiscal year ended July 31, 2006, we received net proceeds of approximately $12.3 million as a result of private placements of common stock and warrants and exercises of stock options and warrants. These proceeds will be used for general corporate purposes and, most importantly, to support our strategic plan, including the anticipated filing of an NDA of ONCONASE(R) (ranpirnase) for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, the expansion of the ONCONASE oncology franchise, and the development of other pipeline products. We have incurred losses since inception and to date we have not consummated any licensing or marketing agreements for ONCONASE(R) or any of our early stage drug candidates.

      Research and Development Programs

      Research and development expenses for the fiscal years ended July 31, 2006, 2005, and 2004 were $5,230,000, $5,082,000, and $3,353,000, respectively.
Our research and development programs focus primarily on the development of therapeutics from amphibian ribonucleases. Because ribonucleases have been shown to be involved in the regulation of cell proliferation, maturation, differentiation and programmed cell death, known as apoptosis, ribonucleases may be ideal candidates for the development of therapeutics for the treatment of cancer and other life-threatening diseases, including viral and autoimmune diseases that require anti-proliferative and pro-apoptotic properties.

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

      ONCONASE(R) has been tested in Phase I, Phase II and Phase III clinical trials in more than 40 cancer centers across the United States since 1991, in Europe since 2000 and recently, in Canada, Australia, New Zealand, Mexico and Turkey.

      ONCONASE(R) has been tested as a single agent in patients with a variety of solid tumors. It has also been tested in combination with tamoxifen in patients with prostate cancer, advanced pancreatic cancer and renal cell carcinoma as well as with doxorubicin in patients with malignant mesothelioma.

      Some of our long standing key pre-clinical collaborations include NIH, NCI, Johns Hopkins University, University of Bath and The University of Pennsylvania Medical Center, Metabolic Magnetic Resonance Research and Computing Center, and have developed a considerable body of knowledge in RNase technology and novel RNase-based therapeutics. ONCONASE(R) has demonstrated a broad spectrum of anti-tumor activity in vitro, or studies of tumor cell lines in laboratory vessels, and was determined to kill cancer cells and therefore was judged to be "active" in the NCI Cancer Screen.

      In vitro and in vivo studies showed both cytostatic (suppresses cancer cells from further dividing) and cytotoxic (kills cancer cells) antitumor activity when ONCONASE(R) was used as a single agent and in combination with other agents.

In Vitro Studies

      ONCONASE(R), in combination with other drugs has been shown to be synergistic, which means that the effect of ONCONASE(R) when given in combination with other drugs is greater than if the drugs were given alone and the results have been published. The combination of ONCONASE(R) and a number of anti-cancer drugs, resulted in a significant cell kill as compared to each drug alone with respect to the following:

      o     ONCONASE(R) + tamoxifen in pancreatic, prostate, and ovarian tumor;
      o ONCONASE(R) + cisplatin for non-small cell lung cancer and ovarian cancer;
      o     ONCONASE(R) + carboplatin for non-small cell lung cancer;
      o ONCONASE(R) + lovastatin in pancreatic, ovarian, and two types of non-small cell lung cancer;
      o     ONCONASE(R) + vincristine in colorectal cancer and ;
      o ONCONASE(R) + doxorubicin in breast cancer including resistant variants, malignant mesothelioma.

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

      ONCONASE(R) in Combination With Other Agents

      Based on in vivo results, ONCONASE(R) in combination with the following known and approved anti-cancer agents has been evaluated by us, in collaboration with the NCI and other academic collaborators and results published:

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

Clinical Trials

Onconase(R) Phase III Randomized Clinical Trials (Malignant Mesothelioma)

      We are currently conducting a two-part Phase III clinical trial of ONCONASE(R) as a treatment for malignant mesothelioma. The first part of the Phase III trial compares ONCONASE(R) alone to doxorubicin. The second part of the trial  compares  the  combination  of  ONCONASE(R)  and  doxorubicin  versus doxorubicin alone. The trial is an international, centrally randomized, confirmatory Phase IIIb registration trial. The first part of the trial has been completed. The second confirmatory part of the trial is ongoing.

      The confirmatory Phase IIIb registration trial is designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE(R) and doxorubicin as compared to doxorubicin alone. The primary endpoint of the trial is overall survival. The first interim analysis results of the confirmatory registration trial, based on one third of the required events (deaths) of the study, have been reported. The overall median survival time (MST) demonstrated a trend favoring the ONCONASE(R) + doxorubicin treatment group (12 months) over the doxorubicin group (10 months). A two month improvement in median survival had previously been observed in the Treatment Target Group ("TTG") (n=104) analysis from the completed Phase III single agent study that favored patients treated with ONCONASE(R) alone compared with patients treated with doxorubicin (11.6 months vs. 9.6 months). The Company's Phase IIIb confirmatory registration trial was designed based on the conclusions drawn from the TTG analysis but powered to reach a statistically significant difference in MST between the ONCONASE(R) + doxorubicin treatment group and the doxorubicin treatment group at 316 events. These results of the first interim analysis of the confirmatory registration trial were consistent with the results from the first part of the trial and were the basis for our decision to continue the confirmatory registration trial.

            Other results of this interim analysis included:

            o At one-year, 47% of the ONCONASE + doxorubicin-treated patients were alive as compared to 36% of the patients treated with doxorubicin.
            o Of the patients evaluable for clinical response, more ONCONASE + doxorubicin -treated patients showed evidence of tumor regression or stabilization of disease (minimum of 3 months) and there was a seven-month difference in the MST (17 vs. 10 months) for the ONCONASE + doxorubicin group vs. the doxorubicin group.
            o The analysis of safety data revealed that ONCONASE when given with doxorubicin did not increase the number or severity of known doxorubicin-associated side effects. The most frequent side effects reported for both treatment groups included nausea, fatigue and alopecia. The incidence of these events was comparable for both treatment groups.

      Since ONCONASE(R) has Fast Track Designation for the treatment of malignant mesothelioma patients, we continue to have meetings and discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA, to seek marketing approval for ONCONASE(R), assuming the Phase III clinical trial yields favorable results. We have completed the chemistry, manufacturing and controls (CMC) section of the NDA and will submit it after completion of a review by external regulatory consultants.

Phase III Single Agent Results(Malignant Mesothelioma)

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

Phase II Single Agent Results (Malignant Mesothelioma)

      ONCONASE(R) as a single agent, demonstrated objective clinical activity in 105 patients with unresectable, or inoperable, malignant mesothelioma that included many heavily pretreated patients with refractory tumors, which are tumors that did not readily yield to the treatment. Analysis of the TTG population confirmed the importance of the Cancer and Leukemia Group B (CALGB) prognostic groups and their utility for evaluating systemic therapies in this patient population.

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

      In March 2005, we received an Orphan Drug Designation for malignant mesothelioma for ONCONASE(R) in Australia from the Therapeutics Goods Administration, or TGA. This designation in Australia entitles us to five years of marketing exclusivity for ONCONASE(R) (for the treatment of malignant mesothelioma), a 100% waiver of filing fees and regulatory guidance from the TGA.

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

ONCONASE(R)  Clinical Trials (Other Tumor Types)

      A Phase II program to evaluate a new dose and schedule of ONCONASE(R) was initiated in 2005 and is ongoing. The first indication under evaluation is in patients with refractory non-small cell lung cancer. New Phase II trials are planned in 2006 in patients with esophageal cancer and in patients with advanced breast cancer.

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

      We have established a number of scientific collaborations with academic and research institutions including the NCI. The objective of our collaboration with the NCI is to develop new therapeutic applications for ONCONASE(R). This collaboration has produced RN321, a conjugate of ranpirnase, with a monoclonal antibody that demonstrated activity in treating non-Hodgkin's lymphoma in preclinical studies. The relative benefit in killing targeted tumor cells versus non-targeted healthy cells, or the therapeutic index, is greater than
200,000-fold with this conjugate. These "proof-of-concept" results were presented at the 2002 Ribonuclease Meeting in Bath, England. The positive results of the initial NCI studies have been independently confirmed. As a result of these findings and the conclusion of the Cooperative Research and Development Agreement (CRADA) between the Company and NIH, Alfacell has entered into a new collaborative agreement with the West German Cancer Center at the
University of Duisburg-Essen for the development, characterization and large-scale production of a novel fusion protein for non-Hodgkin's lymphoma
(NHL). The fusion protein consists of ONCONASE(R) and a humanized anti-CD22 monoclonal antibody for non-Hodgkin's lymphoma. The new research collaboration involves using a recombinant anti-CD22 antibody fragment that is genetically linked to ONCONASE, hereby creating a homogeneous product and second-generation drug.

      This humanized single chain anti-CD22 monoclonal antibody was acquired by Alfacell under a commercial evaluation license with the NIH in 2004. Under the agreement, we received the right to evaluate commercial applications for this antibody, such as immunotherapeutics derived from the combination of the antibody with Alfacell's proprietary family of cytotoxic RNases, including ONCONASE(R).

      Other conjugates under preclinical evaluation with outside collaborators include a variety of uniquely designed versions of ONCONASE and amphinases. These compounds target the EGF receptors and neo-vascularization (tumor blood vessel formation) which have potential clinical application in a broad spectrum of solid tumors.

Novel Amphibian Ribonucleases

      All of the proteins characterized to date are RNases. Preclinical testing of the new candidates collectively called amphinases showed them to be similarly active to ranpirnase. Their chemical structure makes them ideal candidates for genetic engineering of designer products.

      These products are currently undergoing preclinical testing by the National Institute of Allergy and Infectious Diseases against various RNA viruses and by outside collaborators. One of these compounds, AC-03-636 has been determined to be active in yellow fever, Hepatitis C and Dengue fever. The same compound has been evaluated at Johns Hopkins University in a sustained time release formulation for the treatment of brain tumors (gliomas) and the manuscripts have been submitted for publication.

      In July 2005, we entered into a research collaboration agreement with the Novartis Institute for Tropical Diseases for the evaluation of AC-03-636 against Dengue fever. In August 2006, the Company announced new data highlighting the definitive antiviral activity of AC 03-636. The in vitro studies were conducted using a cell-based infection assay based on immunodetection of the Dengue fever antigen. The researchers found that AC 03-636 displayed meaningful antiviral activity in both animal and human cell lines, and that its potency was quite considerable compared to the reference compounds. The objectives of this collaboration have been successfully completed.

Research Collaborations

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

      The results of the following preclinical research have been presented at a number of scientific meetings as well as have either been published or manuscripts submitted for publication.

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

Commercial Collaborations

We have signed confidentiality agreements and are presently in discussions with a number of companies regarding the U.S. and/or international marketing rights for ONCONASE(R) and other related products in our pipeline.

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

Manufacturing

      We have signed an agreement with Scientific Protein Laboratories, which will perform the intermediary manufacturing process of purifying ranpirnase. We contract with Ben Venue Laboratories Inc. for vial filling and with Apptuit and Cardinal Health for the labeling, storage and shipping of ONCONASE(R) during the Phase III trial period. Other than these arrangements, we do not have specific arrangements for the manufacture of our product. Products manufactured for use in Phase III clinical trials and for commercial sale must be manufactured in compliance with Current Good Manufacturing Practices. Scientific Protein
Laboratories, LLC, Ben Venue Laboratories Inc. and Cardinal Health all manufacture in accordance with Current Good Manufacturing Practices. For the foreseeable future, we intend to rely on these manufacturers, or substitute manufacturers, if necessary, to manufacture our product. We believe, however, that there are substantial alternative service providers for the services for which we contract. Because we have not yet received drug approval, we utilize the services of these third party manufacturers solely on an as needed basis with prices and terms customary for companies in businesses that are similarly situated. In order to replace an existing manufacturer, we must amend our Investigational New Drug application to notify the FDA of the new manufacturer. We are dependent upon our contract manufacturers to comply with Current Good Manufacturing Practices and to meet our production requirements. It is possible that our contract manufacturers may not comply with Current Good Manufacturing Practices or deliver sufficient quantities of our products on schedule.

Marketing

      We expect to enter into development and marketing agreements with third parties. We have entered into a number of confidentiality agreements and are currently in various stages of active discussions with several major and mid-size pharmaceutical and biotechnology companies as potential commercial partners for our lead product ONCONASE(R) and other related products in our pipeline.

      We anticipate that under such arrangements we would grant certain exclusive rights to our corporate partners in return for assuming further research and development cost, upfront licensing fees, milestone payments and royalties on sales. Under these agreements, our marketing partner may have the responsibility for a significant portion of product development and regulatory approval. In the event that our marketing partner fails to develop a marketable product or fails to market a product successfully, our business may be adversely affected.

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

      As the initial step in the FDA regulatory approval process, preclinical studies are conducted in laboratory dishes and animal models to assess the drug's efficacy and to identify potential safety problems. Moreover manufacturing processes and controls for the product are required. The manufacturing information along with the results of these studies is submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program typically involves up to three phases. Data from human trials as well as other regulatory requirements such as chemistry, manufacturing and controls, pharmacology and toxicology sections, are submitted to the FDA in an NDA or Biologics License Application, or BLA. Preparing an NDA or BLA involves considerable data collection, verification and analysis. A similar process in accordance with EMEA regulations in Europe and with TGA regulations in Australia is required to gain marketing approval. Moreover, a commercial entity must be established and approved by the EMEA in a member state of the EU at least three months prior to filing the Marketing Authorization Application, or MAA.

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

Patents and Proprietary Technology

      We have sought to protect our technology by applying for, and obtaining, patents and trademark registrations. We have also relied on trade secrets and know-how to protect our proprietary technology. We continue to develop our portfolio of patents, trade secrets, and know how. We have obtained, and continue to apply for, patents concerning our RNase-based technology.

      In addition, we have filed (and we intend to continue to file) foreign counterparts to certain U.S. patent applications. Generally, we apply for patent protection in the United States, Europe, Japan, and other foreign countries.

      We own the following U.S. patents:

-------------------------------------------------------------------------------------------------------------------
     Patent No.         Issue Date                        Subject Matter                          Expiration **
     ----------         ----------                        --------------                          -------------

-------------------------------------------------------------------------------------------------------------------
    6,423,515 B1        July 2002     covers methodology for synthesizing gene sequences of        Sept. 2019
                                      ranpirnase and a genetically engineered variant of
                                      ranpirnase
-------------------------------------------------------------------------------------------------------------------
    6,290,951 B1        Sept. 2001    covers alteration of the cell cycle in vivo,                  Aug. 2018
                                      particularly for inducing apoptosis of tumor cells
-------------------------------------------------------------------------------------------------------------------
    6,239,257 B1         May 2001     covers a family of variants of ONCONASE(R)                    Dec. 2018
-------------------------------------------------------------------------------------------------------------------
    6,175,003 B1        Jan. 2001     covers the genes of ONCONASE(R) and a variant of              Sept. 2019
                                      ONCONASE(R)
-------------------------------------------------------------------------------------------------------------------
     5,728,805          Mar. 1998     covers a family of variants of ONCONASE(R)                    June 2013
-------------------------------------------------------------------------------------------------------------------
     5,595,734          Jan. 1997     covers combinations of ONCONASE(R) with certain other         Jan. 2014
                                      pharmaceuticals
-------------------------------------------------------------------------------------------------------------------
     5,559,212          Sept. 1996    covers the amino acid sequence of ONCONASE(R)                 Sept. 2013
-------------------------------------------------------------------------------------------------------------------
     5,540,925          July 1996     covers combinations of ONCONASE(R) with certain other         July 2013
                                      pharmaceuticals
-------------------------------------------------------------------------------------------------------------------
     5,529,775          June 1996     covers combinations of ONCONASE(R) with certain other         June 2013
                                      pharmaceuticals
-------------------------------------------------------------------------------------------------------------------
     4,888,172          Dec. 1989     covers a pharmaceutical produced from fertilized frog         Dec. 2006
                                      eggs (Rana pipiens) and the methodology for producing
                                      it
-------------------------------------------------------------------------------------------------------------------
   6,649,392 B1*        Nov. 2003     covers a family of recombinant variants of ONCONASE(R)        Apr. 2016
-------------------------------------------------------------------------------------------------------------------
   6,649,393 B1*        Nov. 2003     covers nucleic acids encoding recombinant variants of         Apr. 2016
                                      ONCONASE(R) and methodology for producing such variants
-------------------------------------------------------------------------------------------------------------------

      *We own this patent jointly with the U.S. Government. Alfacell does not pay maintenance fees to keep this patent in force.

      We own the following foreign patents in Europe and Japan (European patents are validated in selected European nations):

---------------------------------------------------------------------------------------------------------------
 Patent No.                                   Subject Matter                                    Expiration **
 ----------                                   --------------                                    -------------

---------------------------------------------------------------------------------------------------------------
EP 0 440 633        covers ONCONASE(R) and process technology for making it                         Mar. 2009
---------------------------------------------------------------------------------------------------------------
EP 0 500 589        cover combinations of  ONCONASE(R) with certain other pharmaceuticals           Oct. 2010
JP 2972334
---------------------------------------------------------------------------------------------------------------
EP 0 656 783        covers combinations of  ONCONASE(R) with certain other                          July 2013
JP 3655628          pharmaceuticals
---------------------------------------------------------------------------------------------------------------
EP 0 837 878        covers a variant of ONCONASE(R)                                                 June 2016
JP 3779999
---------------------------------------------------------------------------------------------------------------


      **Assumes timely payment of all applicable maintenance fees and annuities; excludes term extensions that do or may apply.

      We also have patent applications pending in the United States, Europe, Japan, and other foreign countries.

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

Employees

      As of July 31, 2006, we had fourteen full time employees, of whom seven were engaged in research and development activities and seven were engaged in administration and management. We had five employees who held Ph.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Item 1A. RISK FACTORS.

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

Risks related to our business.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

         We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock. We incurred net losses of approximately $7,810,000, $6,462,000 and $5,070,000 for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. We have continued to incur losses since July 31, 2006. We may never achieve revenue sufficient for us to attain profitability.

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

We may need additional financing to continue operations, which may not be available on acceptable terms, if it is available at all.

      We may need additional financing in order to continue operations, including completion of our current clinical trials and filing marketing registrations for ONCONASE(R) with the FDA in the United States, with the EMEA in Europe and with the TGA in Australia. If the results from our current clinical trial do not demonstrate the efficacy and safety of ONCONASE(R) for malignant mesothelioma, our ability to raise additional capital will be adversely affected. Even if regulatory applications for marketing approvals are filed and approved, we may need additional financing to continue operations if we are unable to generate sufficient cash flow to support our operations prior to the time our current cash reserves are depleted. During the fiscal year ended July 31, 2006, we received approximately $12.3 million in net proceeds as a result of private placements of common stock and warrants, and exercises of stock options and warrants. We expect that such net proceeds together with our cash reserves, will be sufficient to fund our operations through July 31, 2008 based on our expected level of expenditures. However, to assure our ability to continue our operations beyond this date, we may continue to seek additional financing through equity or debt financings but we cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although we cannot provide any assurance of such exercises or estimate the amount of capital we will receive, if any. If we are required to raise additional capital to fund further operations and are unable to do so, our operations will be severely curtailed and our business and financial condition will be materially adversely affected.

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

      In addition, clinical trials are very costly and time consuming. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Although we believe we could modify some of our expenditures to reduce our cash outlays in relation to our clinical trials and other NDA related expenditures, we cannot quantify the amount by which such expenditures might be modified. Hence, a delay in the commercial sale of ONCONASE(R) would increase the time frame of our cash expenditure outflows and may require us to seek additional financing. Such capital financing may not be available on favorable terms or at all.

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs and will not generate product revenue.

      The FDA and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the level of complexity and novelty of the product. We cannot apply for FDA, EMEA or TGA approval to market ONCONASE(R) until the clinical trials and all other registration requirements have been met. Drugs in late stages of clinical development may fail to show the desired safety and efficacy results despite having progressed through initial clinical testing. While limited trials with our product have produced certain favorable results, we cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the company may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we cannot apply for FDA, EMEA or TGA approval to market ONCONASE(R) until pre-clinical and clinical trials have been completed. Several factors could prevent the successful completion or cause significant delays of these trials including an inability to enroll the required number of patients or failure to demonstrate that the product is safe and effective in humans. Also if safety concerns develop, the FDA, EMEA and TGA could stop our trials before completion.

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

      We do not have the required manufacturing facilities to manufacture our product. We presently rely on third parties to perform certain of the manufacturing processes for the production of ONCONASE(R) for use in clinical trials. Currently, we contract with Scientific Protein Laboratories, LLC for the manufacturing of ranpirnase (protein drug substance) from the oocytes, or the unfertilized eggs, of the Rana pipiens frog, which is found in the Northwest United States and is commonly called the leopard frog. We contract with Ben Venue Corporation for the manufacturing of ONCONASE(R) and with Cardinal Health and Apptuit for the labeling, storage and shipping of ONCONASE(R) for clinical trial use. We utilize the services of these third party manufacturers solely on an as needed basis with terms and prices customary for our industry.

      We use FDA GMP licensed manufacturers for ranpirnase and ONCONASE(R). We have identified several alternative service providers for the manufacturing services for which we may contract. In order to replace an existing service provider we must amend our IND to notify the FDA of the new manufacturer.
Although the FDA generally will not suspend or delay a clinical trial as a result of replacing an existing manufacturer, the FDA has the authority to suspend or delay a clinical trial if, among other grounds, human subjects are or would be exposed to an unreasonable and significant risk of illness or injury as a result of the replacement manufacturer.

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

      We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2006 to 2019, four European patents with expiration dates ranging from 2009 to 2016 and three Japanese patents with expiration dates ranging from 2010 to 2016. We also own patent applications that are pending in the United States, Europe, Japan, and other foreign countries. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. If we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both. To date, we have not received any threats of litigation regarding patent issues.

Developments by competitors may render our products obsolete or non-competitive.

      In February 2004, the Food and Drug Administration granted Eli Lilly & Company approval to sell its Alimta(R) medication as an orphan drug to treat patients with pleural mesothelioma. Alimta is a multi-targeted antifolate that is based upon a different mechanism of action than ONCONASE(R). To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE(R). However, there may be other companies, universities, research teams or scientists who are developing products to treat the same medical conditions our products are intended to treat. Eli Lilly is, and some of these other companies, universities, research teams or scientists are more experienced and have greater clinical, marketing and regulatory capabilities and managerial and financial resources than we do. This may enable them to develop products to treat the same medical conditions our products are intended to treat before we are able to complete the development of our competing product.

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

As of July 31, 2006, we had a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control, we may not be able to provide timely and accurate financial statements.

      As more fully described in Item 9A, the Company's management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of management's assessment, management has concluded that, as of July 31, 2006, the Company did not maintain effective internal control over financial reporting.

      The Public Company Accounting Oversight Board has defined a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

      Management, with oversight by our Audit Committee, is in the process of implementing changes to the Company's internal control systems and procedures which are described in detail in Item 9A. The steps we are taking to address the material weakness may not be effective, however. If we are unable to implement these changes effectively or if other material weaknesses develop and we are unable to effectively address these matters, there could be a material adverse effect on our business, financial condition and results of operations.

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

      There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 provides a Medicare prescription drug benefit that began in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

Risks related to our common stock.

We were relisted on the Nasdaq Capital Market after being delisted in 1999; our stock is thinly traded and you may not be able to sell our stock when you want to do so.

      From April 1999, when we were delisted from Nasdaq, until September 9, 2004, when we were relisted on the Nasdaq Capital Market, there was no established trading market for our common stock. During that time, our common stock was quoted on the OTC Bulletin Board and was thinly traded. There is no assurance that we will be able to comply with all of the listing requirements necessary to remain listed on the Nasdaq Capital Market. In addition, our stock remains thinly traded and you may be unable to sell our common stock during times when the trading market is limited.

The price of our common stock has been, and may continue to be, volatile.

      The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by Nasdaq and the OTC Bulletin Board has fluctuated from a low of $1.25 to a high of $10.07. The market price of our common stock could be impacted by a variety of factors, including:

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 44,289,161 shares of common stock outstanding as of July 31, 2006. The following securities that may be exercised into shares of our common stock were issued and outstanding as of July 31, 2006:

      o Options. Stock options to purchase 3,830,350 shares of our common stock at a weighted average exercise price of approximately $3.10 per share.
      o Warrants. Warrants to purchase 18,119,598 shares of our common stock at a weighted average exercise price of approximately $1.91 per share.

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

The ability of our stockholders to recover against Armus Harrison & Co., or AHC, may be limited because we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in our Form 10-K, nor have we been able to obtain AHC's consent to the use of such report herein.

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

      In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in the Form 10-K for the fiscal year ended July 31, 2006 nor have we been able to obtain AHC's consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 18 of the Exchange Act for any purchases of the Company's Common Stock made in reliance upon statements set forth in the Form 10-K for the fiscal year ended July 31, 2006. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC's dissolution in 1996.

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

Item 3. LEGAL PROCEEDINGS.

      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is listed on the The Nasdaq Capital Market, or Nasdaq, and has traded under the symbol "ACEL" since September 9, 2004. Prior to September 9, 2004, our common stock was traded on the OTC Bulletin Board (OTCBB). As of October 12, 2006, there were approximately 1,010 stockholders of record of our common stock.

      The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2006 and 2005. The prices were obtained from Nasdaq and OTCBB and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                         High         Low
                                                         ----         ---
                Year Ended July 31, 2006:

                     First Quarter                     $ 2.60       $ 1.54

                     Second Quarter                      4.99         1.25

                     Third Quarter                       4.49         2.95

                     Fourth Quarter                      3.94         1.90

                Year Ended July 31, 2005:

                     First Quarter                       7.50         3.06

                     Second Quarter                      5.43         3.33

                     Third Quarter                       3.70         1.50

                     Fourth Quarter                      2.80         1.73

      We have not paid dividends on our common stock since inception and we do not plan to pay dividends in the foreseeable future. Any earnings we may realize will be retained to finance our growth.

      The following table provides additional information on the Company's equity based compensation plans as of July 31, 2006:

                                                                                             Number of securities
                                                                                            remaining available for
                                         Number of securities to     Weighted-average        future issuance under
                                         be issued upon exercise     exercise price of     equity compensation plans
                                         of outstanding options,   outstanding options,      (excluding securities
             Plan Category                 warrants and rights      warrants and rights    reflected in column (a))
             -------------                 -------------------      -------------------    ------------------------
                                                   (a)                      (b)                       (c)
Equity compensation plans approved by
security holders                                3,830,350                 $ 3.10                   7,673,750
Equity compensation plans not approved
by security holders                             12,500 (1)                $ 3.10                     - 0 -

      (1) During the fiscal year ended July 31, 2005, we issued 12,500 warrants to a vendor in consideration for services to be rendered. 5,000 of these warrants vested immediately and have an exercise price of $2.50 per share and 7,500 warrants vested on the 91st day from the grant date and have an exercise price of $3.50 per share. These warrants will expire twenty-four months from the date the registration statement registering the shares underlying warrants is declared effective or thirty-six months from the date of grant, whichever comes first.

Recent Sales of Unregistered Securities

      None.

Issuer Purchases of Equity Securities

      We did not repurchase any shares of our common stock during the fiscal year 2006.

Item 6. SELECTED FINANCIAL DATA.

      Set forth below is the selected financial data for our company for the five fiscal years ended July 31, 2006:

                                               Year Ended July 31,

                    -------------------------------------------------------------------------
                            2006           2005            2004           2003           2002
                            ----           ----            ----           ----           ----
Investment Income   $    107,386    $   141,708    $     42,113    $     9,877    $     4,838

Other Income                  --          9,836              --         30,000             --

Net Loss (1)          (7,810,175)    (6,461,920)     (5,070,307)    (2,411,532)    (2,591,162)

Dividends                   None           None            None           None           None

Total Assets          11,826,428      4,901,624      10,421,063        495,322        228,871

Long-term Debt                --             --              --        242,516        315,929

Total Equity
(Deficiency)           9,233,003      3,221,670       8,881,647     (2,491,681)   $(1,885,437)

      (1)   Included in the net loss of  $7,810,175,  $6,461,920  and $5,070,307 for fiscal years ended July 31, 2006, 2005 and 2004, respectively, are tax benefits of $317,382, $287,975 and $221,847, respectively, related to the sale of certain state tax operating loss carryforwards.

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

      Almost all of the $55,267,000 of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE(R) and related drug candidates. For the fiscal years 2006, 2005 and 2004 our research and development expenses were $5,230,000, $5,082,000 and $3,353,000, respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized, confirmatory Phase IIIb registration trial. The first part of the trial has been completed. The second confirmatory part of the trial is ongoing. The primary endpoint of the trial is overall survival. The first interim analysis results based on one third of the required events (deaths) of the study, which evaluates the efficacy, safety and tolerability of the combination of ONCONASE + doxorubicin as compared to doxorubicin alone have been reported. The overall median survival time (MST) demonstrated a trend favoring the ONCONASE + doxorubicin treatment group (12 months) over the doxorubicin group (10 months). A two month improvement in median survival had previously been observed in the Treatment Target Group (n=104) analysis from the completed Phase III single agent study that favored the ONCONASE over doxorubicin treatments (11.6 months vs. 9.6 months). The Company's Phase IIIb confirmatory registration trial was designed based on the conclusions drawn from the TTG analysis but powered to reach a statistically significant difference in MST between the ONCONASE + doxorubicin treatment group and the doxorubicin treatment group at 316 events. The interim data which represented only one third of the planned number of events was sufficient for us to continue the trial as planned, but was not sufficient for supporting the filing for marketing approvals at that time. At this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. The timing of when we will be able to file for marketing registrations in the US, EU and Australia is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur. We have completed the chemistry, manufacturing and controls (CMC) section of the NDA and will submit it after completion of a review by external regulatory consultants.

      We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. During the fiscal year ended July 31, 2006, we received net proceeds of approximately $12.3 million as a result of private placements of common stock and warrants and from exercises of stock options and warrants. These proceeds will be used to support our strategic plan, including the anticipated filing of an NDA of ONCONASE(R) for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, the expansion of the ONCONASE oncology franchise, and the development of other pipeline products. We have incurred losses since inception and to date we have not consummated any licensing, or marketing agreements for ONCONASE(R) or any of our early drug candidates.

Results of Operations

Fiscal Years Ended July 31, 2006, 2005 and 2004

Revenues

      We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R). We did not have any sales in fiscal 2006, 2005 and 2004. Investment income for fiscal 2006 was $107,000 compared to $142,000 for fiscal 2005, a decrease of $35,000 due to lower balances of cash and cash equivalents during the fiscal year 2006. Investment income for fiscal 2005 was $142,000 compared to $42,000 for fiscal 2004, an increase of $100,000 due to higher balances of cash and cash equivalents.

Research and Development

      Research and development expense for fiscal 2006 was $5,230,000 compared to $5,082,000 for fiscal 2005, an increase of $148,000, or 3%. The increase was primarily due to the compensation expense of approximately $458,000 which is primarily related to share-based compensation; and non-cash expense related to stock options issued to consultants of approximately $93,000. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R), which requires us to charge compensation expense for all employee stock options. These increases were offset by a decrease in patent expenses of approximately $170,000; completion of key toxicology requirements and key requirements for chemistry, manufacturing and controls resulting in a decrease in expenses of approximately $116,000; a decrease in pre-clinical sponsored research and development expenses of approximately $82,000; and a reduction in costs related to clinical trials of approximately $35,000.

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

General and Administrative

      General and administrative expense for fiscal 2006 was $3,005,000 compared to $1,771,000 for fiscal 2005, an increase of $1,234,000, or 70%. This increase was primarily due to an increase in compensation expense of approximately $710,000 which is primarily related to share-based compensation. The share-based compensation expense is expected to continue as a result of the adoption of SFAS 123(R). The increase in general and administrative expense also resulted from legal fees of approximately $287,000; non-cash share-based compensation expense related to stock options issued to a consultant and board members of
approximately   $253,000;   and
consultant and board of directors fees of approximately $83,000; offset by decreases in expenses related to investor relations activities of approximately $45,000; Nasdaq re-listing fees and insurance expense of approximately $32,000 and $22,000, respectively.

      General and administrative expense for fiscal 2005 was $1,771,000 compared to $1,578,000 for fiscal 2004, an increase of $193,000, or 12%. The increase was due primarily to increases in personnel expenses of approximately $441,000; professional fees related to board of directors fees and Sarbanes Oxley compliance fees of approximately $177,000; Nasdaq relisting membership fees of approximately $70,000; accounting fees of $38,000 and depreciation expense of $5,000; offset by decreases in non-cash expense related to stock and stock options issued for consulting services of approximately $367,000; legal expenses of approximately $141,000 and expenses related to computer repairs and maintenance of approximately $30,000.

Interest

      Interest expense for fiscal 2006 was lower by $48,000 as compared to fiscal 2005. Interest expense for fiscal 2005 was $48,000 compared to $403,000 in fiscal 2004, a decrease of $355,000 or 88%. These decreases were primarily due to the maturity and conversion of convertible notes payable into common stock. The interest expense was based on the value of the warrants using the Black-Scholes option pricing model, amortized on a straight-line basis over the term of the notes.

Income Taxes

         New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 of total available tax benefits that were saleable; of which New
Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of tax benefits, which we recognized as tax benefits for the fiscal year ended July 31, 2006.

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

Net Loss

         We have incurred net losses during each year since our inception. The net loss for fiscal 2006 was $7,810,000 as compared to $6,462,000 in fiscal 2005 and $5,070,000 in fiscal 2004. The cumulative loss from the date of inception, August 24, 1981, to July 31, 2006 amounted to $83,317,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

         We have reported net losses of approximately $7,810,000, $6,462,000, and $5,070,000 for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. The net losses from date of inception, August 24, 1981, to July 31, 2006, amounts to $83,317,000.

         We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, and interest income and financing received from our Chief Executive Officer. During the fiscal year 2006, we had a net increase in cash and cash equivalents of $7,056,000, which resulted from net cash provided by financing activities of $12,332,000, primarily from private placement of common stock and warrants of $10,984,000 and from exercises of stock options and warrants of $1,348,000; offset by net cash used in operating activities of $5,257,000, principally for research and development activities; and net cash used in investing activities due to the purchase of property and equipment of $19,000. Total cash resources as of July 31, 2006 were $11,519,000 compared to $4,463,000 at July 31, 2005.

         Our current liabilities as of July 31, 2006 were $2,593,000 compared to $1,680,000 at July 31, 2005, an increase of $913,000. The increase was primarily due an increase in accounts payable of approximately $890,000 mainly due to the manufacturing of ONCONASE(R) of approximately $362,000, pre-clinical studies and clinical trial of approximately $351,000 and $92,000, respectively; and legal fees of approximately $85,000 and a decrease in accruals of approximately $23,000.

The following transactions occurred after July 31, 2006:

      o In August 2006, we issued an aggregate of 28,000 shares of common stock upon the exercise of stock options by an officer and an employee at an exercise price of $0.85 per share. We realized gross proceeds of $23,800 from these exercises.

         Until and unless our operations generate significant revenues, we expect to continue to fund operations from equity financing. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all. During the fiscal year ended July 31, 2006, we received net proceeds of approximately $12.3 million as a result of private placements of common stock and warrants and from exercises of stock options and warrants. We expect that such net proceeds together with our cash reserves, will be sufficient to fund our operations through July 31, 2008 based on our expected level of expenditures. These proceeds will be used to support our strategic plan, including the anticipated filing of an NDA of ONCONASE(R) for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, the expansion of the ONCONASE oncology franchise, and the development of other pipeline products. We may also obtain additional capital through the exercise of outstanding options and warrants and the sale of our tax benefits, although we cannot provide any assurance of such exercises or the amount of capital we will receive, if any.

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

Accounting For Stock-Based Compensation

      In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and was effective beginning with our fiscal year ended July 31, 2006. The new standard requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the date of grant. We adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered. As of July 31, 2006, there was approximately $2,318,000 of total unrecognized compensation cost related to unvested options granted that is expected to be recognized over a weighted average period of 1.16 years.

      Prior to the adoption of SFAS 123(R), Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), provided for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allowed an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option was granted (or at an appropriate subsequent measurement date) over the amount the employee had to pay to acquire the stock, if such amounts differed materially from the historical amounts. Prior to our adoption of SFAS 123(R), employee stock options were accounted for using the intrinsic value method under APB 25.

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

Accounting Changes and Error Corrections

      The FASB has issued FASB Statement No. 154, Accounting Changes and Error Corrections ("FAS 154"). The new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, FAS 154 provides for correction of errors in previously issued financial statements should be termed "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made for fiscal years beginning after June 1, 2005. We adopted FAS 154 on August 1, 2005.

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

Recently Issued Accounting Pronouncements.

      In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company's tax return. The provisions of FIN 48 will be effective for our fiscal year ended July 31, 2007. We are currently evaluating the impact of the adoption of FIN 48 will have, if any, on our financial statements.

Contractual Obligations and Commercial Commitments

      Our major outstanding contractual obligations relate to our equipment operating lease. During the fiscal year ended July 31, 2006, we entered into an equipment operating lease, which obligates us to pay approximately $630 per month for forty-eight months. Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2006:

                                                  Payments Due by Fiscal Year
                                         ----------------------------------------------------------
                                                                                         2012 and
                              Total       2007      2008      2009      2010    2011    Thereafter
                              -----       ----      ----      ----      ----    ----    -----------

   Operating lease          $  61,392   $16,743   $16,743   $16,743   $11,163   $  --     $     --
                            ---------   -------   -------   -------   -------   -----     --------

   Total contractual cash
       obligations          $  61,392   $16,743   $16,743   $16,743   $11,163   $  --     $     --
                            =========   =======   =======   =======   =======   =====     ========

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On December 1, 1993, certain stockholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of J.H. Cohn LLP with respect to our financial statements from inception to July 31, 2006 is based on the report of KPMG LLP from August 1, 1992 to July 31, 2002 and of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 18 of the Exchange Act on the basis of the use of such report in any Form 10-K into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a Form 10-K, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 18 of the Exchange Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our Common Stock or otherwise.

Item 9A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("The Exchange Act") as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2006 due to the material weakness in internal control over financial reporting described below.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment has determined that as of July 31, 2006, there was a material weakness in its internal control due to lack of personnel with financial reporting expertise sufficient to properly record and report non-routine and complex transactions and accounting pronouncements. Such matters were related to the recording of share-based compensation costs pursuant to Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and the timeliness of consideration of the guidance of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock". Such weakness in controls resulted in an understatement of the amount recorded as compensation expense during the first three interim periods of the fiscal year ended July 31, 2006, offset by a charge during the final fiscal quarter of 2006. Management believes the amount applicable to the non-cash compensation expense in each of the affected interim periods is not material and that restatement of its interim quarterly reports is not required.

Steps and adjustments that the Company will be taking to remediate this weakness after discovery include:

(i) Forming an accounting oversight committee ("Oversight Committee"), comprising members of our senior management and a third party GAAP advisor, charged with the task of discussing and reviewing all significant transactions that have financial recognition, either to be recorded or disclosed. Additionally, the Oversight Committee will consult with our outside corporate counsel;

(ii) Retaining a third party GAAP advisor to assist as well as advise the CFO and Audit Committee on a timely basis, including quarter end and year end review of proposed accounting for and disclosure of significant financial transactions and changes in GAAP; and

(iii) Enhancing staff training, including relevant continuing education seminars for financial staff on newly issued technical accounting pronouncements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alfacell Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Alfacell Corporation (A Development Stage Company) maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alfacell Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated October 10, 2006, on those financial statements.

The Company lacks personnel with financial reporting expertise sufficient to properly record and report non-routine and complex transactions and accounting pronouncements.

In our opinion, management's assessment that Alfacell Corporation did not maintain effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weakness described above in the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Trading Commission (COSO).

We do not express an opinion or any other form of assurance on management's statements relating to new controls being implemented and tested.

/s/ J.H. Cohn LLP

Roseland, New Jersey
October 10, 2006

(c) CHANGES IN INTERNAL CONTROLS

There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2006 has been audited by J.H. Cohn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. OTHER INFORMATION.

 On October 5, 2006, Kuslima Shogen, the Company's Chief Executive Officer, was granted a ten-year option pursuant to the Company's 2004 Stock Incentive Plan to purchase 120,000 shares of the Company's common stock with an exercise price of $1.29 per share, the closing price of the Company's common stock on the date of grant. The stock option will vest as to 24,000 shares on April 5, 2007, and then in four equal annual installments of 24,000 shares on each anniversary of the date of grant beginning on October 5, 2007.

On October 5, 2006, Robert Love, the Company's Chief Financial Officer, was granted a ten-year option pursuant to the Company's 2004 Stock Incentive Plan to purchase 50,000 shares of the Company's common stock with an exercise price of $1.29 per share, the closing price of the Company's common stock on the date of grant. The stock option will vest as to 10,000 shares on April 5, 2007, and then in four equal annual installments of 10,000 shares on each anniversary of the date of grant beginning on October 5, 2007.

                                    Part III

The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on January 25, 2007.

                                     Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)          The  response to these  portions of Item 15 is submitted
                        as a separate section of this report  commencing on page
                        F-1.

(a)(3)          Exhibits  (numbered in  accordance  with Item 601 of  Regulation
                S-K).



                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                            by Reference
---            ----------                                                                           ---------------
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

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                            by Reference
---            ----------                                                                           ---------------
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

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                            by Reference
---            ----------                                                                           ---------------
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

10.23          Form of Stock Option Agreement issued to the Company's Board of Directors under the Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 10.23
               to the Company's quarterly report on Form 10-Q filed on June 9, 2005)                       *

10.24          Form of Stock Option Agreement issued to the Company's Executive Officers under the Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 10.24
               to the Company's quarterly report on Form 10-Q filed on June 9, 2005)                       *

10.25          Separation Agreement and General Release with Andrew Savadelis dated May 26, 2005
               (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on               *
               Form 10-K, filed on October 15, 2005)

10.26          Securities Purchase Agreement used in May 2005 private placement with Jeffrey               +
               D'Onofrio dated May 1, 2006

10.27          Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's
               Current Report on Form 8-K, filed on July 19, 2006)                                         *

10.28          Registration Rights Agreement dated July 17, 2006 (incorporated by reference to
               Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on July 19, 2006)            *

10.29          Agreement to Amend Knoll Warrant dated July 17, 2006 (incorporated by reference
               to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on July 19,               *
               2006)

10.30          Form of Amended Knoll Warrant (incorporated by reference to Exhibit 4.4 to the
               Company's Current Report on Form 8-K, filed on July 19, 2006)                               *

10.31          Agreement to Amend SF Capital Warrant dated July 17, 2006 (incorporated by
               reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed on              *
               July 19, 2006)

10.32          Form of Amended Warrant for SF Capital Partners, Ltd. (incorporated by reference
               to Exhibit 4.6 to the Company's Current Report on Form 8-K, filed on                        *

                                                                                                    Filed Herewith
Exhibit                                                                                             or Incorporated
No.            Item Title                                                                            by Reference
---            ----------                                                                           ---------------

               July 19, 2006)

10.33          Securities Purchase Agreement dated July 17, 2006 (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 19, 2006)           *

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

                                     ALFACELL CORPORATION


Dated: October 16, 2006              By: /s/ KUSLIMA SHOGEN
                                         Kuslima Shogen, Chief Executive Officer
                                         and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 16, 2006             /s/ KUSLIMA SHOGEN
                                     Kuslima  Shogen,  Chief  Executive  Officer
                                     and  Chairman of the Board (Principal
                                     Executive Officer)

Dated:  October 16, 2006             /s/ ROBERT D. LOVE
                                     Robert D. Love, Chief Financial Officer
                                     (Principal  Financial Officer
                                     and Principal Accounting Officer)

Dated:  October 16, 2006             /s/ JOHN P. BRANCACCIO
                                     John P. Brancaccio, Director


Dated:  October 16, 2006             /s/ STEPHEN K. CARTER
                                     Stephen K. Carter, M.D., Director


Dated:  October 16, 2006             /s/ DONALD R. CONKLIN
                                     Donald R. Conklin, Director


Dated:  October 16, 2006             /s/ JAMES J. LOUGHLIN
                                     James J. Loughlin, Director


Dated:  October 16, 2006             /s/ DAVID SIDRANSKY
                                     David Sidransky, M.D., Director


Dated:  October 16, 2006             /s/ PAUL M. WEISS
                                     Paul M. Weiss, Ph.D., Director

                              Alfacell Corporation

                          Index to Financial Statements

                                                                                    Page
                                                                                    ----
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm:  J.H. Cohn LLP..............F-2

Report of Independent Registered Public Accounting Firm:  KPMG LLP...................F-3

Independent Auditors' Report of Armus, Harrison & Co.................................F-4

Balance Sheets - July 31, 2006 and 2005..............................................F-6

Statements of Operations - Years ended July 31, 2006, 2005,
    and 2004 and the Period from August 24, 1981
    (Date of Inception) to July 31, 2006.............................................F-7

Statement of Stockholders' Equity (Deficiency)
    Period from August 24, 1981
    (Date of Inception) to July 31, 2006.............................................F-8

Statements of Cash Flows - Years ended July 31, 2006, 2005,
    and 2004 and Period from  August 24, 1981
    (Date of Inception) to July 31, 2006............................................F-14

Notes to Financial Statements - Years ended July 31, 2006,
    2005 and 2004 and the Period from August 24, 1981
    (Date of Inception) to July 31, 2006............................................F-17

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alfacell Corporation

We have audited the accompanying balance sheets of ALFACELL CORPORATION (A Development Stage Company) as of July 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended July 31, 2006 and for the period from August 24, 1981 (date of inception) to July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 1993 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 to July 31, 2006 of the amounts for the period from August 24, 1981 to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2006 and 2005, and its results of operations and cash flows for each of the years in the three-year period ended July 31, 2006 and for the period from August 24, 1981 to July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alfacell Corporation's internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 10, 2006, expressed an adverse opinion thereon.


                                                 /s/ J.H. Cohn LLP

Roseland, New Jersey
October 10, 2006

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



                                              /s/ Armus, Harrison & Co.
                                            ----------------------------------
                                             Armus, Harrison & Co.


Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                             July 31, 2006 and 2005

                                                                      2006            2005
                                                                  ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 11,518,540    $  4,462,951
   Other assets                                                         67,090         196,936
                                                                  ------------    ------------
      Total current assets                                          11,585,630       4,659,887

Property and equipment, net of accumulated depreciation and
   amortization of $1,090,715 in 2006 and $1,061,012 in 2005            69,928          80,395

Loan receivable, related party                                         170,870         161,342
                                                                  ------------    ------------

      Total assets                                                $ 11,826,428    $  4,901,624
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $  1,286,170    $    396,263
   Accrued expenses                                                  1,307,255       1,283,691
                                                                  ------------    ------------
      Total liabilities                                              2,593,425       1,679,954
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value.  Authorized and unissued,
      1,000,000 shares at July 31, 2006 and 2005                            --              --

    Common stock $.001 par value. Authorized 100,000,000
       shares at July 31, 2006 and 2005; issued and outstanding
       44,289,161 shares and 36,534,235 shares at July 31, 2006
       and 2005, respectively                                           44,289          36,534
    Capital in excess of par value                                  92,505,325      78,691,572
    Deficit accumulated during development stage                   (83,316,611)    (75,506,436)
                                                                  ------------    ------------
        Total stockholders' equity                                   9,233,003       3,221,670
                                                                  ------------    ------------

        Total liabilities and stockholders' equity                $ 11,826,428    $  4,901,624
                                                                  ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                    Years ended July 31, 2006, 2005 and 2004
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2006

                                                                                          August 24, 1981
                                                                                              (date of
                                                                                             inception)
                                              2006            2005            2004        to July 31, 2006
                                          ------------    ------------    ------------    ----------------
Revenues:
   Sales                                  $         --    $         --    $         --    $        553,489
   Investment income                           107,386         141,708          42,113           1,678,207
   Other income                                     --           9,836              --              99,939
                                          ------------    ------------    ------------    ----------------
                                               107,386         151,544          42,113           2,331,635
                                          ------------    ------------    ------------    ----------------

Cost and expenses:
   Cost of sales                                    --              --              --             336,495
   Research and development                  5,229,996       5,082,339       3,352,977          55,267,247
   General and administrative                3,004,835       1,771,379       1,578,357          28,642,423
   Interest:
     Related parties                                --              --              --           1,147,547
     Others                                        112          47,721         402,933           2,874,076
                                          ------------    ------------    ------------    ----------------
                                             8,234,943       6,901,439       5,334,267          88,267,788
                                          ------------    ------------    ------------    ----------------

Loss before state tax benefit               (8,127,557)     (6,749,895)     (5,292,154)        (85,936,153)

State tax benefit                              317,382         287,975         221,847           2,619,542
                                          ------------    ------------    ------------    ----------------

      Net loss                            $ (7,810,175)   $ (6,461,920)   $ (5,070,307)   $    (83,316,611)
                                          ============    ============    ============    ================

Loss per basic and diluted common share   $      (0.21)   $      (0.18)   $      (0.17)
                                          ============    ============    ============

Weighted average number of shares
  outstanding                               37,308,000      35,379,000      29,438,000
                                          ============    ============    ============

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)

                           Period from August 24, 1981
                      (Date of Inception) to July 31, 2006


                                                      Common Stock
                                                  ---------------------
                                                                                                            Deficit
                                                                                                          Accumulated
                                                                            Capital In        Common        During
                                                   Number of               Excess of par    Stock to be   Development
                                                    Shares      Amount         Value          Issued         Stage
                                                  ----------    -------    -------------    -----------   -----------
Issuance of shares to officers and stockholders
  for equipment, research and development, and
  expense reimbursement                              712,500    $   713    $     212,987           --     $        --
Issuance of shares for organizational legal
   service                                            50,000         50            4,950           --              --
Sale of shares for cash, net                          82,143         82          108,418           --              --
Adjustment for 3 for 2 stock split declared
   September 8, 1982                                 422,321        422             (422)          --              --
Net loss                                                  --         --               --           --        (121,486)
                                                  ----------    -------    -------------    ---------     -----------
Balance at July 31, 1982                           1,266,964      1,267          325,933           --        (121,486)

Issuance of shares for equipment                      15,000         15           13,985           --              --
Sale of shares to private investors                   44,196         44           41,206           --              --
Sale of shares in public offering, net               660,000        660        1,307,786           --              --
Issuance of shares under stock grant program          20,000         20          109,980           --              --
Exercise of warrants, net                              1,165          1            3,494           --              --
Net loss                                                  --         --               --           --        (558,694)
                                                  ----------    -------    -------------    ---------     -----------
Balance at July 31, 1983                           2,007,325      2,007        1,802,384           --        (680,180)

Exercise of warrants, net                            287,566        287          933,696           --              --
Issuance of shares under stock grant program          19,750         20          101,199           --              --
Issuance of shares under stock bonus plan for
   directors and consultants                         130,250        131          385,786           --              --
Net loss                                                  --         --               --           --      (1,421,083)
                                                  ----------    -------    -------------    ---------     -----------
Balance at July 31, 1984                           2,444,891      2,445        3,223,065           --      (2,101,263)

Issuance of shares under stock grant program          48,332         48          478,057           --              --
Issuance of shares under stock bonus plan for
   directors and consultants                          99,163         99          879,379           --              --
Shares canceled                                      (42,500)       (42)        (105,783)          --              --
Exercise of warrants, net                            334,957        335        1,971,012                           --
Net loss                                                  --         --               --           --      (2,958,846)
                                                  ----------    -------    -------------    ---------     -----------
Balance at July 31, 1985                           2,884,843      2,885        6,445,730           --      (5,060,109)

Issuance of shares under stock grant program          11,250         12          107,020           --              --
Issuance of shares under stock bonus plan for
   directors and consultants                          15,394         15          215,385           --              --
Exercise of warrants, net                             21,565         21           80,977           --              --
Net loss                                                  --         --               --           --      (2,138,605)
                                                  ----------    -------    -------------    ---------     -----------
Balance at July 31, 1986 (carried forward)         2,933,052      2,933        6,849,112           --      (7,198,714)


                                                                                        Total
                                                                     Deferred       Stockholders'
                                                  Subscription    compensation,        Equity
                                                   Receivable    restricted stock   (Deficiency)
                                                  ------------   ----------------   -------------
Issuance of shares to officers and stockholders
  for equipment, research and development, and
  expense reimbursement                           $         --     $        --      $     213,700
Issuance of shares for organizational legal
   service                                                  --              --              5,000
Sale of shares for cash, net                                --              --            108,500
Adjustment for 3 for 2 stock split declared
   September 8, 1982                                        --              --                 --
Net loss                                                    --              --           (121,486)
                                                  ------------     -----------      -------------
Balance at July 31, 1982                                    --              --            205,714


Issuance of shares for equipment                            --              --             14,000
Sale of shares to private investors                         --              --             41,250
Sale of shares in public offering, net                      --              --          1,308,446
Issuance of shares under stock grant program                --              --            110,000
Exercise of warrants, net                                   --              --              3,495
Net loss                                                    --              --           (558,694)
                                                  ------------     -----------      -------------
Balance at July 31, 1983                                    --              --          1,124,211

Exercise of warrants, net                                   --              --            933,983
Issuance of shares under stock grant program                --              --            101,219
Issuance of shares under stock bonus plan for
   directors and consultants                                --              --            385,917
Net loss                                                    --              --         (1,421,083)
                                                  ------------     -----------      -------------
Balance at July 31, 1984                                    --              --          1,124,247

Issuance of shares under stock grant program                --              --            478,105
Issuance of shares under stock bonus plan for
   directors and consultants                                --              --            879,478
Shares canceled                                             --              --           (105,825)
Exercise of warrants, net                                   --              --          1,971,347
Net loss                                                    --              --         (2,958,846)
                                                  ------------     -----------      -------------
Balance at July 31, 1985                                    --              --          1,388,506

Issuance of shares under stock grant program                --              --            107,032
Issuance of shares under stock bonus plan for
   directors and consultants                                --              --            215,400
Exercise of warrants, net                                   --              --             80,998
Net loss                                                    --              --         (2,138,605)
                                                  ------------     -----------      -------------
Balance at July 31, 1986 (carried forward)                  --              --           (346,669)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued


                                                      Common Stock
                                                  -------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                          Capital In       Common         During
                                                  Number of              Excess of par   Stock to be   Development
                                                    Shares     Amount        Value         Issued         Stage
                                                  ----------   -------   -------------   -----------   ------------


Balance at July 31, 1986 (brought forward)         2,933,052   $ 2,933   $   6,849,112           --    $ (7,198,714)

Exercise of warrants,net                              14,745        15         147,435           --              --
Issuance of shares under stock bonus plan for
  directors and consultants                            5,000         5          74,995           --              --
Issuance of shares for services                      250,000       250         499,750           --              --
Sale of shares to private investors, net               5,000         5          24,995           --              --
Net loss                                                  --        --              --           --      (2,604,619)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1987                           3,207,797     3,208       7,596,287           --      (9,803,333)

Issuance of shares for legal and consulting
  services                                           206,429       207         724,280           --              --
Issuance of shares under employment incentive
  program                                            700,000       700       2,449,300           --              --
Issuance of shares under stock grant program          19,000        19          66,481           --              --
Exercise of options, net                             170,000       170         509,830           --              --
Issuance of shares for litigation settlement          12,500        12          31,125           --              --
Exercise of warrants,net                              63,925        64         451,341           --              --
Sale of shares to private investors                   61,073        61         178,072           --              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --           --              --
Net loss                                                  --        --              --           --      (3,272,773)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1988                           4,440,724     4,441      12,006,716           --     (13,076,106)

Sale of shares for litigation settlement             135,000       135       1,074,703           --              --
Conversion  of debentures, net                       133,333       133         399,867           --              --
Sale of shares to private investors                  105,840       106         419,894           --              --
Exercise of options, net                               1,000         1           3,499           --              --
Issuance of shares under employment agreement        750,000       750       3,749,250           --              --
Issuance of shares under the 1989 Stock Plan          30,000        30         149,970           --              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --           --              --
Net loss                                                  --        --              --           --      (2,952,869)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1989                           5,595,897     5,596      17,803,899           --     (16,028,975)

Issuance of shares for legal and consulting
  services                                            52,463        52         258,725           --              --
Issuance of shares under the 1989 Stock Plan          56,000        56         335,944           --              --
Sale of shares for litigation settlement              50,000        50         351,067           --              --
Exercise of options at, net                          105,989       106         345,856           --              --



                                                                                         Total
                                                                     Deferred        Stockholders'
                                                  Subscription    compensation,         Equity
                                                   Receivable    restricted stock    (Deficiency)
                                                  ------------   ----------------    -------------
Balance at July 31, 1986 (brought forward)         $       --    $             --    $    (346,669)

Exercise of warrants,net                                   --                  --          147,450
Issuance of shares under stock bonus plan for
  directors and consultants                                --                  --           75,000
Issuance of shares for services                            --                  --          500,000
Sale of shares to private investors, net                   --                  --           25,000
Net loss                                                   --                  --       (2,604,619)
                                                   ----------    ----------------    -------------
Balance at July 31, 1987                                   --                  --       (2,203,838)

Issuance of shares for legal and consulting
  services                                                 --                  --          724,487
Issuance of shares under employment incentive
  program                                                  --          (2,450,000)              --
Issuance of shares under stock grant program               --                  --           66,500
Exercise of options, net                                   --                  --          510,000
Issuance of shares for litigation settlement               --                  --           31,137
Exercise of warrants,net                                   --                  --          451,405
Sale of shares to private investors                        --                  --          178,133
Amortization of deferred compensation,
  restricted stock                                         --             449,167          449,167
Net loss                                                   --                  --       (3,272,773)
                                                   ----------    ----------------    -------------
Balance at July 31, 1988                                   --          (2,000,833)      (3,065,782)

Sale of shares for litigation settlement                   --                  --        1,074,838
Conversion  of debentures, net                             --                  --          400,000
Sale of shares to private investors                        --                  --          420,000
Exercise of options, net                                   --                  --            3,500
Issuance of shares under employment agreement              --          (3,750,000)              --
Issuance of shares under the 1989 Stock Plan               --            (150,000)              --
Amortization of deferred compensation,
  restricted stock                                         --           1,050,756        1,050,756
Net loss                                                   --                  --       (2,952,869)
                                                   ----------    ----------------    -------------
Balance at July 31, 1989                                   --          (4,850,077)      (3,069,557)

Issuance of shares for legal and consulting
  services                                                 --                  --          258,777
Issuance of shares under the 1989 Stock Plan               --            (336,000)              --
Sale of shares for litigation settlement                   --                  --          351,117
Exercise of options at, net                                --                  --          345,962

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                      Common Stock
                                                  --------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                          Capital In       Common         During
                                                  Number of              Excess of par   Stock to be   Development
                                                    Shares     Amount        Value         Issued         Stage
                                                  ----------   -------   -------------   -----------   ------------

Sale of shares to private investors                   89,480   $    90   $     354,990           --    $         --
Issuance of shares under employment agreement        750,000       750       3,749,250           --              --
Conversion of debentures, net                        100,000       100         499,900           --              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --           --              --
Net loss                                                  --        --              --           --      (4,860,116)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1990                           6,799,829     6,800      23,699,631           --     (20,889,091)

Exercise of options, net                              16,720        16         108,664           --              --
Issuance of shares for legal consulting
  services                                            87,000        87         358,627           --              --
Issuance of shares under the 1989 Stock Plan         119,000       119         475,881           --              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --           --              --
Net loss                                                  --        --              --           --      (5,202,302)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1991                           7,022,549     7,022      24,642,803           --     (26,091,393)

Exercise of options at, net                            1,000         1           3,499           --              --
Sale of shares to private investors                   70,731        71         219,829           --              --
Conversion of debentures, net                         94,000        94         469,906           --              --
Issuance of shares for services                       45,734        46         156,944           --              --
Issuance of shares under the 1989 Stock Plan         104,000       104         285,896           --              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --           --              --
Net loss                                                  --        --              --           --      (4,772,826)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1992                           7,338,014     7,338      25,778,877           --     (30,864,219)

Sale of shares to private investors                  352,667       353         735,147           --              --
Issuance of shares for legal services                 49,600        50         132,180           --              --
Issuance of shares for services                        5,000         5           9,995           --              --
Issuance of shares under the 1989 Stock Plan         117,000       117         233,883           --              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --           --              --
Net loss                                                  --        --              --           --      (2,357,350)
                                                  ----------   -------   -------------    ---------    ------------
Balance at July 31, 1993                           7,862,281     7,863      26,890,082           --     (33,221,569)

Conversion of debentures, net                        425,400       425       1,701,575           --              --
Sale of shares to private investors, net             743,000       743       1,710,048           --              --
Conversion of short-term borrowings                   72,800        73         181,927           --              --
Issuance of shares for services                       16,200        16          43,334           --              --



                                                                                         Total
                                                                     Deferred        Stockholders'
                                                  Subscription    compensation,         Equity
                                                   Receivable    restricted stock    (Deficiency)
                                                  ------------   ----------------    -------------
Sale of shares to private investors               $         --   $             --    $     355,080
Issuance of shares under employment agreement               --         (3,750,000)              --
Conversion of debentures, net                               --                 --          500,000
Amortization of deferred compensation,
  restricted stock                                          --          3,015,561        3,015,561
Net loss                                                    --                 --       (4,860,116)
                                                  ------------   ----------------    -------------
Balance at July 31, 1990                                    --         (5,920,516)      (3,103,176)

Exercise of options, net                                    --                 --          108,680
Issuance of shares for legal consulting
  services                                                  --                 --          358,714
Issuance of shares under the 1989 Stock Plan                --           (476,000)              --
Amortization of deferred compensation,
  restricted stock                                          --          2,891,561        2,891,561
Net loss                                                    --                 --       (5,202,302)
                                                  ------------   ----------------    -------------
Balance at July 31, 1991                                    --         (3,504,955)      (4,946,523)

Exercise of options at, net                                 --                 --            3,500
Sale of shares to private investors                         --                 --          219,900
Conversion of debentures, net                               --                 --          470,000
Issuance of shares for services                             --                 --          156,990
Issuance of shares under the 1989 Stock Plan                --           (286,000)              --
Amortization of deferred compensation,
  restricted stock                                          --          3,046,726        3,046,726
Net loss                                                    --                 --       (4,772,826)
                                                  ------------   ----------------    -------------
Balance at July 31, 1992                                    --           (744,229)      (5,822,233)

Sale of shares to private investors                         --                 --          735,500
Issuance of shares for legal services                       --                 --          132,230
Issuance of shares for services                             --            (10,000)              --
Issuance of shares under the 1989 Stock Plan                --           (234,000)              --
Amortization of deferred compensation,
  restricted stock                                          --            664,729          664,729
Net loss                                                    --                 --       (2,357,350)
                                                  ------------   ----------------    -------------
Balance at July 31, 1993                                    --           (323,500)      (6,647,124)

Conversion of debentures, net                               --                 --        1,702,000
Sale of shares to private investors, net                    --                 --        1,710,791
Conversion of short-term borrowings                         --                 --          182,000
Issuance of shares for services                             --                 --           43,350

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued

                                                      Common Stock
                                                  --------------------
                                                                                                           Deficit
                                                                                                         Accumulated
                                                                          Capital In        Common          During
                                                  Number of              Excess of par    Stock to be    Development
                                                    Shares     Amount        Value          Issued          Stage
                                                  ----------   -------   -------------    -----------    ------------
Issuance of shares under the 1989 Stock Plan,
  for services                                         5,000   $     5   $      14,995             --    $         --
Issuance of options to related parties upon
conversion of accrued interest, payroll and
  expenses                                                --        --       3,194,969             --              --
Repurchase of stock options from related party            --        --        (198,417)            --              --
Issuance of options upon conversion of accrued
  interest                                                --        --         142,441             --              --
Common stock to be issued                                 --        --              --         50,000              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --             --              --
Net loss                                                  --        --              --             --      (2,234,428)
                                                  ----------   -------   -------------    -----------    ------------
Balance at July 31, 1994                           9,124,681     9,125      33,680,954         50,000     (35,455,997)

Sale of shares to private investors, net             961,000       961       2,023,241        (50,000)             --
Conversion of short-term borrowings                   17,600        17          43,983             --              --
Issuance of shares for services                       30,906        31          77,234             --              --
Exercise of options, net                             185,000       185         437,015             --              --
Common stock to be issued                                 --        --              --        339,008              --
Common stock to be issued, for services                   --        --              --          4,800              --
Amortization of deferred compensation,
  restricted stock                                        --        --              --             --              --
Net loss                                                  --        --              --             --      (1,993,123)
                                                  ----------   -------   -------------    -----------    ------------
Balance at July 31, 1995                          10,319,187    10,319      36,262,427        343,808     (37,449,120)

Sale of shares to private investors, net           2,953,327     2,953       8,969,655       (339,008)             --
Issuance of shares for services                       19,995        20          70,858         (4,800)             --
Exercise of options, net                             566,700       567       1,657,633             --              --
Sale of warrants                                          --        --          12,084             --              --
Issuance of options/warrants for services                 --        --          50,872             --              --
Common stock to be issued                                 --        --              --        258,335              --
Subscription receivable                                   --        --              --             --              --
Net loss                                                  --        --              --             --      (2,942,152)
                                                  ----------   -------   -------------    -----------    ------------
Balance at July 31, 1996                          13,859,209    13,859      47,023,529        258,335     (40,391,272)

Sale of shares to private investors, net             112,000       112         503,888             --              --
Issuance of options for services                          --        --          76,504             --              --
Exercise of options, net                             729,134       729       2,620,359       (258,335)             --
Exercise of warrants, net                            147,450       148         737,102             --              --
Net loss                                                  --        --              --             --      (5,018,867)
                                                  ----------   -------   -------------    -----------    ------------
Balance at July 31, 1997 (carried forward)        14,847,793    14,848      50,961,382             --     (45,410,139)


                                                                                        Total
                                                                     Deferred       Stockholders'
                                                  Subscription    compensation,        Equity
                                                   Receivable    restricted stock   (Deficiency)
                                                  ------------   ----------------   -------------
Issuance of shares under the 1989 Stock Plan,
  for services                                    $         --     $         --     $      15,000
Issuance of options to related parties upon
conversion of accrued interest, payroll and
  expenses                                                  --               --         3,194,969
Repurchase of stock options from related party              --               --          (198,417)
Issuance of options upon conversion of accrued
  interest                                                  --               --           142,441
Common stock to be issued                                   --               --            50,000
Amortization of deferred compensation,
  restricted stock                                          --          265,000           265,000
Net loss                                                    --               --        (2,234,428)
                                                  ------------     ------------     -------------
Balance at July 31, 1994                                    --          (58,500)       (1,774,418)

Sale of shares to private investors, net                    --               --         1,974,202
Conversion of short-term borrowings                         --               --            44,000
Issuance of shares for services                             --               --            77,265
Exercise of options, net                                    --               --           437,200
Common stock to be issued                                   --               --           339,008
Common stock to be issued, for services                     --               --             4,800
Amortization of deferred compensation,
  restricted stock                                          --           58,500            58,500
Net loss                                                    --               --        (1,993,123)
                                                  ------------     ------------     -------------
Balance at July 31, 1995                                    --               --          (832,566)

Sale of shares to private investors, net                    --               --         8,633,600
Issuance of shares for services                             --               --            66,078
Exercise of options, net                                    --               --         1,658,200
Sale of warrants                                            --               --            12,084
Issuance of options/warrants for services                   --               --            50,872
Common stock to be issued                                   --               --           258,335
Subscription receivable                               (254,185)              --          (254,185)
Net loss                                                    --               --        (2,942,152)
                                                  ------------     ------------     -------------
Balance at July 31, 1996                              (254,185)              --         6,650,266

Sale of shares to private investors, net                    --               --           504,000
Issuance of options for services                            --               --            76,504
Exercise of options, net                               254,185               --         2,616,938
Exercise of warrants, net                                   --               --           737,250
Net loss                                                    --               --        (5,018,867)
                                                  ------------     ------------     -------------
Balance at July 31, 1997 (carried forward)                  --               --         5,566,091

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued



                                                      Common Stock
                                                  --------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                          Capital In       Common         During
                                                  Number of              Excess of par   Stock to be   Development
                                                    Shares     Amount        Value         Issued         Stage
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 1997 (brought forward)        14,847,793   $14,848   $  50,961,382            --   $(45,410,139)

Sale of shares to private investors, net           2,337,150     2,337       4,199,877            --             --
Issuance of options for services                          --        --         199,954            --             --
Exercise of warrants, net                              4,950         5          11,080            --             --
Issuance of shares for services, net                  50,000        50          99,950            --             --
Net loss                                                  --        --              --            --     (6,387,506)
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 1998                          17,239,893    17,240      55,472,243            --    (51,797,645)

Issuance of options for services                          --        --         205,593            --             --
Issuance of shares for services, net                  46,701        46          16,359            --             --
Net loss                                                  --        --              --            --     (3,156,636)
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 1999                          17,286,594    17,286      55,694,195            --    (54,954,281)

Sale of shares to private investors, net             875,000       875         547,417            --             --
Exercise of options, net                              95,000        95          45,755            --             --
Issuance of shares for services, net                 174,965       175          92,009            --             --
Vesting of options previously issued for
  services                                                --        --         146,912            --             --
Net loss                                                  --        --              --            --     (1,722,298)
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 2000                          18,431,559    18,431      56,526,288            --    (56,676,579)

Sale of shares to private investors, net             863,331       863         955,561            --             --
Exercise of options, net                             165,555       166          83,565            --             --
Issuance of shares for services, net                  11,800        12          10,018            --             --
Exercise of convertible debentures, net              330,000       330         296,670            --             --
Issuance of warrants with convertible debt                --        --         178,807            --             --
Issuance of options for services                          --        --         160,426            --             --
Net loss                                                  --        --              --            --     (2,294,936)
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 2001                          19,802,245    19,802      58,211,335            --    (58,971,515)

Sale of shares to private investors, net           2,622,122     2,623       1,047,925            --             --
Exercise of stock options and warrants               186,000       186          92,814            --             --
Issuance of shares for services, net                  78,340        78          64,048            --             --
Exercise of convertible debentures, net               72,214        72          64,921            --             --
Vesting of options previously issued for
  services                                                --        --         173,436            --             --
Net loss                                                  --        --              --            --     (2,591,162)
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 2002 (carried forward)        22,760,921    22,761      59,654,479            --    (61,562,677)



                                                                                        Total
                                                                     Deferred       Stockholders'
                                                  Subscription    compensation,        Equity
                                                   Receivable    restricted stock   (Deficiency)
                                                  ------------   ----------------   -------------
Balance at July 31, 1997 (brought forward)        $         --      $       --      $   5,566,091

Sale of shares to private investors, net                    --              --          4,202,214
Issuance of options for services                            --              --            199,954
Exercise of warrants, net                                   --              --             11,085
Issuance of shares for services, net                        --              --            100,000

Net loss                                                    --              --         (6,387,506)
                                                  ------------      ----------      -------------
Balance at July 31, 1998                                    --              --          3,691,838

Issuance of options for services                            --              --            205,593
Issuance of shares for services, net                        --              --             16,405

Net loss                                                    --              --         (3,156,636)
                                                  ------------      ----------      -------------
Balance at July 31, 1999                                    --              --            757,200

Sale of shares to private investors, net                    --              --            548,292
Exercise of options, net                                    --              --             45,850
Issuance of shares for services, net                        --              --             92,184
Vesting of options previously issued for
  services                                                  --              --            146,912
Net loss                                                    --              --         (1,722,298)
                                                  ------------      ----------      -------------
Balance at July 31, 2000                                    --              --           (131,860)

Sale of shares to private investors, net                    --              --            956,424
Exercise of options, net                                    --              --             83,731
Issuance of shares for services, net                        --              --             10,030
Exercise of convertible debentures, net                     --              --            297,000
Issuance of warrants with convertible debt                  --              --            178,807
Issuance of options for services                            --              --            160,426
Net loss                                                    --              --         (2,294,936)
                                                  ------------      ----------      -------------
Balance at July 31, 2001                                    --              --           (740,378)

Sale of shares to private investors, net                    --              --          1,050,548
Exercise of stock options and warrants                      --              --             93,000
Issuance of shares for services, net                        --              --             64,126
Exercise of convertible debentures, net                     --              --             64,993
Vesting of options previously issued for
  services                                                  --              --            173,436
Net loss                                                    --              --         (2,591,162)
                                                  ------------      ----------      -------------
Balance at July 31, 2002 (carried forward)                  --              --         (1,885,437)

                              ALFACELL CORPORATION
                          (A Development Stage Company)

            Statement of Stockholders' Equity (Deficiency), Continued


                                                      Common Stock
                                                  --------------------
                                                                                                          Deficit
                                                                                                        Accumulated
                                                                          Capital In        Common        During
                                                  Number of              Excess of par   Stock to be    Development
                                                    Shares     Amount        Value          Issued         Stage
                                                  ----------   -------   -------------   -----------   ------------
Balance at July 31, 2002 (brought forward)        22,760,921   $22,761   $  59,654,479          --     $(61,562,677)

Sale of shares to private investors, net           1,315,000     1,315         652,312          --               --
Exercise of stock options and warrants               764,000       764         376,896          --               --
Issuance of shares for payment of accounts
  payable                                            186,208       186          94,037          --               --
Issuance of options for services rendered                 --        --          75,521          --               --
Vesting of options previously issued for
  services                                                --        --          10,038          --               --
Issuance of warrants in connection with
  debt issuances                                          --        --         594,219          --               --
Net loss                                                  --        --              --          --       (2,411,532)
                                                  ----------   -------   -------------     -------     ------------
Balance at July 31, 2003                          25,026,129    25,026      61,457,502          --      (63,974,209)

Sale of shares to private investors, net           3,035,200     3,036      10,732,942          --               --
Exercise of stock options and warrants             3,100,160     3,100       4,155,397          --               --
Issuance of shares for payment of accounts
  payable                                             14,703        15          52,161          --               --
Issuance of shares for conversion of
  subordinated debentures                          3,042,817     3,043         924,829          --               --
Issuance of shares for services rendered             128,876       128         288,372          --               --
Issuance of options for services rendered                 --        --         280,612          --               --
Net loss                                                  --        --              --          --       (5,070,307)
                                                  ----------   -------   -------------     -------     ------------
Balance at July 31, 2004                          34,347,885    34,348      77,891,815          --      (69,044,516)

Exercise of stock options and warrants, net          438,372       438         306,717          --               --
Issuance of shares and warrants for conversion
  of subordinated debentures                       1,744,978     1,745         462,754          --               --
Issuance of shares for services rendered               3,000         3          13,497          --               --
Issuance of options and warrants for
  services rendered                                       --        --          16,789          --               --
Net loss                                                  --        --              --          --       (6,461,920)
                                                  ----------   -------   -------------     -------     ------------
Balance at July 31, 2005                          36,534,235    36,534      78,691,572          --      (75,506,436)

Sale of shares to private investors, net           6,632,099     6,632      10,977,288          --               --
Exercise of stock options and warrants, net        1,122,827     1,123       1,347,201          --               --
Issuance of stock options and warrants for
  services rendered                                       --        --       1,489,264          --               --
Net loss                                                  --        --              --          --       (7,810,175)
                                                  ----------   -------   -------------     -------     ------------
Balance at July 31, 2006                          44,289,161   $44,289   $  92,505,325          --     $(83,316,611)
                                                  ==========   =======   =============     =======     ============



                                                                                          Total
                                                                      Deferred        Stockholders'
                                                  Subscription      compensation,        Equity
                                                   Receivable     restricted stock    (Deficiency)
                                                  -------------   -----------------   -------------
Balance at July 31, 2002 (brought forward)        $          --      $        --      $  (1,885,437)

Sale of shares to private investors, net                     --               --            653,627
Exercise of stock options and warrants                       --               --            377,660
Issuance of shares for payment of accounts
  payable                                                    --               --             94,223
Issuance of options for services rendered                    --               --             75,521
Vesting of options previously issued for
  services                                                   --               --             10,038
Issuance of warrants in connection with
  debt issuances                                             --               --            594,219
Net loss                                                     --               --         (2,411,532)
                                                  -------------      -----------      -------------
Balance at July 31, 2003                                     --               --         (2,491,681)

Sale of shares to private investors, net                     --               --         10,735,978
Exercise of stock options and warrants                       --               --          4,158,497
Issuance of shares for payment of accounts
  payable                                                    --               --             52,176
Issuance of shares for conversion of
  subordinated debentures                                    --               --            927,872
Issuance of shares for services rendered                     --               --            288,500
Issuance of options for services rendered                    --               --            280,612
Net loss                                                     --               --         (5,070,307)
                                                  -------------      -----------      -------------
Balance at July 31, 2004                                     --               --          8,881,647

Exercise of stock options and warrants, net                  --               --            307,155
Issuance of shares and warrants for conversion
  of subordinated debentures                                 --               --            464,499
Issuance of shares for services rendered                     --               --             13,500
Issuance of options and warrants for
  services rendered                                          --               --             16,789
Net loss                                                     --               --         (6,461,920)
                                                  -------------      -----------      -------------
Balance at July 31, 2005                                     --               --          3,221,670

Sale of shares to private investors, net                     --               --         10,983,920
Exercise of stock options and warrants, net                  --               --          1,348,324
Issuance of stock options and warrants for
  services rendered                                          --               --          1,489,264
Net loss                                                     --               --         (7,810,175)
                                                  -------------      -----------      -------------
Balance at July 31, 2006                          $          --      $        --      $   9,233,003
                                                  =============      ===========      =============


See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows

                    Years ended July 31, 2006, 2005 and 2004
                       and the Period from August 24, 1981
                      (Date of Inception) to July 31, 2006

                                                                                                           August 24, 1981
                                                                                                         (date of inception)
                                                                                                                 to
                                                                                                              July 31,
                                                                2006           2005           2004              2006
                                                            -----------    -----------    -----------    -------------------
Cash flows from operating activities:
  Net loss                                                  $(7,810,175)   $(6,461,920)   $(5,070,307)   $       (83,316,611)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Gain on sale of marketable equity securities                 --             --             --                (25,963)
        Depreciation and amortization                            29,703         28,917          9,549              1,619,977
        Loss on disposal of property and equipment                   --             --             --                 18,926
        Issuance of common stock, stock options
          and warrants for services rendered                  1,489,264         30,289        569,112              8,206,277
        Amortization of debt discount                                --         34,120        316,688                594,219
        Amortization of deferred compensation                        --             --             --             11,442,000
        Changes in assets and liabilities:
         (Increase) decrease in other current assets            129,846       (132,165)       (54,668)              (126,957)
         Increase in loans receivable, related party             (9,528)        (9,527)        (9,528)               (74,819)
         Increase in loans and interest payable,
           related party                                             --             --             --                744,539
         Increase (decrease) in accounts payable                889,907       (145,337)      (105,653)             1,792,805
         Increase in accrued payroll and
           expenses, related parties                                 --             --             --              2,348,145
         Increase (decrease) in accrued expenses                 23,564        722,985       (669,901)             2,026,139
                                                            -----------    -----------    -----------    -------------------
               Net cash used in operating activities         (5,257,419)    (5,932,638)    (5,014,708)           (54,751,323)
                                                            -----------    -----------    -----------    -------------------

Cash flows from investing activities:
        Purchase of marketable equity securities                     --             --             --               (290,420)
        Purchase of short-term investments                           --             --             --             (1,993,644)
        Proceeds from sale of marketable
          equity securities                                          --             --             --                316,383
        Proceeds from sale of short-term investments                 --             --             --              1,993,644
        Purchase of property and equipment                      (19,236)       (52,529)       (53,537)            (1,532,138)
        Patent costs                                                 --             --             --                (97,841)
                                                            -----------    -----------    -----------    -------------------
               Net cash used in investing activities            (19,236)       (52,529)       (53,537)            (1,604,016)
                                                            -----------    -----------    -----------    -------------------

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                                                             August 24, 1981
                                                                                                           (date of inception)
                                                                                                                   to
                                                                                                                July 31,
                                                                     2006          2005          2004             2006
                                                                 -----------   -----------   -----------   -------------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                            $        --   $        --   $        --   $           874,500
  Payment of short-term borrowings                                        --            --            --              (653,500)
  Increase in loans payable, related party, net                           --            --            --             2,628,868
  Proceeds from bank debt and other long-term
    debt, net of deferred debt costs                                      --            --            --             3,667,460
  Reduction of bank debt and long-term debt                               --        (6,731)       (8,673)           (2,966,568)
  Proceeds from issuance of common stock, net                     10,983,920            --    10,735,978            51,734,236
  Proceeds from exercise of stock options
    and warrants, net                                              1,348,324       307,155     4,158,497            11,874,890
  Proceeds from issuance of convertible
    debentures, related party                                             --            --            --               297,000
  Proceeds from issuance of convertible
    debentures, unrelated party                                           --            --            --               416,993
                                                                 -----------   -----------   -----------   -------------------
        Net cash provided by financing activities                 12,332,244       300,424    14,885,802            67,873,879
                                                                 -----------   -----------   -----------   -------------------
        Net increase (decrease) in cash and cash
          equivalents                                              7,055,589    (5,684,743)    9,817,557            11,518,540
Cash and cash equivalents at beginning of period                   4,462,951    10,147,694       330,137                    --
                                                                 -----------   -----------   -----------   -------------------
Cash and cash equivalents at end of period                       $11,518,540   $ 4,462,951   $10,147,694   $        11,518,540
                                                                 ===========   ===========   ===========   ===================

Supplemental disclosure of cash flow
  information - interest paid                                    $       112   $       305   $     6,375   $         1,714,130
                                                                 ===========   ===========   ===========   ===================

Noncash financing activities:
  Issuance of convertible subordinated debenture
    for loan payable to officer                                  $        --   $        --   $        --   $         2,725,000
                                                                 ===========   ===========   ===========   ===================

  Issuance of common stock upon the conversion
    of convertible subordinated debentures, related party        $        --   $        --   $        --   $         3,242,000
                                                                 ===========   ===========   ===========   ===================

  Conversion of short-term borrowings to common stock            $        --   $        --   $        --   $           226,000
                                                                 ===========   ===========   ===========   ===================


  Conversion of accrued interest, payroll and
    expenses by related parties to stock options                 $        --   $        --   $        --   $         3,194,969
                                                                 ===========   ===========   ===========   ===================

  Repurchase of stock options from related party                 $        --   $        --   $        --   $          (198,417)
                                                                 ===========   ===========   ===========   ===================

  Conversion of accrued interest to stock options                $        --   $        --   $        --   $           142,441
                                                                 ===========   ===========   ===========   ===================

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       Statements of Cash Flows, Continued

                                                                                                             August 24, 1981
                                                                                                           (date of inception)
                                                                                                                   to
                                                                                                                July 31,
                                                                     2006          2005          2004             2006
                                                                 -----------   -----------   -----------   -------------------
Conversions of accounts payable to common stock                  $        --   $        --   $    52,176   $           506,725
                                                                 ===========   ===========   ===========   ===================

Conversion of notes payable, bank and accrued
  interest to long-term debt                                     $        --   $        --   $        --   $         1,699,072
                                                                 ===========   ===========   ===========   ===================


Conversion of loans and interest payable,
related party and accrued payroll and expenses,
related parties to long-term accrued payroll
  and other, related party                                       $        --   $        --   $        --   $         1,863,514
                                                                 ===========   ===========   ===========   ===================

Issuance of common stock and warrants upon the
conversion of convertible subordinated
  debentures and accrued interest, other                         $        --   $   464,499   $   927,872   $         1,584,364
                                                                 ===========   ===========   ===========   ===================

Issuance of common stock for services rendered                   $        --   $        --   $        --   $             2,460
                                                                 ===========   ===========   ===========   ===================

Issuance of warrants with notes payable                          $        --   $        --   $        --   $           594,219
                                                                 ===========   ===========   ===========   ===================

See accompanying notes to financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                    Years ended July 31, 2006, 2005 and 2004
                       and the Period From August 24, 1981
                      (Date of Inception) to July 31, 2006

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

      Cash Equivalents

      The Company considers all highly-liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Cash equivalents are in excess of the federally insured amount.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

      Earnings (Loss) Per Common Share

      "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's Basic and Diluted per share amounts are the same since the Company has net losses in all periods and the assumed exercise of stock options and warrants prior to July 31, 2006 would be anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 21,949,948, 16,242,519 and 14,329,413 at July 31, 2006, 2005 and 2004,
      respectively.

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

      Stock Option Plans

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allowed an entity to continue to measure compensation cost for stock options granted to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option was granted (or at an appropriate subsequent measurement date) over the amount the employee had to pay to acquire the stock, if such amounts differed materially from the historical amounts. Prior to August 1, 2005, the Company had elected to continue to account for employee stock options using the intrinsic value method under APB 25. As the exercise price of all options granted under the stock option plans was equal to the market value of the underlying common stock on the grant date, no stock-based employee compensation cost had been recognized in the statement of operations for the years ended July 31, 2005 and 2004.

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123. The new standard requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the date of grant. The Company adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered. The Company recorded approximately $1,318,000 or $.04 per basic and diluted common share of stock-based compensation expense for employees under SFAS 123R for the fiscal year ended July 31, 2006. Had the Company accounted for its stock-based awards under the fair value method for the fiscal years ended July 31, 2005 and 2004 the pro forma impact to its financial statements would have been as follows:

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

1)    Summary of Significant Accounting Policies, (Continued)

             Net loss:                                                               2005               2004
                                                                                     ----               ----
              As reported                                                        $(6,461,920)      $(5,070,307)
              Total stock-based employee compensation expense
            determined under a fair value based method for all
            awards, net of related tax effects                                    (3,278,082)       (1,489,721)
                                                                                  -----------       -----------
              Pro forma                                                          $(9,740,002)      $(6,560,028)
                                                                                 ============      ============
             Basic and diluted loss per common share:
              As reported                                                            $ (0.18)          $ (0.17)
              Pro forma                                                                (0.28)            (0.22)

      For options granted to employees during the fiscal years ended 2006, 2005 and 2004, the per option weighted-average fair value at the grant date was $1.27, $3.87 and $4.36, respectively, and the per option weighted average exercise price was $1.69, $4.40 and $5.26, respectively. The fair value of the stock options at the grant date was estimated using the Black-Scholes options pricing model based on the weighted-average assumptions as noted in the following table. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected stock price volatility is based on historical volatility of the Company's stock price. The expected term until exercise is derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. As of July 31, 2006, there was approximately $2,318,000 of total unrecognized compensation cost related to unvested options granted that is expected to be recognized over a weighted average period of 1.16 years.

                                                             2006             2005           2004
                                                             ----             ----           ----
               Expected dividend yield                        0%               0%             0%
               Risk-free interest rate                       4.4%             4.25%          4.00%
               Expected stock price volatility               95.6%            95.2%          78.0%
               Expected term until exercise (years)          5.33             9.56           6.86

      Shares, warrants or options issued to non-employees for services are accounted for through charges to expense over the service period based on their fair market value determined using the Black-Scholes option pricing model in accordance with SFAS 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services."

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(1)   Summary of Significant Accounting Policies, (Continued)

      Accounting Changes and Error Corrections

      The FASB has issued FASB Statement No. 154, Accounting Changes and Error Corrections ("FAS 154"). The new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, FAS 154 provides for correction of errors in previously issued financial statements should be termed "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made for fiscal years beginning after June 1, 2005. The Company adopted FAS 154 on August 1, 2005.

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

(2)   Liquidity

      The Company has reported net losses of approximately $7,810,000, $6,462,000, and $5,070,000 for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. The loss from date of inception, August 24, 1981 to July 31, 2006, amounts to $83,317,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations from equity financing. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. During the fiscal year ended July 31, 2006, the Company received net proceeds of approximately $12.3 million as a result of private placements of common stock and warrants and from exercises of stock options and warrants. The Company expects that such net proceeds together with its cash reserves, will be sufficient to fund its operations through July 31, 2008 based on its expected level of expenditures. The Company may also obtain additional capital through the exercise of outstanding options and warrants and the sale of its tax benefits, although it cannot provide any assurance of such exercises or sale or the amount of capital it will receive, if any.

(3)   Property and Equipment

      Property and equipment, at cost, consists of the following at July 31:

                                                                  2006           2005
                                                                  ----           ----
      Laboratory equipment                                     $ 774,757       $ 769,760
      Office equipment                                           288,053         273,814
      Leasehold improvements                                      97,833          97,833
                                                               ---------       ---------
      Total                                                    1,160,643       1,141,407
      Less accumulated depreciation and amortization           1,090,715       1,061,012
                                                               ---------       ---------
         Property and equipment, net                           $  69,928       $  80,395
                                                               =========       =========

(4)   Long-term Debt

      During the fiscal year ended July 31, 2004, the principal and accrued interest on 8% convertible notes payable (see Note 7) in an aggregate amount of $927,872 were converted resulting in the issuance of 3,042,817 shares of common stock and 3,733,839 five year warrants with exercise prices ranging from $1.00 to $1.10 per share.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(4)   Long-term Debt, (Continued)

      During the fiscal year ended July 31, 2005, the principal and accrued interest on 8% convertible notes payable (see Note 7) in an aggregate amount of $464,499 were converted resulting in the issuance of 1,744,978 shares of common stock and 2,044,978 five year warrants with an exercise price of $1.00 per share.

(5)   Related Party Transactions

      Amounts due from the Company's CEO totaling $170,870 and $161,342 at July 31, 2006 and 2005, respectively, are classified as a long-term asset in Loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the fiscal years ended July 31, 2006, 2005 and 2004, the Company earned 8% interest in the amount of approximately $9,500 on the unpaid principal balance.

(6)   Leases

      The Company leases its facility on a month-to-month basis and its office equipment for five years pursuant to a lease which expires in 2010. Rent expense charged to operations was $148,000, $139,000 and $136,000 in each of fiscal years ended July 31, 2006, 2005 and 2004, respectively.

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

      During the fiscal year ended July 31, 2001, the Company sold an aggregate of 863,331 shares of common stock to private investors at prices ranging from $0.90 to $1.50 per share resulting in net proceeds of $956,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 696,665 shares of common stock at per share exercise prices ranging from $1.50 to $3.00. The warrants will expire during the period commencing July 2004 and ending in October 2006. As of July 31, 2006, 166,666 of these warrants expired and 222,222 were exercised.

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

      During the fiscal year ended July 31, 2001, the Company issued 330,000 shares of common stock upon the conversion of convertible notes from related parties at $0.90 per share. In addition, upon conversion, the related parties were granted three-year warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $2.50 per share. The estimated value of these warrants in the amount of $108,900 was recorded by the Company as interest expense during the fiscal year ended July 31, 2001. In October 2001, the board of directors approved a change of the 330,000 warrants from three-year warrants to five-year warrants and the exercise price from $2.50 per share to $1.50 per share to conform with private placements to unrelated parties. These warrants were exercised as of July 31, 2006.

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

      During the fiscal year ended July 31, 2002, the Company sold an aggregate of 2,622,122 shares of common stock to private investors at prices ranging from $0.35 to $0.90 per share resulting in net proceeds of $1,050,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 2,673,422 shares of common stock at per share exercise prices ranging from $0.75 to $1.50. The warrants will expire during the period commencing August 2006 and ending in June 2007. As of July 31, 2006, 1,032,819 of these warrants were exercised.

      During the fiscal year ended July 31, 2002, the Company issued warrants to purchase 1,500,000 shares of common stock to Roan Meyers Associates L.P. for an aggregate warrant purchase price of $1,500 in connection with the engagement of Roan Meyers to render advisory services. Of these warrants, 250,000 were exercisable at $.50 per share, 650,000 were exercisable at $1.00 per share and 600,000 were exercisable at $1.50 per share. In February 2002, the Company recorded an expense equal to the fair market value of the first 500,000 warrants which vested immediately, based upon the fair value of such warrants as estimated by Black-Scholes pricing model ($153,300), less the $1,500 received from the sale of the warrants. The remaining 1,000,000 warrants were to become exercisable if Roan Meyers was successful in helping the Company raise capital. However, Roan Meyers was not successful in raising additional capital from a third party. During the fiscal year ended July 31, 2002, Roan Meyers exercised warrants to purchase an aggregate of 186,000 shares of common stock, at an exercise price of $0.50 per share, resulting in aggregate gross proceeds of $93,000 to the Company. During the fiscal year ended July 31, 2003, the vesting of the 600,000 warrants was amended to vest immediately and the exercise price was amended from $1.50 to $0.50 per share due to the price change of the Company's common stock. Roan Meyers exercised these warrants and was issued 600,000 shares of common stock. The Company also issued 40,000 shares of common stock upon the exercise of warrants by Roan Meyers at an exercise price of $.50 per share. The Company realized aggregate gross proceeds of $320,000 from these capital raising transactions. During the fiscal year ended July 31, 2004, the exercise price of 250,000 warrants was amended from $1.00 to $0.50 per share due to the price change of the Company's common stock and the vesting of the 400,000 warrants was amended to vest immediately. Roan Meyers exercised the remaining 674,000 warrants which resulted in the issuance of 674,000 shares of common stock by the Company. The Company realized gross proceeds of $537,000 in this capital raising transaction.

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

      During the fiscal year ended July 31, 2003, the Company issued 8% convertible notes payable to unrelated parties with principal balances totaling an aggregate of $915,000. These notes payable were due to mature on various dates from April 2004 through May 2005 and were convertible into the Company's common stock at conversion prices ranging from $0.20 to $0.50 per share and an equal number of five year warrants with an exercise price of $1.00 per share. With the issuance of the notes payable, the Company issued to the unrelated parties five year warrants to purchase an aggregate of 665,000 shares of the Company's common stock, at an exercise price of $0.60 per share. In addition, the Company issued on the due date of the notes payable five year warrants to purchase an aggregate of 915,000 shares of the Company's common stock at per share exercise prices of $1.00 and $1.10. The Company valued these warrants at a total of $219,259 based on the fair value determined by using the Black-Scholes method relative to the fair value of the notes payable. At the issuance dates of the notes payable, the fair market values of the Company's shares exceeded the effective conversion prices. Accordingly, the Company initially increased additional paid-in capital by $219,259 for the relative fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants. The Company also increased its additional paid-in capital and debt discount by $374,960 for beneficial conversion rights issued in connection with the issuances of these notes.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2003, the Company sold an aggregate of 1,315,000 shares of common stock to private investors at prices ranging from $0.20 to $0.73 per share resulting in net proceeds of $653,627 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 1,315,000 shares of common stock at per share exercise prices ranging from $1.00 to $1.50. The warrants will expire during the period commencing January 2008 and ending in October 2008. As of July 31, 2006, 820,000 of these warrants were exercised.

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

      During the fiscal year ended July 31, 2004, the Company entered into a two-part financing agreement with SF Capital Partners, Ltd. for the private placement of 1,704,546 shares of common stock and warrants to purchase 852,273 shares of common stock, at an exercise price of $1.50 per share. As consideration, the Company received $1,500,000. In addition, the Company granted SF Capital Partners, Ltd. a warrant to invest an additional $1,500,000 to purchase the Company's common stock at an exercise price based upon a 20-day trailing average of the closing price per share of the Company's common stock (the "Additional Warrants"). During the fiscal year ended July 31, 2004, SF Capital Partners, Ltd. exercised the Additional Warrants at a 20-day trailing average exercise price of $3.96 which resulted in gross proceeds of $1,500,000 and the issuance of 379,170 shares of common stock and an Exercise Warrant to purchase an additional 189,585 shares of common stock at a per share exercise price of $4.75. The Company also issued an aggregate of 53,876 shares of restricted common stock to a third party as finder's fee. During the fiscal year ended July 31, 2006, the exercise price of the Exercise Warrant to purchase an additional 189,585 shares of common stock was reduced from $4.75 to $2.88 per share. As of July 31, 2006, none of these options were exercised.

      During the fiscal year ended July 31, 2004, the Company issued 25,000 five-year stock options to a board member as payment for non-board related services and 110,000 five-year stock options to various consultants for services rendered. The options vested immediately and have a per share exercise price of $3.46. The Company recorded a total of $275,377 non-cash expenses for these options, based upon the fair value on the date of the issuance as estimated by the Black-Scholes options pricing model. As of July 31, 2006, 5,000 of these options were exercised.

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

      During the fiscal year ended July 31, 2004, the Company issued 1,210,654 shares of common stock to an existing institutional investor, resulting in gross proceeds of $10,000,000 to the Company. In addition, the institutional investor was granted five-year warrants to purchase 1,210,654 shares of Common Stock at an exercise price of $12.39 per share. The Company paid a 5% finder's fee to a third party in connection with the private placement, which included a five-year warrant to purchase 60,533 shares of common stock at an exercise price of $12.39 per share. During the fiscal year ended July 31, 2006, the exercise price of the warrants to purchase an aggregate of 1,185,000 shares of common stock was reduced from $12.39 to $2.88 per share.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)   Stockholders' Equity, (Continued)

      During the fiscal year ended July 31, 2005, the Company issued an aggregate of 20,000 ten-year stock options to consultants as payment for continuing services. The options will vest 25% each year starting on the first anniversary of the commencement of the services of the consultants provided they remain as consultants on the relevant vesting dates. The stock options have an exercise price of $2.05 per share. The Company recorded a total of $3,237 of non-cash expense for these options, based upon the fair value at July 31, 2005 as estimated by the Black-Scholes option pricing model. During the fiscal year ended July 31, 2006, the Company recorded under EITF 96-18, a total of $15,066 of non-cash expense for these options.

      During the fiscal year ended July 31, 2006, the Company issued an aggregate of 1,122,827 shares of common stock upon the exercise of warrants and stock options by unrelated parties, consultants, employees, directors and an executive officer at per share exercise prices ranging from $0.26 to $3.46. The Company realized aggregate gross proceeds of $1,348,324 from these exercises.

      During the fiscal year ended July 31, 2006, the Company issued 25,000 ten-year stock options to a consultant as payment for services rendered. The options vested immediately and have an exercise price of $1.32 per share. The Company recorded a total of $23,166 of non-cash expense for these options.

      During the fiscal year ended July 31, 2006, the Company issued 50,000 five-year stock options to a consultant as payment for services to be rendered. These options vest over a one year period, 50% of which vested immediately and 12.5% will vest equally for the next four quarters following the grant date. The stock options have an exercise price of $2.04 per share and are subject to variable accounting under EITF 96-18. The fair value of these options is being expensed over the service period. During the fiscal year ended July 31, 2006, the Company recorded a total of $74,253 of non-cash expense for these options.

      During the fiscal year ended July 31, 2006, the Company issued 25,000 ten-year stock options to a consultant as payment for services rendered. The options vested immediately and have an exercise price of $3.37 per share. The Company recorded a total of $58,387 of non-cash expense for these options.

      During the fiscal year ended July 31, 2006, the Company issued 174,927 shares of restricted common stock to a private investor resulting in gross proceeds of $600,000 to the Company for a purchase price of $3.43 per share.

      During the fiscal year ended July 31, 2006, the Company completed a private placement to various institutional investors which resulted in the issuance of an aggregate of 6,457,172 shares of restricted common stock for a purchase price of $1.75 per share. The institutional investors also received warrants to purchase up to an additional 6,457,172 shares of common stock of the Company. The fair value of the warrants at the grant date was approximately $12,962,000 as estimated using the Black-Scholes options pricing model. The warrants have a term of five years and were issued in two separate series. The first series of warrants (to purchase 3,228,590 shares of common stock) are exercisable beginning on January 19, 2007, and the second series of warrants (to purchase 3,228,582 shares of common stock) are also exercisable beginning on January 19, 2007. Both sets of warrants have an exercise price equal to $2.88 per share. If the Company enters into a strategic corporate collaboration as outlined in the second series of warrants by December 31, 2006, the second series of warrants will be cancelled upon notification by the Company to the holders of the warrants that it has entered into such an agreement prior to such date. The Company received net proceeds of approximately $10,384,000 from this private placement. The Company filed a registration statement on Form S-3 to register the resale of the shares and the shares issuable upon exercise of the warrants, which was declared effective in August 2006. If the Company had failed to file the registration statement, request effectiveness of the registration statement, respond to comments of the Securities and Exchange Commission, or cause the registration statement to be declared effective in a timely manner in accordance with the provisions of the registration rights agreement between the Company and the investors, or if the registration statement ceases to remain effective, or the investors are otherwise not permitted to utilize the prospectus in the registration statement to resell the

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(7)   Stockholders' Equity, (Continued)

      securities for more than 15 consecutive calendar days or more than an aggregate of 25 calendar days during any 12-month period (which need not be consecutive calendar days), then the Company must pay to each investor an amount, in cash, as partial liquidated damages and not as a penalty, equal to 2% of the aggregate purchase price paid by such investor for any securities registered on the registration statement that are then held by such investor monthly until the failure is cured. However, the Company shall not be required to pay partial liquidated damages to the investor in excess of 10% of the purchase price such investor paid for the registered securities. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon to the investor at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law), accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

(8)   Common Stock Warrants

      During the fiscal years 1988 and 1991, the Board of Directors granted stock purchase warrants to acquire a maximum of 400,000 shares of common stock at $5.00 per share which were not exercised and have since expired.

      The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal years 1994 through 2006:

                                                                Warrants    Exercise Price       Expiration
                                                                --------    --------------       ----------
          Sold in March 1994 Private Placement                   800,000    $    5.00        3/21/97 to 6/21/97
                                                               ---------
      Outstanding at July 31, 1994                               800,000         5.00        3/21/97 to 6/21/97
          Sold in September 1994 Private Placement               288,506         5.50        12/9/97 to 12/14/97
          Sold in October 1994 Private Placement                  40,000         5.50              1/21/98
          Sold in September 1995 Private Placement                47,405         4.00              10/1/98
                                                               ---------
      Outstanding and exercisable at July 31, 1995             1,175,911     4.00 - 5.50     3/21/97 to 10/1/98
          Issued to bank in connection with an amendment
             to the Company's term loan                           10,000         4.19              8/31/97
          Sold in September 1995 Private Placement                 8,540         4.00              10/1/98
          Sold in June 1996 Private Placement                    313,800         7.50        8/29/99 to 9/10/99
                                                               ---------
      Outstanding and exercisable at July 31, 1996             1,508,251     4.00 - 7.50     3/21/97 to 9/10/99
          Exercised                                             (147,450)        5.00        3/21/97 to 6/21/97
          Expired                                               (652,550)        5.00        3/21/97 to 6/21/97
                                                               ---------
      Outstanding and exercisable at July 31, 1997               708,251     4.00 - 7.50     12/9/97 to 9/10/99
          Sold in February 1998 Private Placement              1,168,575         2.50              8/17/01
          Issued to the Placement Agent in connection
             with the February 1998 Private placement            350,574     2.20 - 2.50           8/17/01
          Exercised                                               (4,950)    2.20 - 2.50           5/19/01
          Expired                                               (338,506)    4.19 - 5.50     8/31/97 to 1/21/98
                                                               ---------
      Outstanding and exercisable at July 31, 1998             1,883,944     2.20 - 7.50     10/1/98 to 8/17/01
          Expired                                                (55,945)        4.00              10/1/98
          Sold in February 2000 Private Placement                875,000     1.03 - 4.55     5/28/03 to 5/28/05
          Expired                                               (313,800)        7.50        8/30/99 to 9/11/99
                                                               ---------
      Outstanding and exercisable at July 31, 2000             2,389,199     1.03 - 4.55     5/19/01 to 5/28/05
          Sold in various private placements                     696,665     1.50 - 3.00     7/07/04 to 10/30/06
          Issued to related parties upon conversion of note
            payable                                              330,000         1.50             7/07/06
                                                               ---------
      Outstanding and exercisable at July 31, 2001             3,415,864     1.03 - 4.55     8/17/01 to 10/30/06

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


(8)   Common Stock Warrants, (Continued)

                                                               Warrants    Exercise Price        Expiration
                                                               --------    --------------        ----------
         Expired                                              (1,514,199)    2.20 - 2.50           8/17/01
         Sold in various private placements                    2,673,422     0.75 - 1.50     11/03/06 to 9/10/07
         Issued to vendor upon settlement of accounts
            payable                                               55,556         1.50              8/15/06
         Issued to unrelated party for advisory services       1,500,000     0.50 - 1.50           2/6/07
         Exercised                                              (186,000)        0.50              2/6/07
         Issued to unrelated parties upon conversion of
            notes payable                                         72,214         1.50             10/31/06
         Issued to unrelated parties in connection with
            notes payable                                        300,000         0.60        11/13/06 to 7/29/07
                                                             -----------
     Outstanding and exercisable at July 31, 2002              6,316,857     0.50 - 4.55     5/28/03 to 9/10/07
         Expired                                                (437,500)    1.03 - 3.25           5/28/03
          Sold in various private placements                   1,315,000     1.00 - 1.50     1/24/08 to 10/31/08
          Exercised                                             (640,000)        0.50              2/6/07
          Issued to unrelated parties in connection with
            notes payable                                        665,000         0.60         9/6/07 to 3/14/08
                                                             -----------
      Outstanding and exercisable at July 31, 2003             7,219,357     0.50 - 4.55     5/28/05 to 10/31/08
          Sold in various private placements                   2,372,512     1.25 - 12.39     9/3/08 to 5/9/09
          Exercised                                           (2,014,273)    0.50 - 1.50     2/6/07 to 10/31/08
          Issued to third party as finder's fee                   60,533        12.39              5/9/09
          Issued to unrelated parties in  connection
            with conversion of notes payable                   3,733,839     1.00 - 1.10     12/4/08 to 7/15/09
                                                             -----------
      Outstanding and exercisable at July 31, 2004            11,371,968     0.60 - 12.39    5/28/05 to 7/15/09
          Exercised                                             (247,272)    0.75 - 1.25      7/16/07 to 8/5/08
          Expired                                               (437,500)    2.50 - 4.55           5/28/05
          Issued to unrelated parties in connection with
          conversion of notes payable                          2,044,978         1.00         9/14/09 to 5/6/10

          Issued to a vendor  in connection with services
            rendered                                              12,500     2.50 - 3.50           4/25/08
                                                             -----------
      Outstanding and exercisable at July 31, 2005            12,744,674     0.60 - 12.39    11/29/05 to 5/6/10
          Exercised                                             (915,582)    0.75 - 1.50      7/7/06 to 9/2/08
          Expired                                               (166,666)        3.00        11/29/05 - 12/21/05
          Sold in a private placement                          6,457,172         2.88              7/17/11
                                                             -----------
      Outstanding at July 31, 2006                            18,119,598    $0.60 - $12.39   10/7/06 to 7/17/11
                                                             ===========    ==============   ===================
      Exercisable at July 31,2006                             11,662,426    $0.60 - $12.39    10/7/06 to 5/6/10
                                                             ===========    ==============   ===================

(9)   Stock Options

      2004 Stock Incentive Plan

      The Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan") for the issuance of up to 8,500,000 shares, which provides that common stock and stock options may be granted to employees, directors and consultants. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the 2004 Plan. Options granted under the 2004 Plan will have an exercise price equal to the market value of the Company's

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Stock Options, (Continued)

      common stock on the date of the grant. The term, vesting period and time and method of exercise of options granted under the 2004 Plan are fixed by the Board of Directors or a committee thereof.

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

      Option Activity

      As of July 31, 1994, 1,703,159 options were granted and outstanding under the 1993 stock option plan.

      The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2006:

                                 Shares Available      Options       Weighted Average Exercise
                                    for Grant        Outstanding          Price Per Share
                                    ---------        -----------          ---------------
      Balance August 1, 1994        1,926,841         5,935,337              $ 3.76
        Granted                      (818,850)          818,850                2.60
        Exercised                          --          (185,000)               2.36
        Canceled/Expired                   --        (1,897,500)               4.30
                                    ---------         ---------
      Balance August 1, 1995        1,107,991         4,671,687                3.39
        Granted                      (296,205)          296,205                3.99
        Exercised                          --          (656,334)               2.92
        Canceled/Expired                6,500          (235,333)               4.89
                                    ---------         ---------
      Balance July 31, 1996           818,286         4,076,225                3.43
        Authorized by 1997 Plan     2,000,000                --                  --
        Granted                      (932,500)          932,500                4.90
        Exercised                          --          (639,500)               3.82
        Canceled/Expired              484,845          (484,845)               4.70
                                    ---------         ---------
      Balance July 31, 1997         2,370,631         3,884,380                3.56
        Granted                      (234,333)          234,333                3.31
        Canceled/Expired               91,100           (91,100)               3.81
                                    ---------         ---------
      Balance July 31, 1998         2,227,398         4,027,613                3.54
        Granted                      (595,000)          595,000                0.62
        Canceled/Expired              443,934          (555,737)               3.97
                                    ---------         ---------
      Balance July 31, 1999         2,076,332         4,066,876                3.05
        Granted                      (827,000)          827,000                0.52
        Exercised                          --           (95,000)               0.48
        Canceled/Expired              638,395        (1,031,880)               2.73
                                    ---------         ---------
      Balance July 31, 2000         1,887,727         3,766,996                2.65

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(9)   Stock Options, (Continued)

                                   Shares Available      Options      Weighted Average Exercise
                                      for Grant        Outstanding         Price Per Share
                                      ---------        -----------         ---------------
        Granted                         (447,000)          447,000               0.85
        Exercised                             --          (165,555)              0.51
        Canceled/Expired                 774,315        (1,018,557)              3.42
                                       ---------       -----------
      Balance July 31, 2001            2,215,042         3,029,884               2.24
        Granted                         (544,221)          544,221               0.69
        Canceled/Expired                 655,840          (900,081)              2.31
                                       ---------       -----------
      Balance July 31, 2002            2,326,661         2,674,024               1.90
        Granted                         (630,000)          630,000               0.50
        Exercised                             --          (124,000)              0.47
        Canceled/Expired                 485,118          (736,358)              3.09
                                       ---------       -----------
      Balance July 31, 2003            2,181,779         2,443,666               1.26
        Authorized by 2004 Stock
          Incentive Plan               8,500,000                --                 --
        Granted                       (1,388,996)        1,388,996               5.03
        Exercised                             --          (666,717)              0.98
        Canceled/Expired                (262,783)         (208,500)              3.20
                                       ---------       -----------
      Balance July 31, 2004            9,030,000         2,957,445               2.95
        Granted                       (1,073,000)        1,073,000               4.36
        Exercised                             --          (191,100)              0.75
        Canceled/Expired                 290,500          (341,500)              4.57
                                       ---------       -----------
      Balance July 31, 2005            8,247,500         3,497,845               3.35
        Granted                         (745,000)          745,000               1.76
        Exercised                             --          (207,245)              0.90
        Canceled/Expired                 171,250          (205,250)              4.67
                                       ---------       -----------
      Balance July 31, 2006            7,673,750         3,830,350            $  3.10
                                       =========       ===========            =======

      The options outstanding at July 31, 2006 will expire between August 21, 2006 and March 7, 2016 and the weighted average remaining contractual term is 5.61 years. The options exercisable at July 31, 2006 are 2,212,150 shares, the weighted average exercise price per share is $3.11 per share and the weighted average remaining contractual term is 3.84 years.

      At July 31, 2006 and 2005, the aggregate intrinsic value of stock options outstanding was approximately $1,801,000 and $2,036,000, respectively and the aggregate intrinsic value of stock options exercisable was approximately $1,396,000 and $1,540,000, respectively. Total intrinsic value of options exercised during the fiscal years ended July 31, 2006, 2005 and 2004 was approximately $320,000, $517,000 and $2,538,000, respectively.

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
                                                                  ==========    ===========

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Grant and Compensation Plans

      The Company had adopted a stock grant program effective September 1, 1981, and pursuant to said program, had reserved 375,000 shares of its common stock for issuance to key employees. The stock grant program was superseded by the 1989 Stock Plan, and no further grants will be given pursuant to the grant plan. The following stock transactions occurred under the Company's stock grant program:

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

      1989 Stock Plan

      Under the 1989 Stock Plan, one million shares of the Company's common stock were reserved for issuance as awards to employees. The 1989 Stock Plan also provided for the granting of options to purchase common stock of the Company. In addition, the 1989 Stock Plan provided for the issuance of 1,000,000 shares of the Company's common stock as grants. To be eligible for a grant, grantees must have made substantial contributions and shown loyal dedication to the Company.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(10)  Stock Grant and Compensation Plans, (Continued)

      Compensation expense was recorded for the fair value of all stock awards and grants over the vesting period. The 1994 stock award was immediately vested. There were no stock awards in fiscal year ended 1999 and the plan expired in 1999.

(11)  Income Taxes

      The Company accounts for income taxes under the provisions of SFAS 109. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), the Company had approximately $1,903,000 total available tax benefits that were saleable; of which New Jersey permitted the Company to sell approximately $356,000. In December 2005, the Company received approximately $317,000 from the sale of the $356,000 of tax benefits, which the Company recognized as tax benefits for the fiscal year ended July 31, 2006.

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

      If still available under New Jersey law, the Company will attempt to sell the remaining $1,547,000 of its tax benefits between July 1, 2006 and June 30, 2007 (state fiscal year 2007). This amount, which is a carryover of its remaining tax benefits from state fiscal year 2006 and earlier, may increase if the Company incurs additional tax losses during state fiscal year 2007. The Company can not estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much money it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

      At July 31, 2006 and 2005, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                                                     2006             2005
                                                                     ----             ----
      Deferred tax assets:
        Excess of book over tax depreciation and amortization    $     20,141     $     27,499
        Stock options                                                 598,872               --
        Temporary differences                                         282,712          167,324
        Federal and state net operating loss carryforwards         21,015,985*      19,413,740*
        Research and experimentation credit carryforwards           2,187,683*       1,955,172*
                                                                 ------------     ------------
        Total gross deferred tax assets                            24,105,393       21,563,735
        Valuation allowance                                       (24,105,393)     (21,563,735)
                                                                 ------------     ------------
        Net deferred tax assets                                  $         --     $         --
                                                                 ============     ============

      * Net of amount sold pursuant to New Jersey state tax legislation.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(11)  Income Taxes, (Continued)

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance. In 2006, 2005 and 2004 the valuation allowance increased by $2,542,000, $2,668,000, and $2,837,000, respectively.

      At July 31, 2006, the Company has federal net operating loss carryforwards of approximately $57,122,000 that expire in the years 2007 to 2026 (approximately $8,195,000 expires in the years 2007 to 2011) and state net operating loss carryforwards of approximately $26,577,000 that expire in years 2010 to 2015. The Company also has federal research and experimentation tax credit carryforwards of approximately $1,510,000 that expire in the years 2007 to 2026 (approximately $260,000 expires in the years 2007 to 2011) and state research and experimentation tax credits of approximately $678,000 that expire in the years 2014 to 2021. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986. For federal income tax purposes, the federal research tax credit expired on December 31, 2005 for new research tax credits.

(12)  Other Financial Information

      Accrued expenses as of July 31, consist of the following:

                                                        2006             2005
                                                        ----             ----

              Payroll and payroll taxes              $   87,935      $    85,181
              Professional fees                         217,764          123,200
              Clinical trial                            758,267          609,382
              Pre-clinical studies                      240,322          460,859
              Other                                       2,967            5,069
                                                     ----------      -----------
                                                     $1,307,255      $ 1,283,691
                                                     ==========      ===========

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

      The Company has product liability insurance coverage for clinical trials in the U.S. Additionally, the Company also maintains product liability insurance in Europe, in Australia and in Romania. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition of the Company.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(13)  Commitments and Contingencies, (Continued)

      Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2006:

                                                               Payments Due by Fiscal Year
                                              ----------------------------------------------------------

                                                                                               2012 and
                                    Total       2007      2008      2009      2010    2011    Thereafter
                                    -----       ----      ----      ----                      ----------
      Operating lease             $  61,392   $16,743   $16,743   $16,743   $11,163   $  --   $       --
                                  ---------   -------   -------   -------   -------   -----   ----------
      Total contractual
        cash obligations          $  61,392   $16,743   $16,743   $16,743   $11,163   $  --   $       --
                                  =========   =======   =======   =======   =======   =====   ----------

(14)  401(k) Savings Plan

      Effective October 1, 1998, the Company adopted a 401(k) Savings Plan (the "Plan"). Qualified employees may participate by contributing to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant's contribution. The Company's contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2006, 2005 and 2004, the Company's contributions to the Plan amounted to $27,810, $29,231 and $15,690, respectively.

(15)  Unaudited Quarterly Financial Data

      In connection with its audit of the Company's financial statements for the fiscal year ended July 31, 2006, the Company's independent registered public accounting firm brought to the attention of management that the Company's estimate of the impact of forfeitures on non-cash compensation cost was, as a percentage, significantly higher than the historical rate of such forfeitures and that the true-up of the value of options vesting during the reporting period was not recorded. After reviewing the matter, management agreed to calculate the forfeiture rate using primarily historical experience and record the value of the options that vested during the reporting period. The original computation had understated non-cash compensation costs and net losses in the Company's unaudited condensed financial statements included in Forms 10-Q for the quarters ended October 31, 2005, January 31, 2006 and April 30, 2006. Management believes that the adjustment to the amount of non-cash compensation expense in each of the affected quarterly periods is not material and that the quarterly reports for those periods do not require restatement. The Company recorded a charge of approximately $388,900 at year end to reflect the adjustment to the interim cost of non-cash compensation expense in the fourth quarter and fiscal year ended July 31, 2006. Additionally, during the fourth quarter and fiscal year ended July 31, 2006, the Company changed its estimated forfeiture rate on performance based stock options issued during the fiscal year which resulted in the reduction of approximately $213,400 in non-cash compensation expense for the fourth quarter and fiscal year ended July 31, 2006.

      Although management believes that the changes in each of the affected quarterly reports are not material, the Company is presenting certain restated unaudited statement of operations information. Presented in the following table are the total costs and expenses, the net loss and the loss per basic and diluted common share as originally reported and the adjusted amounts for each quarter.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

(15)  Unaudited Quarterly Financial Data, (Continued)


                                                       As Originally Reported for         As Restated for the
                                                         the Three Months Ended           Three Months Ended
      Quarter Ended October 31, 2005                        October 31, 2005              October 31, 2005
                                                            ----------------              ----------------
      Statement of Operations:
      Total costs and expenses                                $ 1,749,000                    $ 1,888,000
      Net loss                                                ( 1,400,000)                    (1,539,000)
      Loss per basic and diluted common share                   $ (0.04)                       $ (0.04)


                                                          Three Months Ended                Six Months Ended
      Quarter Ended January 31, 2006                       January 31, 2006                 January 31, 2006
                                                           ----------------                 ----------------
                                                    As Originally                    As Originally
                                                       Reported     As Restated        Reported       As Restated
                                                       --------     -----------        --------       -----------
      Statement of Operations:
      Total costs and expenses                       $ 2,310,000    $ 2,468,000      $ 4,059,000      $ 4,356,000
      Net loss                                        (2,286,000)    (2,444,000)      (3,686,000)      (3,983,000)
      Loss per basic and diluted common share          $ (0.06)        $ (0.07)         $ (0.10)         $ (0.11)


                                                          Three Months Ended                Nine Months Ended
      Quarter Ended April 30, 2006                          April 30, 2006                   April 30, 2006
                                                            --------------                   --------------
                                                    As Originally                     As Originally
                                                       Reported      As Restated        Reported       As Restated
                                                       --------      -----------        --------       -----------
      Statement of Operations:
      Total costs and expenses                       $ 1,658,000    $ 1,750,000       $ 5,717,000      $ 6,106,000
      Net loss                                        (1,638,000)    (1,730,000)       (5,323,000)      (5,712,000)
      Loss per basic and diluted common share          $ (0.04)        $ (0.05)         $ (0.14)         $ (0.15)

      Below is the quarterly data for the two year period ended July 31, 2006. Amounts for the first, second and third quarters of 2006 have been restated as described above.

(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------
                                              2006                                              2005
                 -----------------------------------------------------------------------------------------------------
                   First       Second        Third       Fourth       Totals        First       Second        Third
----------------------------------------------------------------------------------------------------------------------
Investment
 income          $    32.0    $    24.0    $    20.1    $    31.3    $   107.4    $    29.2    $    33.7    $    41.0
Other income            --           --           --           --           --           --           --          9.8

Operating loss    (1,856.4)    (2,443.8)    (1,729.6)    (2,486.8)    (8,127.6)    (1,368.8)    (1,955.3)    (1,674.6)
----------------------------------------------------------------------------------------------------------------------

Net loss (a)      (1,539.0)    (2,443.8)    (1,729.6)    (2,486.8)    (7,810.2)    (1,080.8)    (1,955.3)    (1,674.6)
----------------------------------------------------------------------------------------------------------------------

Loss per share
- basic and
  diluted        $   (0.04)   $   (0.07)   $   (0.05)   $   (0.07)   $   (0.21)   $   (0.03)   $   (0.06)   $   (0.05)
----------------------------------------------------------------------------------------------------------------------


----------------------------------------
                          2005
                 -----------------------
                  Fourth       Totals
----------------------------------------
Investment
 income          $    37.8    $   141.7
Other income            --          9.8

Operating loss    (1,751.2)    (6,749.9)
----------------------------------------

Net loss (a)      (1,751.2)    (6,461.9)
----------------------------------------

Loss per share
- basic and
  diluted        $   (0.05)   $   (0.18)
----------------------------------------


(a) Included in the net loss of $1,539.0 and $1,080.8 for first quarter of 2006 and 2005 is net of tax benefits of $317.4 and $288.0, respectively, related to the sale of certain state tax operating loss carryforwards.