Form 10-Q
period 2007-01-31
ALFACELL CORP
filed 2007-03-12
CIK 708717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2007

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

      The number of shares of Common Stock, $.001 par value, outstanding as of March 7, 2007 was 45,103,401 shares.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                            CONDENSED BALANCE SHEETS
                       January 31, 2007 and July 31, 2006


                                                                                        January 31,       July 31,
                                                                                            2007            2006
                                                                                        (Unaudited)     (See Note 1)
                                                                                        -----------     ------------
                                                 ASSETS
                                                 ------
Current assets:
   Cash and cash equivalents                                                            $  8,024,060    $ 11,518,540
   Other current assets                                                                      237,758          67,090
                                                                                        ------------    ------------
        Total current assets                                                               8,261,818      11,585,630

Property and equipment, net                                                                   76,546          69,928

Loan receivable, related party                                                               175,633         170,870
                                                                                        ------------    ------------

        Total assets                                                                    $  8,513,997    $ 11,826,428
                                                                                        ============    ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current liabilities:
   Accounts payable                                                                     $    365,782    $  1,286,170
   Accrued expenses                                                                        1,151,339       1,307,255
                                                                                        ------------    ------------

        Total liabilities                                                                  1,517,121       2,593,425
                                                                                        ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value;
      Authorized and unissued, 1,000,000 shares at January 31, 2007 and July 31, 2006             --              --

   Common Stock, $.001 par value;
      Authorized 100,000,000 shares at January 31, 2007 and July 31, 2006;
      Issued and outstanding, 45,103,401 shares at January 31, 2007 and 44,289,161
        shares at July 31, 2006                                                               45,103          44,289
   Capital in excess of par value                                                         94,566,635      92,505,325
   Deficit accumulated during development stage                                          (87,614,862)    (83,316,611)
                                                                                        ------------    ------------

        Total stockholders' equity                                                         6,996,876       9,233,003
                                                                                        ------------    ------------

        Total liabilities and stockholders' equity                                      $  8,513,997    $ 11,826,428
                                                                                        ============    ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

              Three and six months ended January 31, 2007 and 2006,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2007

                                   (Unaudited)

                                          Three Months Ended               Six Months Ended           August 24, 1981
                                              January 31,                     January 31,                (Date of
                                              -----------                     -----------              Inception) to
                                        2007             2006            2007             2006        January 31, 2007
                                        ----             ----            ----             ----        ----------------
                                                    (as restated)                    (as restated)
                                                    -------------                    -------------
Revenue:
    Sales                           $         --    $          --    $         --    $          --     $     553,489
    Investment income                     98,539           24,053         221,872           56,048         1,900,079
    Other income                              --               --              --               --            99,939
                                    ------------    -------------    ------------    -------------     -------------
 Total revenue                            98,539           24,053         221,872           56,048         2,553,507
                                    ------------    -------------    ------------    -------------     -------------
Costs and expenses:
    Cost of sales                             --               --              --               --           336,495
    Research and development           1,472,578        1,501,082       3,042,763        2,723,094        58,310,010
    General and administrative         1,061,743          966,741       1,987,781        1,633,089        30,630,204
    Interest:
        Related parties, net                  --               --              --               --         1,147,547
        Others                                --               10              46               20         2,874,122
                                    ------------    -------------    ------------    -------------     -------------
Total costs and expenses               2,534,321        2,467,833       5,030,590        4,356,203        93,298,378
                                    ------------    -------------    ------------    -------------     -------------

Loss before state tax benefit         (2,435,782)      (2,443,780)     (4,808,718)      (4,300,155)      (90,744,871)

State tax benefit                        510,467               --         510,467          317,382         3,130,009
                                    ------------    -------------    ------------    -------------     -------------

Net loss                            $ (1,925,315)   $  (2,443,780)   $ (4,298,251)   $  (3,982,773)    $ (87,614,862)
                                    ============    =============    ============    =============     =============

Loss per basic and diluted common
  share                             $      (0.04)   $       (0.07)   $      (0.10)   $       (0.11)
                                    ============    =============    ============    =============

Weighted average number of shares
  outstanding                         44,846,064       36,734,042      44,595,902       36,663,531
                                    ============    =============    ============    =============


See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                   Six months ended January 31, 2007 and 2006,
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2007

                                   (Unaudited)

                                                                        Six Months Ended                  August 24, 1981
                                                                          January 31,                   (Date of Inception)
                                                                          -----------                            to
                                                                   2007                  2006             January 31, 2007
                                                                   ----                  ----             ----------------
                                                                                    (As restated)
                                                                                    -------------
Cash flows from operating activities:
  Net loss                                                     $ (4,298,251)         $ (3,982,773)          $ (87,614,862)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Gain on sale of marketable securities                                --                    --                 (25,963)
    Depreciation and amortization                                    19,175                13,892               1,639,152
    Loss on disposal of property and equipment                           --                    --                  18,926
    Issuance of common stock, stock options and
       warrants for services rendered                             1,240,718               941,358               9,446,995
    Amortization of debt discount                                        --                    --                 594,219
    Amortization of deferred compensation                                --                    --              11,442,000
 Changes in assets and liabilities:
    (Increase) decrease in other current assets                    (170,668)              116,900               (297,625)
    Increase in loan receivable-related party                        (4,763)               (4,764)               (79,582)
    Increase in interest payable-related party                           --                    --                 744,539
    (Decrease) increase in accounts payable                        (920,388)              437,239                 872,417
    Increase in accrued payroll and expenses,
      related parties                                                    --                    --               2,348,145
    (Decrease) increase in accrued expenses                        (155,916)              269,361               1,870,223
                                                               ------------          ------------           -------------
    Net cash used in operating activities                        (4,290,093)           (2,208,787)            (59,041,416)
                                                               ------------          ------------           -------------
Cash flows from investing activities:
    Purchase of marketable equity securities                             --                    --               (290,420)
    Purchase of short-term investments                                   --                    --             (1,993,644)
    Proceeds from sale of marketable equity securities                   --                    --                 316,383
    Proceeds from sale of short-term investments                         --                    --               1,993,644
    Purchase of property and equipment                             (25,793)               (8,503)              (1,557,931)
    Patent costs                                                         --                    --                (97,841)
                                                               ------------          ------------           -------------
Net cash used in investing activities                               (25,793)               (8,503)            (1,629,809)
                                                               ------------          ------------           -------------

                                                                                                              (continued)

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2007 and 2006
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2007

                                   (Unaudited)

                                                                                      Six Months Ended           August 24, 1981
                                                                                         January 31,                 (Date of
                                                                                         -----------              Inception) to
                                                                                    2007           2006         January 31, 2007
                                                                                    ----           ----         ----------------
                                                                                              (As restated)
                                                                                              -------------
Cash flows from financing activities:
    Proceeds from short-term borrowings                                        $         --     $        --       $    874,500
    Payment of short-term borrowings                                                     --              --           (653,500)
    Increase in loans payable - related party, net                                       --              --          2,628,868
    Proceeds from bank debt and other long-term debt, net of
       costs                                                                             --              --          3,667,460
    Reduction of bank debt and long-term debt                                            --              --         (2,966,568)
    Proceeds from issuance of common stock, net                                     (31,344)             --         51,702,892
    Proceeds from exercise of stock options and warrants, net                       852,750         671,485         12,727,640
    Proceeds from issuance of convertible debentures, related party                      --              --            297,000
    Proceeds from issuance of convertible debentures,
       unrelated party                                                                   --              --            416,993
                                                                               ------------     -----------       ------------
Net cash  provided by financing activities                                          821,406         671,485         68,695,285
                                                                               ------------     -----------       ------------
Net increase (decrease) in cash and cash equivalents                             (3,494,480)     (1,545,805)         8,024,060
Cash and cash equivalents at beginning of period                                 11,518,540       4,462,951                 --
                                                                               ------------     -----------       ------------
Cash and cash equivalents at end of period                                     $  8,024,060     $ 2,917,146       $  8,024,060
                                                                               ============     ===========       ============
Supplemental disclosure of cash flow information - interest paid               $         46     $        20       $  1,714,176
                                                                               ============     ===========       ============
Noncash financing activities:
    Issuance of convertible subordinated debenture for loan payable to
       officer                                                                 $         --     $        --       $  2,725,000
                                                                               ============     ===========       ============
    Issuance of common stock upon the conversion of convertible subordinated
       debentures, related party                                               $         --     $        --       $  3,242,000
                                                                               ============     ===========       ============
    Conversion of short-term borrowings to common stock                        $         --     $        --       $    226,000
                                                                               ============     ===========       ============
    Conversion of accrued interest, payroll and expenses by related parties
       to stock options                                                        $         --     $        --       $  3,194,969
                                                                               ============     ===========       ============
    Repurchase of stock options from related party                             $         --     $        --       $   (198,417)
                                                                               ============     ===========       ============
    Conversion of accrued interest to stock options                            $         --     $        --       $    142,441
                                                                               ============     ===========       ============
    Conversion of accounts payable to common stock                             $         --     $        --       $    506,725
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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                  CONDENSED STATEMENTS OF CASH FLOWS, Continued

                   Six months ended January 31, 2007 and 2006
                       and the Period from August 24, 1981
                     (Date of Inception) to January 31, 2007

                                   (Unaudited)

                                                                            Six Months Ended          August 24, 1981
                                                                               January 31,                (Date of
                                                                               -----------             Inception) to
                                                                          2007            2006       January 31, 2007
                                                                          ----            ----       ----------------
                                                                                     (As restated)
                                                                                     -------------
    Conversion of notes payable, bank and accrued interest to
       long-term debt                                                   $      --      $      --       $  1,699,072
                                                                        =========      =========       ============
    Conversion of loans and  interest  payable,  related  party and accrued payroll and expenses, related parties to long-term
       accrued payroll and other, related party                         $      --      $      --       $  1,863,514
                                                                        =========      =========       ============
    Issuance of common stock upon the conversion of
        convertible subordinated debentures, other                      $      --      $      --       $  1,584,364
                                                                        =========      =========       ============
    Issuance of common stock for services rendered                      $      --      $      --       $      2,460
                                                                        =========      =========       ============
    Issuance of warrants with notes payable                             $      --      $      --       $    594,219
                                                                        =========      =========       ============

See accompanying notes to condensed financial statements.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation ("Alfacell" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 2007 and the results of its operations for the three and six months ended January 31, 2007 and 2006, and the period from August 24, 1981 (date of inception) to January 31, 2007, and its cash flows for the six months ended January 31, 2007 and 2006, and the period from August 24, 1981 (date of inception) to January 31, 2007. The results of operations for the three and six months ended January 31, 2007 are not necessarily indicative of operating results for fiscal 2007 or future interim periods. The July 31, 2006 condensed balance sheet presented herein has been derived from the audited financial statements included in the Company's Form 10-K for the fiscal year ended July 31, 2006, filed with the Securities and Exchange Commission.

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

      The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting substantially all of its present efforts to developing new drug products and, accordingly, no significant revenue has been generated as the planned principal operations have not yet commenced.

      The Company has reported net losses of approximately $1,925,000 and $4,298,000 for the three and six months ended January 31, 2007, respectively and $7,810,000, $6,462,000 and $5,070,000 for the the fiscal years ended July 31,
2006, 2005 and 2004, respectively. The loss from date of inception, August 24, 1981, to January 31, 2007 amounts to approximately $87,615,000.

      The Company's long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE(R), licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Until and unless the Company's operations generate significant revenues, the Company expects to continue to fund operations primarily from equity financing and through the exercise of outstanding options and warrants and the sale of current and potential future tax benefits. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. As of January 31, 2007, management believes that the Company's cash balance will be sufficient to fund its operations through its fiscal year ending July 31, 2008 based on its expected level of expenditures.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION, (continued)

      The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE(R). The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

2. EARNINGS (LOSS) PER COMMON SHARE

      Basic earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. The Company's basic and diluted per share amounts are the same since the Company had losses in all periods and the assumed exercise of stock options and warrants prior to January 31, 2007 would be anti-dilutive. The number of outstanding options and warrants that could dilute earnings per share in future periods was 20,889,417 and 16,199,993 at January 31, 2007 and 2006, respectively.

3. STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amended SFAS
123. The new standard requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the date of grant. The Company adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated. Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered. The Company recorded the following stock based compensation expense for employees under SFAS 123(R) based on the fair value of stock options.

                                                Three Months Ended          Six Months Ended
                                                    January 31,                January 31,
                                                    -----------                -----------
                                                 2007       2006           2007           2006
                                                 ----       ----           ----           ----
                                                        (As restated)                 (As restated)
                                                        -------------                 -------------
        Compensation expense                $ 476,212    $  463,309     $1,056,893     $  811,054
        Basic and diluted loss per
         common share                       $    0.01    $     0.01     $     0.02     $     0.02

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

Commission's Staff Accounting Bulletin No. 107, "Disclosures about Fair Value of Financial Instruments" and represents the period of time that options granted are expected to be outstanding. As of January 31, 2007, there was approximately $2,080,000 of total unrecognized compensation cost related to unvested options granted that is expected to be recognized over a weighted average period of 1.18 years. The total intrinsic value of options exercised by employees during the six months ended January 31, 2007 and 2006 was approximately $68,000 and $121,000, respectively.

                                                Three Months Ended          Six Months Ended
                                                    January 31,                January 31,
                                                    -----------                -----------
                                                2007          2006         2007          2006
                                                ----          ----         ----          ----
        Expected dividend yield                    0%           --            0%            0%
        Risk-free interest rate                 4.73%           --         4.69%         4.47%
        Expected stock price volatility        109.0%           --       110.59%        84.79%
        Expected term (years)                   5.31            --         5.57          5.86

      The following table summarizes the stock option activity for the period August 1, 2006 to January 31, 2007:

                                                                  Weighted
                                             Stock Options    Average Exercise
                                              Outstanding     Price Per Share
                                              -----------     ---------------

        Balance August 1, 2006                   3,830,350         $   3.10
          Granted                                  960,000             1.49
          Exercised                                (84,000)            0.62
          Expired                                  (25,000)            1.96
          Forfeited                               (325,000)            1.78
                                                 ---------
        Balance January 31, 2007                 4,356,350             2.90
                                                 =========
        Exercisable as of January 31, 2007       2,764,383             3.01
                                                 =========

      The  weighted  average   contractual  term  of  options   outstanding  and
exercisable at January 31, 2007 is 5.69 and 4.07 years, respectively. The weighted average fair value of options issued during the three and six months ended January 31, 2007 is $1.31 and $1.24 per share, respectively and $1.27 per share for the three and six months ended January 31, 2006.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

4. LOAN RECEIVABLE, RELATED PARTY

      Amounts due from the Company's Chief Executive Officer totaling $175,633 at January 31, 2007 and $170,870 at July 31, 2006, are classified as a long-term asset in loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the six months ended January 31, 2007 and 2006, the Company accrued 8% interest in the amount of approximately $4,800 on the unpaid principal balance.

5. CAPITAL STOCK

      During the quarter ended October 31, 2006, the Company issued an aggregate of 169,240 shares of its common stock upon the exercise of warrants and stock options by unrelated parties and employees at per share exercise prices ranging from $0.49 to $1.50. The Company realized aggregate gross proceeds of $180,250 from these exercises.

      During the quarter ended January 31, 2007, the Company issued an aggregate of 645,000 shares of its common stock upon the exercise of warrants by unrelated parties at per share exercise prices ranging from $0.60 to $1.50. The Company realized aggregate gross proceeds of $672,500 from these exercises.

      During the quarter ended January 31, 2007, the Company issued an aggregate of 130,000 ten-year stock options to various consultants for services rendered. The options vested immediately and have an exercise price of $1.71 per share. The Company recorded a total of $176,800 of non-cash expense for these options.

      During the six months ended January 31, 2007, the Company recorded under EITF 96-18, an aggregate total of $7,025 of non-cash expense for options issued to consultants during the fiscal years 2006 and 2005.

6. SALE OF NET OPERATING LOSS CARRYFORWARDS

      New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or "net operating loss carryforwards", in order to obtain tax benefits. For the state fiscal year 2007 (July 1, 2006 to June 30, 2007), the Company had approximately $2,338,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $574,000. In December 2006, the Company received approximately $510,000 from the sale of the $574,000 of net operating loss carryforwards, which was recognized as a tax benefit for the six months ended January 31, 2007.

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

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

6. SALE OF NET OPERATING LOSS CARRYFORWARDS, (continued)

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

7. COMMITMENTS AND CONTINGENCIES

      On July 23, 1991, the Board of Directors authorized the Company to pay Kuslima Shogen, the Company's CEO, an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company's principal product, ONCONASE(R), or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patents. If the Company manufactures and markets its own drugs, then the Company will pay an amount equal to 5% of gross sales from any products sold during the life of the patents. On April 16, 2001, this agreement was amended and clarified to provide that Ms. Shogen would receive the 15% royalty payment relating to licensees or 5% of net sales relating to sales but not both, unless the Company and the licensee both market the licensed product.

      The Company has product liability insurance coverage for clinical trials in the U.S. Additionally, the Company also maintains product liability insurance in Europe, in Australia and in Romania. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition and results of operations of the Company.

8. RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL DATA

      As previously reported in the Form 10-K for the fiscal year ended July 31, 2006, in connection with its audit of the Company's financial statements for the fiscal year ended July 31, 2006, the Company's independent registered public accounting firm brought to the attention of the Company's management that the Company's estimate of the impact of forfeitures on non-cash compensation cost was, as a percentage, significantly higher than the historical rate of such pre-vesting forfeitures and that the true-up of the value of options vesting during the reporting period was not recorded. After reviewing the matter, the Company's management agreed to calculate the forfeiture rate using primarily historical experience and record the value of the options that vested during the reporting period. The original computation had understated non-cash compensation costs and net losses for the three and six month periods in the Company's unaudited Condensed Financial Statements included in the Form 10-Q for the quarterly period ended January 31, 2006. The Company's management believes that the adjustments to the amounts of non-cash compensation expense in the affected three and six month periods are not material and that the Form 10-Q for the quarterly period ended January 31, 2006 does not require refiling.

                              ALFACELL CORPORATION
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

8. RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL DATA, (continued)

      Although management believes that the changes in the affected three and six month periods were not material, the Company is presenting certain restated unaudited statement of operations information. Presented in the following table are the affected expenses, the total costs and expenses, the net loss and the loss per basic and diluted common share as originally reported and the restated amounts for the affected periods.

                                                           Three Months Ended              Six Months Ended
                                                            January 31, 2006               January 31, 2006
                                                            ----------------               ----------------
                                                      As Originally                   As Originally
                                                        Reported       As Restated      Reported       As Restated
                                                      -------------    -----------    -------------    -----------
            Statement of Operations:
            ------------------------
            Research and development                  $   1,430,000    $ 1,501,000    $   2,589,000    $ 2,723,000
            General and administrative                      880,000        967,000        1,470,000      1,633,000
                                                      -------------    -----------    -------------    -----------
            Total costs and expenses                  $   2,310,000    $ 2,468,000    $   4,059,000    $ 4,356,000
            Net loss                                     (2,286,000)    (2,444,000)      (3,686,000)    (3,983,000)
            Loss per basic and diluted common share   $       (0.06)   $     (0.07)   $       (0.10)   $     (0.11)

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

Overview

      We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as mesothelioma and cancer. Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases. As of January 31, 2007, we had 16 full time employees who conducted all administrative and research and development operations at our facility in Bloomfield, NJ.

      Since our  inception  in 1981,  we have  devoted the vast  majority of our resources to the research and development of ONCONASE(R), our lead drug candidate, as well as other related drug candidates. In recent years we have focused our resources towards the completion of the clinical program for ONCONASE(R) in patients suffering from unresectable, or inoperable, malignant mesothelioma ("UMM"). We have incurred losses since inception and we have not received Food and Drug Administration ("FDA") approval of any of our drug candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug candidates. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development rights to some of our drug candidates to third parties, collaborating with third parties to develop our drug candidates, or selling Company issued securities.

      During our fiscal second quarter ended January 31, 2007, management's efforts were focused on the continued enrollment of patients in our Phase IIIb clinical trial for ONCONASE(R) and preparations for a potential New Drug Application to be filed later in 2007, preparing for and conducting our Annual Meeting of Shareholders, and making some changes to our management team. We appointed Mr. Lawrence A. Kenyon as our new Executive Vice President, Chief Financial Officer and Corporate Secretary effective January 16, 2007 to replace Mr. Robert D. Love upon his retirement. Additionally, on January 31, 2007, Dr. David Sidransky, a member of our Board of Directors was appointed Vice Chairman and Lead Independent Director in recognition of his contributions to date and his increased commitment to providing expertise and guidance to our Board and management team.

      In January 2007, ONCONASE(R) was granted orphan drug designation by the U.S. Food and Drug Administration, or FDA. Orphan drug designation permits us to be awarded seven years of marketing exclusivity for ONCONASE(R) for the malignant mesothelioma indication upon FDA approval for this indication. Other benefits for which we are eligible with the orphan drug designation include protocol assistance by the FDA in the preparation of a dossier that will meet regulatory requirements, tax credits, research and development grant funding, and reduced filing fees for the marketing application. Previously, our ONCONASE(R) development program received Fast Track Designation from the FDA for the treatment of malignant mesothelioma patients. We continue to have discussions with the FDA to establish mutually agreed upon parameters for the New Drug Application, or NDA, to obtain marketing approval for ONCONASE(R), assuming the Phase III clinical trial for the treatment of malignant mesothelioma yields favorable results.

      We also have previously received an Orphan Medicinal Product Designation for ONCONASE(R) from the European Agency for the Evaluation of Medicinal Products, or EMEA, as well as Orphan Drug Designation for ONCONASE(R) for malignant mesothelioma in Australia from the Therapeutics Goods Administration, or TGA. Orphan drug designation from these agencies provides benefits such as marketing exclusivity, reduced filing fees and regulatory guidance.

      Almost all of the approximately $58,310,000 of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE(R) and related drug candidates. For the six months ended January 31, 2007 and the fiscal years 2006, 2005 and 2004 our research and development expenses were approximately $3,043,000, $5,230,000, $5,082,000 and $3,353,000,
respectively, almost all of which were used for the development of ONCONASE(R) and related drug candidates. ONCONASE(R) is currently in an international, centrally randomized, confirmatory Phase IIIb registration trial in patients suffering from UMM. The primary endpoint of the trial is overall survival. The first interim analysis results based on one third of the required events (deaths) of the study, which evaluates the efficacy, safety and tolerability of the combination of ONCONASE(R) + doxorubicin as compared to doxorubicin alone, have been reported. The overall median survival time (MST) demonstrated a trend favoring the ONCONASE(R) + doxorubicin treatment group (12 months) over the doxorubicin group (10 months). A two month improvement in median survival had previously been observed in the Treatment Target Group (TTG) (n=104) analysis from the previously completed Phase III single agent study that favored the ONCONASE(R) over doxorubicin treatments (11.6 months vs. 9.6 months). The Company's Phase IIIb confirmatory registration trial was designed based on the conclusions drawn from the TTG analysis but powered to reach a statistically significant difference in MST between the ONCONASE(R) + doxorubicin treatment group and the doxorubicin treatment group at 316 events. The interim data which represented only one third of the planned number of events was sufficient for us to continue the trial as planned. At this time, we cannot predict with certainty the timing of the occurrence of the required number of deaths, but currently estimate that this will occur in the third calendar quarter of 2007. The timing of when we will be able to file for marketing registrations in the US, and other countries is contingent on achieving the required number of deaths in the Phase IIIb clinical trial and achieving statistically significant results favoring treatment with the combination of ONCONASE(R) + doxorubicin over treatment with doxorubicin alone. We are currently submitting the various components of the NDA for ONCONASE(R) as they are completed, beginning in February 2007 with our submission of the Chemistry, Manufacturing and Controls (CMC) section, in anticipation of potentially achieving favorable results from the Phase III trial.

      We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have also raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer.

During the six months ended January 31, 2007, we received net proceeds of approximately $1,332,000 from warrant and stock options exercises and the sale of a portion of our State of New Jersey net operating loss carryforwards. These proceeds will be used to support the completion of our Phase IIIb trial for ONCONASE(R), the anticipated filing of an NDA of ONCONASE(R) for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, clinical trials for ONCONASE(R) in cancer indications, and the development of other pipeline products.

Results of Operations

Three and six month periods ended January 31, 2007 and 2006

      Revenues. We are a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE(R) and as such we have not had any sales in the three and six month periods ended January 31, 2007 and 2006. For the three and six month periods ended January 31, 2007, our investment income was $99,000 and $222,000 compared to $24,000 and $56,000 for the same period last year, an increase of $75,000 and $166,000, respectively. These increases were due to higher balances of cash and cash equivalents on hand for the three and six month periods ended January 31, 2007 as compared to the same periods in 2006.

      Research and Development. Research and development expense for the three months ended January 31, 2007 was $1,473,000 compared to $1,501,000 (as restated) for the same period in 2006, a decrease of approximately $28,000, or 2%. The decrease was primarily related to decreased expenses of approximately $182,000 incurred in support of our potential ONCONASE(R) NDA filing as a result of drug registration batches conducted in the fiscal second quarter of 2006, but not in 2007, as well as a reduction in employee compensation expense of approximately $59,000 due to a reduction in stock based compensation expenses in 2007. These decreases were offset by increased expenses of approximately $91,000 for pre-clinical research for various potential drug candidates we are investigating, approximately $72,000 in expenses incurred from our ongoing Phase I/II ONCONASE(R) clinical trials that initiated in June 2005 and November 2006, and an increase of approximately $57,000 in expenses for our Phase IIIb ONCONASE(R) clinical trial due primarily to increased data management expenses incurred as the trial nears completion.

      Research and development expense for the six months ended January 31, 2007 was $3,043,000 compared to $2,723,000 (as restated) for the same period in 2006, an increase of approximately $320,000, or 12%. The increase was primarily related to increased expenses of approximately $323,000 incurred for our Phase IIIb ONCONASE(R) clinical trial due primarily to increased data management expenses incurred as the trial nears completion, approximately $102,000 in expenses incurred from our ongoing Phase I/II ONCONASE(R) clinical trials that initiated in June 2005 and November 2006, and an increase of approximately $66,000 for pre-clinical research for various potential drug candidates we are investigating. These increases were offset by decreased expenses of approximately $144,000 incurred in support of our potential ONCONASE(R) NDA filing as a result of drug registration batches conducted in the fiscal second quarter of 2006, but not in 2007, as well as a reduction of approximately $31,000 in patent and trademark related expenses incurred in the first half of fiscal 2007.

      General and Administrative. General and administrative expense for the three months ended January 31, 2007 was $1,062,000 compared to $967,000 (as restated) for the same period in 2006, an increase of approximately $95,000, or 10%. This increase was due primarily to an increase in employee compensation expense of approximately $152,000, of which approximately $111,000 was related to share-based compensation, as well as increased investor relations expenses of approximately $108,000 resulting from our use of an investor relations firm beginning in fiscal 2007. These increases in general and administrative expenses were partially offset by a reduction in legal expenses of approximately $128,000 and reduced accounting and Sarbanes-Oxley compliance expenses of approximately $32,000 for the first three months of fiscal 2007 as compared to the first three months of fiscal 2006.

      General and administrative expense for the six months ended January 31, 2007 was $1,988,000 compared to $1,633,000 (as restated) for the same period in 2006, an increase of $355,000, or 22%. This increase was primarily due to increase in compensation expense of approximately $357,000 of which approximately $290,000 is related to share-based compensation, as well as increased investor relations expenses of approximately $111,000 resulting from our use of an investor relations firm beginning in fiscal 2007 and increased miscellaneous general office expenses of approximately $35,000. These increases in general and administrative expenses were partially offset by a reduction in legal expenses of approximately $168,000 for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006.

      Income Taxes. New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. For the state fiscal year 2007 (July 1, 2006 to June 30, 2007), we had approximately $2,338,000 of total available net operating loss carryforwards that qualified for sale, of which New Jersey permitted us to sell approximately $574,000. Based on an agreement we entered into with the state, we received approximately $510,000 from the sale of the $574,000 of net operating loss carryforwards, which was recognized as a tax benefit in the three month period ended January 31, 2007.

      For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 of total available net operating loss carryforwards that qualified for sale; of which New Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of net operating loss carryforwards, which we recognized as a tax benefit in the three month period ended October 31, 2005.

      If still available under New Jersey law, we will attempt to sell the remaining $1,764,000 of our net operating loss carryforwards between July 1, 2007 and June 30, 2008 (state fiscal year 2008). This amount, which is a carryover of our remaining net operating loss carryforwards from state fiscal year 2007, may increase if we incur additional net losses and research and development credits during state fiscal year 2008. We can not estimate, however, what percentage of our net operating loss carryforwards that qualify for sale New Jersey will permit us to sell, how much money we will receive in connection with the sale, if any, if we will be able to find a buyer for our net operating loss carryforwards or if such funds will be available in a timely manner.

      Net Loss. We have incurred net losses during each year since our inception. The net loss for the three months ended January 31, 2007 was $1,925,000 as compared to $2,444,000 (as restated) for the same period last year, a decrease of $519,000. The net loss for the six months ended January 31, 2007 was $4,298,000 as compared to $3,983,000 (as restated) for the same period last year, an increase of $315,000. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2007, amounted to $87,615,000. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have also raised capital through debt financings, the sale of our net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues, we expect to continue to fund operations primarily from equity financing and through the exercise of outstanding options and warrants and the sale of our tax benefits. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all.

      As of January 31, 2007, we had approximately $8,024,000 in cash and cash equivalents, and we believe this level of cash and cash equivalents is sufficient to fund our operations through our fiscal year ending July 31, 2008 based on our expected level of expenditures. Our cash and cash equivalents will be used for the completion of our Phase IIIb trial for ONCONASE(R), the anticipated filing of an NDA of ONCONASE(R) for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, funding of ongoing and additional clinical trials for ONCONASE(R) in cancer indications, and the development of other pipeline products.

      We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE(R). We are currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE(R) and other related products in our pipeline. However, we cannot be sure that any such alliances will materialize.

      The market price of our Common Stock is volatile, and the price of the stock could be materially affected due to numerous factors, including the marketing approval, or lack of approval, of ONCONASE(R) by the FDA.

Off-balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities, or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2007, we are not involved in any unconsolidated VIE transactions.

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

Recently Issued Accounting Standards

      In December 2006, the Financial Accounting Standards Board ("FASB") issued a FASB Staff position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 00-19-2" Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 "Accounting for Contingencies". The guidance in FSP 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have an effect on the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      As of January 31, 2007, we were exposed to market risks, primarily changes in U.S. interest rates. As of January 31, 2007, we held total cash and cash equivalents of approximately $8,024,000. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of January 31, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $80,000.

Item 4. Controls And Procedures

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of January 31, 2007, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the SEC's rules and forms.

      Management's internal control assessment as of July 31, 2006, as discussed in Item 9A, "Controls and Procedures", of our Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC on October 16, 2006, identified a material weakness due to lack of personnel with financial reporting expertise sufficient to properly record and report non-routine and complex transactions and accounting pronouncements. During the quarter ended January 31, 2007, our management is treating the material weakness identified above very seriously and in response, plans to continue to review and make necessary changes to the overall design of our control environment. Management has revised its policies and procedures for properly recording and reporting non-routine and complex transactions and accounting pronouncements to ensure that all reasonable steps will be taken to correct this material weakness. As part of the remediation process, we have retained third party advisors to assist us in recording and reporting non-routine and complex transactions and interpreting accounting pronouncements. The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested and management has concluded that the controls are operating effectively.

      (b) Changes in internal controls.

      There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2007, other than controls established to remediate the material weakness described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 1A. Risk Factors

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

      During the quarter ended January 31, 2007, we issued an aggregate total of 95,000 shares of common stock upon the exercise of warrants at an exercise price of $1.50 per share by unrelated parties, which resulted in gross proceeds of $142,500 to us. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   An annual meeting of stockholders was held on January 31, 2007.

      (b) All of our current directors, Kuslima Shogen, John P. Brancaccio, Stephen K. Carter, Donald R. Conklin, James J. Loughlin, David Sidransky and Paul M. Weiss, were elected at the annual meeting.

      (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

            (i)   For the election of directors

                             Number of Shares of
                             Common Stock Voted     Number of Shares of    Number of Broker
           Director                  For           Common Stock Withheld      Non-Votes
       Kuslima Shogen            39,768,151                 960,303                0
       John P. Brancaccio        38,949,936               1,778,518                0
       Stephen K. Carter         39,541,551               1,186,903                0
       Donald R. Conklin         39,021,876               1,706,578                0
       James J. Loughlin         38,974,936               1,753,518                0
       David Sidransky           39,138,351               1,590,103                0
       Paul M. Weiss             38,955,336               1,773,118                0

            (ii) Proposal to ratify the appointment of J.H. Cohn LLP as Alfacell's independent registered public accounting firm for the year ending July 31, 2007.

       Number of Shares of   Number of Shares of     Number of Shares of            `
       Common Stock Voted    Common Stock Voted    Common which Abstained   Number of Broker
               For                 Against              from Voting            Non-Votes
           40,109,317               601,078                   18,059                0

Item 5. Other Information

      None

Item 6. Exhibits

      Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                               Exhibit No. or
Exhibit                                                                       Incorporation by
  No.                                Item Title                                   Reference
  ---                                ----------                                   ---------
10.34    Form of Stock Option Agreement for Executive Officers under the
         Company's 2004 Stock Incentive Plan                                           +

10.35    Offer letter agreement with Lawrence A. Kenyon dated January 16,
         2007                                                                          +

10.36    Summary of the Company's Non-Employee Director Compensation Policy            +

10.37    Royalty Agreement between the Company and Kuslima Shogen, dated July
         24, 1991 and Amendment to Royalty Agreement, dated April 16, 2001             +

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

                                              ALFACELL CORPORATION
                                              --------------------
                                                  (Registrant)


March 12, 2007                                /s/ Lawrence A. Kenyon
                                              ----------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)