Form 10-Q
period 2007-04-30
ALFACELL CORP
filed 2007-06-08
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ____________________________

Commission File Number: 0-11088

ALFACELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2369085

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
organization)

225 Belleville Avenue, Bloomfield, New Jersey 07003

(Address of principal executive offices) (Zip Code)

(973) 748-8082

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address, and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The number of shares of Common Stock, $.001 par value, outstanding as of June 5, 2007 was 45,379,901 shares.

ALFACELL CORPORATION
(A Development Stage Company)

FORM 10-Q

ALFACELL CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS
April 30, 2007 and July 31, 2006

	April 30, 2007 (Unaudited)	July 31, 2006 (See Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$6,543,173	$11,518,540
Other current assets	158,144	67,090

Total current assets	6,701,317	11,585,630

Property and equipment, net	73,641	69,928

Other assets:
Loan receivable, related party	178,015	170,870
Security deposit	350,000	—

Total other assets	528,015	170,870

Total assets	$7,302,973	$11,826,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$548,947	$1,286,170
Accrued expenses	1,095,681	1,307,255

Total liabilities	1,644,628	2,593,425

Stockholders’ equity:
Preferred stock, $.001 par value;
Authorized and unissued, 1,000,000 shares at April 30, 2007 and July 31, 2006	—	—
Common Stock, $.001 par value;
Authorized 100,000,000 shares at April 30, 2007 and July 31, 2006;
Issued and outstanding, 45,354,901 shares at April 30, 2007 and 44,289,161 shares at July 31, 2006	45,355	44,289
Capital in excess of par value	95,255,413	92,505,325
Deficit accumulated during development stage	(89,642,423)	(83,316,611)

Total stockholders’ equity	5,658,345	9,233,003

Total liabilities and stockholders’ equity	$7,302,973	$11,826,428

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended April 30, 2007 and 2006,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2007

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to April 30, 2007

	2007	2006	2007	2006

		(as restated)		(as restated)

Sales	$—	$—	$—	$—	$553,489

Operating expenses:
Cost of sales	—	—	—	—	336,495
Research and development	1,252,811	1,142,793	4,295,574	3,865,887	59,562,821
General and administrative	856,892	606,843	2,844,673	2,239,932	31,487,096

Total operating expenses	2,109,703	1,749,636	7,140,247	6,105,819	91,386,412

Loss from operations	(2,109,703)	(1,749,636)	(7,140,247)	(6,105,819)	(90,832,923)

Investment income	82,167	20,128	304,039	76,176	1,982,246
Other income	—	—	—	—	99,939
Interest expense:
Related parties, net	—	—	—	—	(1,147,547)
Others	(25)	(92)	(71)	(112)	(2,874,147)

Loss before state tax benefit	(2,027,561)	(1,729,600)	(6,836,279)	(6,029,755)	(92,772,432)

State tax benefit	—	—	510,467	317,382	3,130,009

Net loss	$(2,027,561)	$(1,729,600)	$(6,325,812)	$(5,712,373)	$(89,642,423)

Loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.14)	$(0.15)

Weighted average number of common shares outstanding	45,147,204	37,382,365	44,778,890	36,899,644

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 31, 2006 to April 30, 2007

(Unaudited)

				Deficit Accumulated During Development Stage
	Common Stock
			Capital In		Total
	Number of		Excess of par		Stockholders’
	Shares	Amount	Value		Equity

Balance at July 31, 2006	44,289,161	$44,289	$92,505,325	$(83,316,611)	$9,233,003

Exercise of stock options and warrants	1,065,740	1,066	1,131,264	—	1,132,330
Private placement costs	—	—	(31,344)	—	(31,344)
Stock-based compensation	—	—	1,650,168	—	1,650,168
Net loss	—	—	—	(6,325,812)	(6,325,812)

Balance at April 30, 2007	45,354,901	$45,355	$95,255,413	$(89,642,423)	$5,658,345

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2007 and 2006,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2007

(Unaudited)

	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to April 30, 2007

	2007	2006

		(As restated)

Cash flows from operating activities:
Net loss	$(6,325,812)	$(5,712,373)	$(89,642,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	—	—	(25,963)
Depreciation and amortization	28,330	21,586	1,648,307
Loss on disposal of property and equipment	—	—	18,926
Stock-based compensation	1,650,168	1,348,609	9,856,445
Amortization of debt discount	—	—	594,219
Amortization of deferred compensation	—	—	11,442,000
Changes in assets and liabilities:
(Increase) decrease in other current assets	(91,054)	150,443	(218,011)
Increase in loan receivable-related party	(7,145)	(7,146)	(81,964)
Increase in security deposit	(350,000)	—	(350,000)
Increase in interest payable-related party	—	—	744,539
(Decrease) increase in accounts payable	(737,223)	70,901	1,055,582
Increase in accrued payroll and expenses, related parties	—	—	2,348,145
(Decrease) increase in accrued expenses	(211,574)	335,871	1,814,565

Net cash used in operating activities	(6,044,310)	(3,792,109)	(60,795,633)

Cash flows from investing activities:
Purchase of marketable equity securities	—	—	(290,420)
Purchase of short-term investments	—	—	(1,993,644)
Proceeds from sale of marketable equity securities	—	—	316,383
Proceeds from sale of short-term investments	—	—	1,993,644
Purchase of property and equipment	(32,043)	(14,931)	(1,564,181)
Patent costs	—	—	(97,841)

Net cash used in investing activities	(32,043)	(14,931)	(1,636,059)

(continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Nine months ended April 30, 2007 and 2006
and the Period from August 24, 1981
(Date of Inception) to April 30, 2007

(Unaudited)

	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to April 30, 2007

	2007	2006

		(As restated)

Cash flows from financing activities:
Proceeds from short-term borrowings	$—	$—	$874,500
Payment of short-term borrowings	—	—	(653,500)
Increase in loans payable - related party, net	—	—	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	—	—	3,667,460
Reduction of bank debt and long-term debt	—	—	(2,966,568)
Proceeds from issuance of common stock, net	(31,344)	—	51,702,892
Proceeds from exercise of stock options and warrants, net	1,132,330	1,067,508	13,007,220
Proceeds from common stock to be issued	—	600,000	—
Proceeds from issuance of convertible debentures, related party	—	—	297,000
Proceeds from issuance of convertible debentures, unrelated party	—	—	416,993

Net cash provided by financing activities	1,100,986	1,667,508	68,974,865

Net increase (decrease) in cash and cash equivalents	(4,975,367)	(2,139,532)	6,543,173
Cash and cash equivalents at beginning of period	11,518,540	4,462,951	—

Cash and cash equivalents at end of period	$6,543,173	$2,323,419	$6,543,173

Supplemental disclosure of cash flow information – interest paid	$71	$112	$1,714,201

Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$—	$—	$2,725,000

Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$—	$—	$3,242,000

Conversion of short-term borrowings to common stock	$—	$—	$226,000

Conversion of accrued interest, payroll and expenses by related parties to stock options	$—	$—	$3,194,969

Repurchase of stock options from related party	$—	$—	$(198,417)

Conversion of accrued interest to stock options	$—	$—	$142,441

Conversion of accounts payable to common stock	$—	$—	$506,725

(continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Nine months ended April 30, 2007 and 2006
and the Period from August 24, 1981
(Date of Inception) to April 30, 2007

(Unaudited)

	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to April 30, 2007

	2007	2006

		(As restated)

Conversion of notes payable, bank and accrued interest to long-term debt	$—	$—	$1,699,072

Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$—	$—	$1,863,514

Issuance of common stock upon the conversion of convertible subordinated debentures, other	$—	$—	$1,584,364

Issuance of common stock for services rendered	$—	$—	$2,460

Issuance of warrants with notes payable	$—	$—	$594,219

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation (“Alfacell” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2007, the results of its operations for the three and nine month periods ended April 30, 2007 and 2006, and the period from August 24, 1981 (date of inception) to April 30, 2007, the changes in stockholders’ equity for the nine month period ended April 30, 2007, and its cash flows for the nine month periods ended April 30, 2007 and 2006, and the period from August 24, 1981 (date of inception) to April 30, 2007. The results of operations for the three and nine month periods ended April 30, 2007 are not necessarily indicative of operating results for fiscal 2007 or future interim periods. The July 31, 2006 condensed balance sheet presented herein has been derived from the audited financial statements included in the Company’s Form 10-K for the fiscal year ended July 31, 2006, filed with the Securities and Exchange Commission.

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

          The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to developing new drug products and, accordingly, no significant revenue has been generated as the planned principal operations have not yet commenced.

          The Company has reported net losses of approximately $2,028,000 and $6,326,000 for the three and nine month periods ended April 30, 2007, respectively and $7,810,000, $6,462,000 and $5,070,000 for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. The loss from date of inception, August 24, 1981, to April 30, 2007 amounts to approximately $89,642,000.

          The Company will continue to incur costs in conjunction with its U.S. and foreign registrations for marketing approval of ONCONASE®. The Company is currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE® and other related products in its pipeline. However, it cannot be sure that any such alliances will materialize.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION, Continued

          The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of state tax benefit, revenues from the commercial sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Until and unless the Company’s operations generate significant revenues or licensing fees, the Company expects to continue to fund operations primarily from equity financing and through the exercise of outstanding options and warrants and the sale of current and potential future tax benefits. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. As of April 30, 2007, management believes that the Company’s cash balance will be sufficient to fund its operations through its fiscal year ending July 31, 2008 based on its expected level of expenditures.

2.	(LOSS) PER COMMON SHARE

          The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

		(As restated)		(As restated)

Numerator:
Net loss	$(2,027,561)	$(1,729,600)	$(6,325,812)	$(5,712,373)

Denominator:
Weighted average number of common shares outstanding	45,147,204	37,382,365	44,778,890	36,899,644

Loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.14)	$(0.15)

Potentially dilutive securities:
Warrants	16,276,567	11,831,626	16,276,567	11,831,626

Stock options	4,011,350	4,026,400	4,011,350	4,026,400

Total potentially dilutive securities	20,287,917	15,858,026	20,287,917	15,858,026

          As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

3.	STOCK-BASED COMPENSATION

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amended SFAS 123. The new standard requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations. The expense is recognized over the requisite service period based on fair values measured on the date of grant. The Company adopted SFAS 123(R) effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated.

          Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered. The Company recorded the following stock-based compensation expense for employees under SFAS 123(R) based on the fair value of stock options.

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

		(As restated)		(As restated)

Research and development	$117,106	$152,097	$466,990	$546,410
General and administrative	266,283	216,139	973,292	632,880

Total stock-based compensation expense	$383,389	$368,236	$1,440,282	$1,179,290

Basic and diluted loss per common share	$0.01	$0.01	$0.03	$0.03

          The fair value of the stock options at the grant date was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table. The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected stock price volatility is based on historical volatility of the Company’s stock price. For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments” and represents the period of time that options granted are expected to be outstanding.

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.74%	4.74%	4.70%	4.47%
Expected stock price volatility	99.00%	84.09%	108.98%	84.79%
Expected term (years)	3.60	5.00	5.30	5.86
Weighted average fair value of options issued	$1.01	$2.34	$1.21	$1.27

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

3.	STOCK-BASED COMPENSATION, Continued

          The following table summarizes the stock option activity for the period August 1, 2006 to April 30, 2007:

	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance August 1, 2006	3,830,350	$3.10
Granted	1,115,000	1.49
Exercised	(129,000)	0.80		$149,282
Expired	(75,000)	1.65
Forfeited	(730,000)	1.69

Balance April 30, 2007	4,011,350	3.01	5.25	$4,417,143

Exercisable as of April 30, 2007	2,736,383	3.03	4.03	$3,045,596

          As of April 30, 2007, there was approximately $2,303,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of options exercised by employees during the nine months ended April 30, 2006 was approximately $121,000.

          Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services.” The fair value of such securities is recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period or the vesting date. During the nine months ended April 30, 2007, the Company recorded under EITF 96-18, an aggregate total of $21,426 of non-cash expense for options issued to consultants during the fiscal years 2006 and 2005.

4.	LOAN RECEIVABLE, RELATED PARTY

          Amounts due from the Company’s Chief Executive Officer totaling $178,015 at April 30, 2007 and $170,870 at July 31, 2006, are classified as a long-term asset in loan receivable, related party as the Company does not expect repayment of these amounts within one year. In each of the nine months ended April 30, 2007 and 2006, the Company accrued 8% interest in the amount of approximately $7,100 on the unpaid principal balance.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

5.	SECURITY DEPOSIT

          On March 14, 2007 the Company entered into an operating lease agreement for a period of ten years to lease space to relocate its corporate headquarters to a new location in Somerset, New Jersey. As part of the operating lease agreement the company agreed to enter into an irrevocable letter of credit in the amount of $350,000 as security for an operating lease for the Company’s premises. This irrevocable letter of credit is secured by $350,000 in cash which is recorded in “Other Assets Security Deposit” as of April 30, 2007. If no event of default occurs under the operating lease the company may reduce its security deposit under the operating lease to $250,000 on the fourth anniversary of the lease commencement date of July 1, 2011. In the event of no default on the fifth anniversary of the lease commencement on July 1, 2012 the irrevocable letter of credit may be reduced to $150,000 until the initial term of the lease expires in 2017.

6.	CAPITAL STOCK

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

          During the quarter ended January 31, 2007, the Company issued an aggregate of 130,000 ten-year stock options to various consultants for services rendered. The options vested immediately and have an exercise price of $1.71 per share. The Company recorded the total fair value of $176,800 of non-cash expense for these options upon issuance.

          During the quarter ended April 30, 2007, the Company issued an aggregate of 251,500 shares of its common stock upon the exercise of warrants and stock options by unrelated parties and employees at per share exercise prices ranging from $0.26 to $2.88. The Company realized aggregate gross proceeds of $279,580 from these exercises.

          During the quarter ended April 30, 2007, the Company issued 10,000 ten-year stock options to a consultant for serving in the Scientific Advisory Board. The options vested immediately and have an exercise price of $1.49 per share. The Company recorded the total fair value of $11,660 of non-cash expense for these options upon issuance.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

7.	SALE OF NET OPERATING LOSS CARRYFORWARDS

          New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or “state net operating loss carryforwards”, in order to obtain state tax benefit. For the state fiscal year 2007 (July 1, 2006 to June 30, 2007), the Company had approximately $2,338,000 of total available state net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $574,000. In December 2006, the Company received approximately $510,000 from the sale of the $574,000 of state net operating loss carryforwards, which was recognized as state tax benefit for the nine months ended April 30, 2007.

          For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), the Company had approximately $1,903,000 of total available state net operating loss carryforwards that were saleable; of which New Jersey permitted the Company to sell approximately $356,000. In December 2005, the Company received approximately $317,000 from the sale of the $356,000 of state net operating loss carryforwards, which was recognized as state tax benefit for the nine months ended April 30, 2006.

          If still available under New Jersey law, the Company will attempt to sell the remaining $1,764,000 of its state net operating loss carryforwards between July 1, 2007 and June 30, 2008 (state fiscal year 2008). This amount, which is a carryover of the Company’s remaining state net operating loss carryforwards from state fiscal year 2007, may increase if the Company incurs additional net losses and research and development credits during state fiscal year 2008. The Company cannot estimate, however, what percentage of its saleable state net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if any, if the Company will be able to find a buyer for its state net operating loss carryforwards or if such funds will be available in a timely manner.

8.	COMMITMENTS AND CONTINGENCIES

          On March 14, 2007 the Company entered into an operating lease agreement for a period of ten years to lease space to relocate its corporate headquarters and laboratories to a new location in Somerset, New Jersey. This lease expires on the tenth anniversary plus 150 days after the commencement date of the lease which expiration date is expected to be November 2017. The first rental payment due under the lease is expected to occur on July 1, 2007 which is the lease commencement date. The lease may be renewed at the option of the Company for a period of two additional terms of 60 months each. In addition, the Company has received an incentive allowance of $205,000 with an option to receive an additional incentive allowance of $105,000. As of April 30, 2007 the Company has not exercised the additional incentive allowance of $105,000. Both allowances must be used for the cost of leasehold improvements made to the premises. If all or any portion of the remaining allowance is not used by the end of the original lease term of ten years any remaining balance may not be applied to the balance of any rent due at the conclusion of the initial lease term.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES, Continued

          As part of the operating lease agreement signed on March 14, 2007 the Company agreed to enter into an irrevocable letter of credit in the amount of $350,000 as security for such operating lease. This irrevocable letter of credit is secured by $350,000 in cash which is recorded in “Other Assets Security Deposit” as of April 30, 2007. If no event of default occurs under the operating lease the Company may reduce its security deposit under the operating lease to $250,000 on July 1, 2011, the fourth anniversary of the lease commencement date. In the event of no default as of July 1, 2012, the fifth anniversary of the lease commencement date, the irrevocable letter of credit may be reduced to $150,000 until the initial term of the lease expires in 2017.

          On July 23, 1991, the Board of Directors authorized the Company to pay Kuslima Shogen, the Company’s founder and CEO, an amount equal to 15% of any gross royalties which may be paid to the Company from any license(s) with respect to the Company’s principal product, ONCONASE®, or any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug for which the Company is the owner or co-owner of the patents, or acquires such rights in the future, for a period not to exceed the life of the patents. If the Company manufactures and markets its own drugs, then the Company will pay Ms. Shogen an amount equal to 5% of gross sales from any products sold during the term of the patents. On April 16, 2001, this agreement was amended and clarified to provide that Ms. Shogen would receive the 15% royalty payment relating to licenses or 5% of net sales relating to sales but not both, unless the Company and the licensee both market the licensed product.

          The Company has product liability insurance coverage for clinical trials in the U.S. and in other countries where it conducts its clinical trials. No product liability claims have been filed against the Company. If a claim arises and the Company is found liable in an amount that significantly exceeds the policy limits, it may have a material adverse effect upon the financial condition and results of operations of the Company.

9.	RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL DATA

          As previously reported in the Form 10-K for the fiscal year ended July 31, 2006, in connection with its audit of the Company’s financial statements for the fiscal year ended July 31, 2006, the Company’s independent registered public accounting firm brought to the attention of the Company’s management that the Company’s estimate of the impact of the forfeiture of stock options on non-cash compensation cost was, as a percentage, significantly higher than the historical rate of such pre-vesting forfeitures and that the true-up of the value of options vesting during the reporting period was not recorded. After reviewing the matter, the Company’s management agreed to calculate the forfeiture rate using primarily historical experience and record the value of the options that vested during the reporting period. The original computation had understated non-cash compensation costs and net losses for the three and nine month periods in the Company’s unaudited Condensed Financial Statements included in the Form 10-Q for the quarterly period ended April 30, 2006. The Company’s management believes that

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

(Unaudited)

9.	RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL DATA, Continued

the adjustments to the amounts of non-cash compensation expense in the affected three and nine month periods are not material and that the Form 10-Q for the quarterly period ended April 30, 2006 does not require refiling.

          Although management believes that the changes in the affected three and nine month periods were not material, the Company is presenting certain restated unaudited statement of operations information. Presented in the following table are the affected expenses, the total costs and expenses, the net loss and the loss per basic and diluted common share as originally reported and the restated amounts for the affected periods.

	Three Months Ended April 30, 2006		Nine Months Ended April 30, 2006

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated

Statement of Operations:
Research and development	$1,102,000	$1,143,000	$3,691,000	$3,866,000
General and administrative	556,000	607,000	2,026,000	2,240,000

Total operating expenses	$1,658,000	$1,750,000	$5,717,000	$6,106,000

Net loss	$(1,638,000)	$(1,730,000)	$(5,323,000)	$(5,712,000)
Loss per basic and diluted common share	$(0.04)	$(0.05)	$(0.14)	$(0.15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are “forward-looking statements.” These statements are commonly identified by the use of forward-looking terms and phrases as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “seeks,” “should,” or “will’ or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K, filed on October 16, 2006, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements. There have been no material changes to the discussion of risk factors included in our most recent annual report on Form 10-K.

Overview

          We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers. Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases. As of April 30, 2007, we had 16 full time employees who conducted all administrative and research and development operations at our facility in Bloomfield, NJ.

          We are a development stage company as defined in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.

          Since our inception in 1981, we have devoted the vast majority of our resources to the research and development of ONCONASE®, our lead drug candidate, as well as other related drug candidates. In recent years we have focused our resources towards the completion of the clinical program for ONCONASE® in patients suffering from unresectable, or inoperable, malignant mesothelioma (“UMM”). We have incurred losses since inception and we have not received Food and Drug Administration (“FDA”) approval of any of our drug candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug candidates. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development or marketing rights to some of our drug candidates to third parties, collaborating with third parties to develop our drug candidates, or selling Company issued securities.

          During our fiscal quarter ended April 30, 2007, management’s efforts were primarily focused on our continued preparations for a potential ONCONASE® New Drug Application (NDA) to be submitted to the FDA upon completion of our Phase IIIb clinical trial which is expected to occur later in 2007, and our submission of various components of the NDA to the FDA as they are completed, which began in February 2007. Additionally, management spent significant time attending to commercial matters primarily associated with the continued development of relationships with other biotechnology and pharmaceutical companies that have expressed an interest in assisting us in the potential marketing and distribution of ONCONASE® in the event that our clinical trial results lead to approval of our NDA by the FDA, and making preparations for the planned Phase II clinical trials of ONCONASE® in patients suffering from cancers other than UMM which are currently anticipated to begin later in 2007.

          In January 2007, ONCONASE® was granted orphan drug designation by the FDA. Orphan drug designation permits us to be awarded seven years of marketing exclusivity for ONCONASE® for the malignant mesothelioma indication upon FDA approval for this indication. Other benefits for which we are eligible with the orphan drug designation include protocol assistance by the FDA in the preparation of a dossier that will meet regulatory requirements, tax credits, research and development grant funding, and reduced filing fees for the marketing application. Previously, our ONCONASE® development program received Fast Track Designation from the FDA for the treatment of malignant mesothelioma patients. We continue to have discussions with the FDA to establish mutually agreed upon parameters for the NDA to obtain marketing approval for ONCONASE®, assuming the Phase III clinical trial for the treatment of malignant mesothelioma yields favorable results.

          We also have previously received an Orphan Medicinal Product Designation for ONCONASE® from the European Agency for the Evaluation of Medicinal Products, or EMEA, as well as Orphan Drug Designation for ONCONASE® for malignant mesothelioma in Australia from the Therapeutics Goods Administration, or TGA. Orphan drug designation from these agencies provides benefits such as marketing exclusivity, reduced filing fees and regulatory guidance.

          Almost all of the approximately $59,563,000 of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates. For the nine months ended April 30, 2007 and the fiscal years 2006, 2005 and 2004 our research and development expenses were approximately $4,296,000, $5,230,000, $5,082,000 and $3,353,000, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates. ONCONASE® is currently in an international, centrally randomized, confirmatory Phase IIIb registration trial in patients suffering from UMM. The primary endpoint of the trial is overall survival. The first interim analysis results based on one third of the required events (deaths) of the study, which evaluates the efficacy, safety and tolerability of the combination of ONCONASE® + doxorubicin as compared to doxorubicin alone, have been reported. The overall median survival time (MST) demonstrated a trend favoring the ONCONASE® + doxorubicin treatment group (12 months) over the doxorubicin group (10 months). A two month improvement in median survival had previously been observed in the Treatment Target Group (TTG) (n=104) analysis from the previously completed Phase III single agent study that favored ONCONASE® over doxorubicin treatments (11.6 months vs. 9.6 months). The Company’s Phase IIIb confirmatory registration trial was designed based on the conclusions drawn from the TTG analysis but powered to reach a statistically significant difference in MST between the ONCONASE® + doxorubicin treatment group and the doxorubicin treatment group at 316 events. The interim data which represented only one third of the planned number of events was sufficient for us to continue the trial as planned. At this time, we cannot predict with certainty the timing of the occurrence of the required number of deaths, but currently estimate that this will occur in the third calendar quarter of 2007. The timing of when we will be able to file for marketing registrations in the US, and other countries is contingent on achieving the required number of deaths in the Phase IIIb clinical trial and achieving statistically significant results favoring treatment with the combination of ONCONASE® + doxorubicin over treatment with doxorubicin alone. We are currently submitting the various components of the NDA for ONCONASE® as they are completed, which began in February 2007 with our submission of the Chemistry, Manufacturing and Controls (CMC) section, in anticipation of potentially achieving favorable results from the Phase IIIb trial.

          Since the inception of the Company, we have funded the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have also raised capital through other debt financings, the sale of our state tax benefit and research products, interest income and financing received from our Chief Executive Officer. During the nine months ended April 30, 2007, we received net proceeds of approximately $1,642,000 from warrant and stock option exercises and the sale of a portion of our State of New Jersey net operating loss carryforwards. These proceeds, together with our cash reserves, will be used to support the completion of our Phase IIIb trial for ONCONASE®, the anticipated filing of an NDA of ONCONASE® for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, clinical trials for ONCONASE® in other cancer indications, and the development of other pipeline products.

Results of Operations

Three month periods ended April 30, 2007 and 2006

          We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the three month periods ended April 30, 2007 and 2006.

          Research and development expense for the three month period ended April 30, 2007 was approximately $1,253,000 compared to $1,143,000 (as restated) for the same period in 2006, an increase of approximately $110,000, or 10%. The increase was primarily related to increased expenses of approximately $97,000 related to our Phase IIIb ONCONASE® clinical trial and preparing for a potential NDA submission, and an increase of approximately $91,000 in expenses incurred from our ongoing Phase I/II ONCONASE® clinical trials that initiated in June 2005 and November 2006. These increases were offset by decreased expenses of approximately $84,000 for pre-clinical research for various potential drug candidates we are investigating.

          General and administrative expense for the three month period ended April 30, 2007 was approximately $857,000 compared to $607,000 (as restated) for the same period in 2006, an increase of approximately $250,000, or 41%. This increase was due to numerous factors, including increased compensation expense related to employee salaries and board member compensation of approximately $87,000 due primarily to increased stock-based compensation expenses, increased investor relations expenses of approximately $71,000 resulting from our use of an investor relations firm beginning in fiscal year 2007, increased accounting related fees and expenses of approximately $33,000 incurred as part of our ongoing effort to remediate a material weakness in internal controls first identified at July 31, 2006, increased travel related expenses of approximately $30,000 of which approximately 50% is related to terms agreed to with our CFO to reimburse travel costs until relocation of his home to New Jersey is completed, and increased consulting expenses of approximately $28,000 for general business consulting services, almost all of which was due to stock based compensation for services rendered.

          For the three month period ended April 30, 2007, our investment income was approximately $82,000 compared to $20,000 for the same period last year, an increase of $62,000. The increase was due to higher balances of cash and cash equivalents on hand for the three month period ended April 30, 2007 as compared to the same period in 2006.

          The net loss for the three month period ended April 30, 2007 was approximately $2,028,000 as compared to $1,730,000 (as restated) for the same period last year, an increase of $298,000.

Nine month periods ended April 30, 2007 and 2006

          We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the nine month periods ended April 30, 2007 and 2006.

          Research and development expense for the nine month period ended April 30, 2007 was approximately $4,296,000 compared to $3,866,000 (as restated) for the same period in 2006, an increase of approximately $430,000, or 11%. The increase was primarily related to increased expenses of approximately $321,000 related to our Phase IIIb ONCONASE® clinical trial and preparing for a potential NDA submission, and an increase of approximately $207,000 in expenses incurred from our ongoing Phase I/II ONCONASE® clinical trials that initiated in June 2005 and November 2006. These increases were offset by decreased expenses of approximately $70,000 for pre-clinical research for various potential drug candidates we are investigating and a decrease of approximately $40,000 in patent and trademark legal and filing expenses.

          General and administrative expense for the nine month period ended April 30, 2007 was approximately $2,845,000 compared to $2,240,000 (as restated) for the same period in 2006, an increase of $605,000, or 27%. This increase resulted from increased compensation expense related to employee salaries and board member compensation of approximately $454,000 due primarily to increased stock-based compensation expenses, and increased investor relations expenses of approximately $142,000 resulting from our use of an investor relations firm beginning in fiscal year 2007.

          For the nine month period ended April 30, 2007, our investment income was approximately $304,000 compared to $76,000 for the same period last year, an increase of $228,000. This increase was due to higher balances of cash and cash equivalents on hand for the nine month period ended April 30, 2007 as compared to the same period in 2006.

          The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or state net operating loss carryforwards, in order to obtain state tax benefit. For the state fiscal year 2007 (July 1, 2006 to June 30, 2007), we had approximately $2,338,000 of total available state net operating loss carryforwards that qualified for sale, of which New Jersey permitted us to sell approximately $574,000. In December 2006, we received approximately $510,000 from the sale of the $574,000 of state net operating loss carryforwards, which was recognized as state tax benefit in the nine month period ended April 30, 2007.

          For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), we had approximately $1,903,000 of total available state net operating loss carryforwards that qualified for sale; of which New Jersey permitted us to sell approximately $356,000. In December 2005, we received approximately $317,000 from the sale of the $356,000 of state net operating loss carryforwards, which we recognized as state tax benefit in the nine month period ended April 30, 2007.

          If still available under New Jersey law, we will attempt to sell the remaining $1,764,000 of our state net operating loss carryforwards between July 1, 2007 and June 30, 2008 (state fiscal year 2008). This amount, which is a carryover of our remaining state net operating loss carryforwards from state fiscal year 2007, may increase if we incur additional net losses and research and development credits during state fiscal year 2008. We cannot estimate, however, what percentage of our state net operating loss carryforwards that qualify for sale New Jersey will permit us to sell, how much money we will receive in connection with the sale, if any, if we will be able to find a buyer for our state net operating loss carryforwards or if such funds will be available in a timely manner.

          The net loss for the nine month period ended April 30, 2007 was approximately $6,326,000 as compared to $5,712,000 (as restated) for the same period last year, an increase of $614,000. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2007, amounted to $89,642,000. We have incurred net losses during each year since our inception. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Liquidity and Capital Resources

          We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have also raised capital through debt financings, the sale of our state net operating loss carryforwards and research products, interest income and financing received from our Chief Executive Officer. Until and unless our operations generate significant revenues or we are able to receive payments for the development or marketing rights to one or more of our product candidates, we expect to continue to fund operations primarily from equity financing and through the exercise of outstanding options and warrants and the sale of our tax benefits. There can be no assurance that we will be able to raise the capital we need on terms which are acceptable, if at all.

          As of April 30, 2007, we had approximately $6,543,000 in cash and cash equivalents, and we believe this level of cash and cash equivalents is sufficient to fund our operations through our fiscal year ending July 31, 2008 based on our expected level of expenditures. Our cash and cash equivalents will be used for the completion of our Phase IIIb trial for ONCONASE®, the anticipated filing of an NDA for ONCONASE® for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial, funding of ongoing and additional clinical trials for ONCONASE® in cancer indications, and the development of other pipeline products.

          We will continue to incur costs in conjunction with our U.S. and foreign registrations for marketing approval of ONCONASE®. We are currently in discussions with potential strategic alliance partners to further the development and marketing of ONCONASE® and other related products in our pipeline. However, we cannot be sure that any such alliances will materialize.

          The market price of our Common Stock is volatile, and the price of the stock could be materially affected due to numerous factors, including the marketing approval, or lack of approval, of ONCONASE® by the FDA.

Off-balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities, or financial partnerships, such as entities often referred to as structured finance or variable interest entities or VIE, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2007, we are not involved in any unconsolidated VIE transactions.

Contractual Obligations and Commercial Commitments

          Except as described below with respect to our new lease for office and laboratory space, since July 31, 2006, there has been no material change with respect to our contractual obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments” in our annual report on Form 10-K for the fiscal year ended July 31, 2006.

          In March 2007, we entered into a lease for 15,410 square feet of office and laboratory space in Somerset, New Jersey to replace our offices in Bloomfield, New Jersey as our principal executive offices. The lease term is targeted to begin on approximately July 1, 2007, and the termination date is set for the 150th day after the tenth anniversary of the commencement date. We will be required to pay base rent during the lease term in accordance with the following schedule:

Period	Annual Base Rent	Monthly Installments of Base Rent
First day of first lease year through last day of the first lease year	$137,280.00	$11,440.00 ($11.44 x 12,000 square feet / 12)
First day of second lease year through 540 days from commencement date or the day before first day of the 19th month of the lease	$235,200.00	$19,600.00 ($19.60 x 12,000 square feet / 12)
540 days from commencement date or day before first day of 19th month of lease through last day of the third lease year	$302,036.04	$25,169.67 ($19.60 x 15,410 square feet / 12)
First day of fourth lease year though last day of the sixth lease year	$317,445.96	$26,453.83 ($20.60 x 15,410 square feet / 12)
First day of the seventh lease year though the last day of the eighth lease year	$332,856.00	$27,738.00 ($21.60 x 15,410 square feet / 12)
First day of ninth lease year through the last day of the lease term	$355,971.00	$29,664.25 ($23.10 x 15,410 square feet / 12)

Critical Accounting Policies and Estimates

          Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended July 31, 2006.

          On March 14, 2007 we entered into an operating lease agreement for a period of ten years to lease space to relocate our corporate headquarters to a new location in Somerset, New Jersey. We expect to record our facilities lease agreement on the lease commencement date of July 1, 2007 in accordance with SFAS 13 “Accounting for Leases” and will treat the lease as an operating lease for accounting purposes.

Recently Issued Accounting Standards

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 permits entities to measure financial instruments and certain other items at fair value that are not currently measured at fair value. We are currently evaluating the impact of the adoption of SFAS 159 will have, if any, on our financial statements.

          In December 2006, the FASB issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies.” The guidance in FSP 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have an effect on the Company’s financial statements.

          In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“FASB 157”) which emphasizes that fair value is a market based measurement and not an entity specific measurement. We are currently evaluating the impact of the adoption of SFAS 157 will have, if any, on our financial statements.

          In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. The provisions of FIN 48 will be effective for our fiscal year ended July 31, 2008. We are currently evaluating the impact of the adoption of FIN 48 will have, if any, on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of April 30, 2007, we were exposed to market risks, primarily changes in U.S. interest rates. As of April 30, 2007, we held total cash and cash equivalents of approximately $6,543,000. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of April 30, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $65,000.

Item 4. Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of April 30, 2007, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the SEC’s rules and forms.

          Management’s internal control assessment as of July 31, 2006, as discussed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC on October 16, 2006, identified a material weakness due to lack of personnel with financial reporting expertise sufficient to properly record and report non-routine and complex transactions and accounting pronouncements. During the quarter ended April 30, 2007, our management continued to treat the material weakness identified above very seriously and in response, continues to review and make necessary changes to the overall design of our control environment. Management has revised its policies and procedures for properly recording and reporting non-routine and complex transactions and accounting pronouncements and believes that all reasonable steps have been taken to correct this material weakness. As part of the remediation process, we have retained third party advisors to assist us in recording and reporting non-routine and complex transactions and interpreting accounting pronouncements. The deficiency will not be considered fully remediated until the new internal controls are tested over a sufficient period of time to allow management to conclude that the controls are operating effectively.

(b)	Changes in internal controls.

          There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2007, other than controls established to remediate the material weakness described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          During the quarter ended April 30, 2007, we issued an aggregate total of 206,500 shares of common stock upon the exercise of warrants at exercise prices ranging from $0.60 to $2.88 per share by unrelated parties, which resulted in gross proceeds of $228,720. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

          Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Item Title

10.38	Office Lease Agreement, dated March 14, 2007, between I&G Garden State, LLC and Alfacell Corporation

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFACELL CORPORATION

(Registrant)

June 8, 2007	/s/ Lawrence A. Kenyon

Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)