Form 10-Q
period 2007-10-31
ALFACELL CORP
filed 2007-12-10
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________

Commission File Number: 0-11088

ALFACELL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
organization)

300 Atrium Drive, Somerset, NJ 08873
(Address of principal executive offices) (Zip Code)

(732) 652-4525
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
          Large Accelerated Filer                        Accelerated Filer   X                  Non-accelerated Filer
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes          No   X

          The number of shares of Common Stock, $.001 par value, outstanding as of December 5, 2007 was 46,844,880 shares.

ALFACELL CORPORATION
(A Development Stage Company)

FORM 10-Q

INDEX

ALFACELL CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED BALANCE SHEETS
October 31, 2007 and July 31, 2007

	October 31,	July 31,
	2007	2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$5,397,768	$6,968,172
Prepaid expenses	310,649	150,207
Loan receivable, related party	182,779	-
Total current assets	5,891,196	7,118,379
Property and equipment, net of accumulated depreciation and amortization of
$302,101 at October 31, 2007 and $290,581 at July 31, 2007	149,046	136,723
Loan receivable, related party	-	180,397
Other assets	385,000	385,000

Total assets	$6,425,242	$7,820,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$627,433	$432,786
Accrued clinical trial expenses	976,533	898,134
Accrued professional service fees	239,708	322,051
Accrued compensation expense	66,857	143,369
Other accrued expenses	12,453	33,560
Total current liabilities	1,922,984	1,829,900
Other liabilities:
Deferred rent	151,560	112,119
Deferred revenue	100,000	100,000
Total other liabilities	251,560	212,119

Total liabilities	2,174,544	2,042,019

Stockholders’ equity:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares
at October 31, 2007 and July 31, 2007	–	–
Common stock $.001 par value. Authorized 100,000,000 shares at October 31,
2007 and July 31, 2007; issued and outstanding 46,644,880 shares and
46,280,880 shares at October 31, 2007 and July 31, 2007, respectively	46,645	46,281
Capital in excess of par value	99,002,608	97,803,954
Deficit accumulated during development stage	(94,798,555)	(92,071,755)

Total stockholders’ equity	4,250,698	5,778,480

Total liabilities and stockholders’ equity	$6,425,242	$7,820,499

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three months ended October 31, 2007 and 2006,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2007

(Unaudited)

			August 24, 1981
	Three Months Ended		(Date of Inception)
	October 31,		to
	2007	2006	October 31, 2007

Sales	$-	$-	$553,489

Operating expenses:
Cost of sales	-	-	336,495
Research and development	1,615,791	1,570,185	62,426,213
General and administrative	1,171,516	926,038	33,906,929
Total operating expenses	2,787,307	2,496,223	96,669,637

Loss from operations	(2,787,307)	(2,496,223)	(96,116,148)

Investment income	60,507	123,333	2,109,364
Other income	-	-	99,939
Interest expense:
Related parties, net	-	-	(1,147,547)
Others	-	(46)	(2,874,172)

Loss before state tax benefit	(2,726,800)	(2,372,936)	(97,928,564)

State tax benefit	-	-	3,130,009

Net loss	$(2,726,800)	$(2,372,936)	$(94,798,555)

Loss per common share - basic and diluted	$(0.06)	$(0.05)

Weighted average number of common shares
outstanding – basic and diluted	46,429,978	44,345,739

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 31, 2007 to October 31, 2007

(Unaudited)

				Deficit
	Common Stock			Accumulated
			Capital In	During	Total
	Number of		Excess of par	Development	Stockholders’
	Shares	Amount	Value	Stage	Equity

Balance at July 31, 2007	46,280,880	$46,281	$97,803,954	$(92,071,755)	$5,778,480

Exercise of stock options and warrants	364,000	364	198,556	—	198,920
Stock-based compensation	—	—	1,000,098	—	1,000,098
Net loss	—	—	—	(2,726,800)	(2,726,800)

Balance at October 31, 2007	46,644,880	$46,645	$99,002,608	$(94,798,555)	$4,250,698

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended October 31, 2007 and 2006,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2007

(Unaudited)

			August 24, 1981
	Three Months Ended		(Date of
	October 31,		Inception)
			to
	2007	2006	October 31, 2007
Cash flows from operating activities:
Net loss	$(2,726,800)	$(2,372,936)	$(94,798,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	-	-	(25,963)
Depreciation and amortization	11,520	9,085	1,670,560
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Stock-based compensation	1,000,098	584,326	11,632,639
Amortization of deferred rent	39,441	-	53,596
Amortization of debt discount	-	-	594,219
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Increase in prepaid expenses	(160,442)	(279,214)	(370,516)
Increase in loan receivable-related party	(2,382)	(2,382)	(86,728)
Increase in other assets	-	-	(385,000)
Increase in interest payable-related party	-	-	744,539
Increase (decrease) in accounts payable	194,647	(70,174)	1,134,068
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued expenses	(101,563)	(474,867)	2,014,435
Increase in deferred revenue	_ -	-	100,000
Net cash used in operating activities	(1,745,481)	(2,606,162)	(63,882,671)
Cash flows from investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	(23,843)	(21,886)	(1,594,839)
Patent costs	_ -	-	(97,841)
Net cash used in investing activities	(23,843)	(21,886)	(1,666,717)

			(continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Three months ended October 31, 2007 and 2006
and the Period from August 24, 1981
(Date of Inception) to October 31, 2007

(Unaudited)

			August 24, 1981
	Three Months Ended		(Date of
	October 31,		Inception) to
	2007	2006	October 31, 2007
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of
costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Proceeds from issuance of common stock, net	-	(29,210)	53,102,893
Proceeds from exercise of stock options and warrants, net	198,920	180,250	13,579,510
Proceeds from issuance of convertible debentures, related party	-	-	297,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	198,920	151,040	70,947,156
Net increase (decrease) in cash and cash equivalents	(1,570,404)	(2,477,008)	5,397,768
Cash and cash equivalents at beginning of period	6,968,172	11,518,540	-
Cash and cash equivalents at end of period	$5,397,768	$9,041,532	$5,397,768

Supplemental disclosure of cash flow information – interest paid	$-	$46	$1,714,226
Noncash financing activities:

Issuance of convertible subordinated debenture for loan
payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of
convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by
related parties to stock options	$-	$-	3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	-	-	142,441
Conversion of accounts payable to common stock	$-	$-	$506,725

			(continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Three months ended October 31, 2007 and 2006
and the Period from August 24, 1981
(Date of Inception) to October 31, 2007

(Unaudited)

			August 24, 1981
	Three Months Ended		(Date of
	October 31,		Inception) to
	2007	2006	October 31, 2007
Conversion of notes payable, bank and accrued interest to
long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and
accrued payroll and expenses, related parties to long-term
accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of
convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Issuance of warrants with notes payable	$-	$-	$594,219

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.          ORGANIZATION AND BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation (“Alfacell” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2007, the results of its operations for the three months ended October 31, 2007 and 2006, and the period from August 24, 1981 (date of inception) to October 31, 2007, the changes in stockholders’ equity for the three months ended October 31, 2007, and its cash flows for the three month periods ended October 31, 2007 and 2006, and the period from August 24, 1981 (date of inception) to October 31, 2007. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of operating results for fiscal year 2008 or future interim periods. The July 31, 2007 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007, filed with the Securities and Exchange Commission.

          Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

          The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

          Certain reclassifications have been made to prior year amounts to conform to the current year presentations.

          The Company has reported net losses of approximately $2,727,000, $8,755,000, $7,810,000 and $6,462,000 for the three months ended October 31, 2007 and the fiscal years ended July 31, 2007, 2006 and 2005, respectively. The loss from date of inception, August 24, 1981, to October 31, 2007 amounts to approximately $94,799,000.

          The Company is continuing to develop its drug product candidates, which require substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug

1.          ORGANIZATION AND BASIS OF PRESENTATION, Continued

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

          The Company expects that its cash balances as of October 31, 2007, will be sufficient to support its activities through the first quarter of its fiscal year 2009 based on its expected level of receipts and expenditures. The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Until and unless the Company’s operations generate significant revenues, the Company expects to continue to fund operations from equity financing. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants and the sale of its tax benefits, although it cannot provide any assurance of such exercises or sale or the amount of capital it will receive, if any.

2.           (LOSS) PER COMMON SHARE

          The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	October 31,
	2007	2006
Numerator:
Net loss	$(2,726,800)	$(2,372,936)
Denominator:
Weighted average number of common shares outstanding	46,429,978	44,345,739
Loss per common share - basic and diluted	$(0.06)	$(0.05)
Potentially dilutive securities:
Warrants	15,535,034	17,782,137
Stock options	4,679,067	4,071,350
Total potentially dilutive securities	20,214,101	21,853,487

          As the Company has incurred a net loss for all periods presented, basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

3.          SHARE-BASED COMPENSATION

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

          The Company recorded the following share-based compensation expense under SFAS 123(R) and EITF 96-18 based on the fair value of stock options.

	Three Months Ended
	October 31,
	2007	2006

Research and development	$457,075	$220,046
General and administrative	543,023	364,280
Total stock-based compensation expense	$1,000, 098	$584,326
Basic and diluted loss per common share	$0.02	$0.01

          The fair value of the stock options at the grant dates was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table. The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected stock price volatility is based on the historical volatility of the Company’s stock price. For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments” and represents the period of time that options granted are expected to be outstanding. There were no stock options granted during the three months ended October 31, 2007.

3. SHARE-BASED COMPENSATION, Continued

Three Months Ended
October 31, 2006

Expected dividend yield	0%
Risk-free interest rate	4.61%
Expected stock price volatility	113.6%
Expected term (years)	6.06
Weighted average fair value of options issued	$1.29

          The following table summarizes the stock option activity for the period August 1, 2007 to October 31, 2007:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Term (Years)	Value

Balance August 1, 2007	4,867,039	$2.85	6.28	$2,277,048
Granted	-	-	-	-
Exercised	(114,000)	0.43		$175,510
Expired	(48,000)	2.31
Forfeited	(25,972)	2.00
Balance October 31, 2007	4,679,067	2.92	6.22	$1,473,711
Exercisable as of October 31, 2007	2,662,733	3.43	4.40	$1,135,454

          As of October 31, 2007, there was approximately $1,873,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 0.74 years.

4.           LOAN RECEIVABLE, RELATED PARTY

          Amounts due from the Company’s Chief Executive Officer totaling $182,779 at October 31, 2007 and $180,397 at July 31, 2007 are classified as a current asset in loan receivable, related party as the loan is due, and payment is expected to be received, on August 1, 2008. In each of the three months ended October 31, 2007 and 2006, the Company accrued 8% interest in the amount of approximately $2,400 on the unpaid principal balance.

5.           OTHER ASSETS

Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company. The cash held by the bank is restricted as
to use for the term of the standby letter of credit.	$350,000
Deferred private placement costs	35,000
Total	$385,000

6.          CAPITAL STOCK

          During the quarter ended October 31, 2007, the Company issued an aggregate of 364,000 shares of its common stock upon the exercise of warrants and stock options by unrelated parties and employees at per share exercise prices ranging from $0.26 to $0.85. The Company realized aggregate gross proceeds of $198,920 from these exercises.

7.          COMMITMENTS AND CONTINGENCIES

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

          Lease Commitments

          Since July 31, 2007, there have been no material change with respect to the Company’s operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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

8.          SUBSEQUENT EVENT

          New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits in order to obtain state tax benefits. For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), the Company had approximately $2,496,000 of total available state tax benefits that were saleable. On November 29, 2007, a notice was received that New Jersey permitted the Company to sell approximately $1,969,000 of its state tax benefits. Based on an agreement the Company entered into, the Company will receive approximately $1,755,000 from the sale of the $1,969,000 of state tax benefits, which will be recognized when the funds are received.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

           Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are “forward-looking statements.” These statements are commonly identified by the use of forward-looking terms and phrases as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “seeks,” "should,” or “will” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth in Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K, filed on October 15, 2007, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements. There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Overview

          We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers. Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases. As of October 31, 2007, we had 16 full time employees who conducted all administrative and research and development operations at our facility in Somerset, NJ.

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

          ONCONASE® has been granted orphan drug designation by the FDA. Orphan drug designation permits us to be awarded seven years of marketing exclusivity for ONCONASE® for the malignant mesothelioma indication upon FDA approval for this indication. Other benefits for which we are eligible with the orphan drug designation include protocol assistance by the FDA in the preparation of a dossier that will meet regulatory requirements, tax credits, research and development grant funding, and reduced filing fees for the marketing application. Previously, our ONCONASE® development program received Fast Track Designation from the FDA for the treatment of malignant mesothelioma patients.

          We also have previously received an Orphan Medicinal Product Designation for ONCONASE® from the European Agency for the Evaluation of Medicinal Products, or EMEA, as well as Orphan Drug Designation for ONCONASE® for malignant mesothelioma in Australia from the Therapeutics Goods Administration, or TGA. Orphan drug designation from these agencies provide benefits such as marketing exclusivity, reduced filing fees and regulatory guidance.

          Almost all of the $62.4 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates. For the three months ended October 31, 2007 and for fiscal years ended July 31, 2007, 2006 and 2005, our research and development expenses were approximately $1.6 million, $5.5 million, $5.2 million, and $5.1 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates. ONCONASE® is currently in an international, centrally randomized, confirmatory Phase IIIb registration trial. The primary endpoint of the trial is a statistically significant improvement in overall survival. The first interim analysis results based on one third of the required events (deaths) of the study, which evaluates the efficacy, safety and tolerability of the combination of ONCONASE® + doxorubicin as compared to doxorubicin alone, have been reported. The median survival time (MST) demonstrated a trend favoring the ONCONASE® + doxorubicin treatment group (12 months) over the doxorubicin group (10 months). A two month improvement in median survival had previously been observed in the Treatment Target Group (n=104) analysis from a previously completed Phase III single agent study that favored ONCONASE® over doxorubicin treatments (11.6 months vs. 9.6 months). The Company’s Phase IIIb confirmatory registration trial was designed based on the conclusions drawn from the TTG analysis but powered to reach a statistically significant difference in overall survival between the ONCONASE® + doxorubicin treatment group and the doxorubicin treatment group at 316 evaluable events. The interim data, which represented only one third of the planned number of evaluable events, was sufficient for us to continue the trial as planned, but was not sufficient for supporting our filing for marketing approvals at that time. At this time, we cannot predict with certainty when a sufficient number of deaths will occur to achieve statistical significance. The timing of when we will be able to file for marketing registrations in the US, European Union and Australia is data driven. Therefore, we cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, or when and if such approvals will be granted, or when actual sales will occur. We are currently submitting the various components of the New Drug Application (“NDA”) for ONCONASE® as they are completed, which began in February 2007 with our submission of the Chemistry, Manufacturing and Controls (CMC) section, in anticipation of potentially achieving favorable results from the Phase IIIb trial. We have reached 307 evaluable events in the Phase IIIb clinical trial and currently estimate that we may reach 316 evaluable events as early as the end of 2007, at which point we can begin our statistical analysis of the clinical trial data. Enrollment in the trial was completed in September 2007.

          During our fiscal quarter ended October 31, 2007, management’s efforts were primarily focused on our continued preparation of the ONCONASE® rolling NDA. Additionally, management continued to spend significant time attending to commercial matters primarily associated with the continued development of relationships with other biotechnology and pharmaceutical companies that have expressed an interest in assisting us in the potential marketing and distribution of ONCONASE® in the event that our clinical trial results lead to approval of our NDA by the FDA, and planning for Phase II clinical trials of ONCONASE® in patients suffering from cancers other than UMM. The ONCONASE® Phase IIIb clinical trial has reached the point where the end of the study is imminent and management has decided to focus the Company’s efforts on the completion of the clinical trial, the statistical analysis of the data and submitting the final components of the ONCONASE® rolling NDA, and intends to initiate its planned Phase II oncology program for ONCONASE® after the end of the Phase IIIb clinical trial.

          We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our Chief Executive Officer. During the three months ended October 31, 2007, we received gross proceeds of approximately $199,000 from exercises of stock options and warrants. These proceeds will be used primarily to complete our confirmatory Phase IIIb clinical trial and support our anticipated filing of an NDA of ONCONASE® for malignant mesothelioma, assuming satisfactory results from the ongoing clinical trial. We have incurred losses since inception and, to date, we have generated only small amounts of capital from marketing and distribution agreements for ONCONASE®.

Results of Operations

Three month periods ended October 31, 2007 and 2006

          We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the three month periods ended October 31, 2007 and 2006.

          Research and development expense was approximately $1.6 million for both the three month periods ended October 31, 2007 and October 31, 2006. Increased compensation expense of approximately $0.3 million, which was primarily related to share-based compensation, was offset by a decrease of approximately $0.3 million in clinical trial related expenses primarily due to the completion of enrollment in our ONCONASE® Phase IIIb confirmatory clinical trial.

          General and administrative expense for the three month period ended October 31, 2007 was approximately $1.2 million compared to approximately $0.9 million for the same period in 2006, an increase of approximately $0.3 million, or 27%. This increase was primarily due to an increase in compensation expense of approximately $0.2 million mostly related to share-based compensation, and increased legal expenses of approximately $0.1 million which was primarily due to increased activity from our efforts to develop marketing partnerships for ONCONASE®.

          For the three month periods ended October 31, 2007 and October 31, 2006, our investment income was approximately $0.1 million.

          The net loss for the three month period ended October 31, 2007 was approximately $2.7 million as compared to $2.4 million for the same period last year, an increase of approximately $0.3 million.

Liquidity and Capital Resources

          We have reported cumulative net losses of approximately $23 million for the three most recent fiscal years ended July 31, 2007. The net losses from date of inception, August 24, 1981, to October 31, 2007 amounts to approximately $95 million.

          We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our state tax benefits and research products, and investment income and financing received from our Chief Executive Officer. As of October 31, 2007, we had approximately $5.4 million in cash and cash equivalents. We currently believe that our cash and cash equivalents on hand at October 31, 2007 can support our activities through the first quarter of our fiscal year 2009 based on our expected level of receipts and expenditures, which assumes timely and successful completion of our Phase IIIb clinical trial, and submission and approval of the related NDA.

          The primary use of cash over the next 12 months will be to fund our regulatory and commercial efforts for ONCONASE® and our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to completing the work necessary for our rolling NDA submission and completion of the ONCONASE® Phase IIIb clinical trial. Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

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

Off-balance Sheet Arrangements

          We have no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of October 31, 2007.

Contractual Obligations and Commercial Commitments

          Since July 31, 2007, there has been no material change with respect to our commitments and contingencies as disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Critical Accounting Policies and Estimates

          Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended July 31, 2007.

Recently Issued Accounting Standards

          In June 2007, the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”). EITF 07-03 addresses the diversity that exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-03 will be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 07-03 will have, if any, on our financial statements.

          In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for our company on August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 159 will have, if any, on our financial statements.

          In December 2006, the FASB issued a FASB Staff Position (“FSP”) EITF Issue No. 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No.5 "Accounting for Contingencies." The guidance in FSP 00-19-2 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have analyzed the provisions of FSP 00-19-2 and determined that it will not have an effect on our financial statements.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. We are required to adopt SFAS 157 as of August 1, 2008, and are currently evaluating the impact that the adoption of SFAS 157 will have, if any, on our reported financial results.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Quantifying Misstatements in Financial Statements” (“SAB 108”). Under SAB 108, we are required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust our financial statements if this combined approach results in a conclusion that an error is material. We adopted SAB 108 and determined that it did not have a material impact on our reported financial results.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s tax return. On August 1, 2007, we adopted FIN 48 and determined that it did not have a material impact on our reported financial results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          As of October 31, 2007, we were exposed to market risks, primarily changes in U.S. interest rates. As of October 31, 2007, we held total cash and cash equivalents of approximately $5.4 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of July 31, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $54,000.

Item 4.   Controls And Procedures

          (a) Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of October 31, 2007, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely discussion regarding required disclosures.

          (b) Changes in internal controls.

          There has been no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

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

          During the quarter ended October 31, 2007, we issued 50,000 shares to Donna McCash Irrevocable Trust and 200,000 shares to McCash Family Limited Partnership upon the exercise of warrants at an exercise price of $0.60 per share, which resulted in gross proceeds of $150,000. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement.

          (b) Purchases of Equity Securities by Issuer and Affiliated Purchasers

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

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

ALFACELL CORPORATION
(Registrant)

December 10, 2007	/s/ Lawrence A. Kenyon
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)