Form 10-Q
period 2008-04-30
ALFACELL CORP
filed 2008-06-09
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer __      Accelerated Filer  X       Non-accelerated Filer __      Smaller Reporting Company __

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No  X

          The number of shares of Common Stock, $.001 par value, outstanding as of June 5, 2008 was 47,276,880 shares.

ALFACELL CORPORATION
(A Development Stage Company)

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED BALANCE SHEETS
April 30, 2008 and July 31, 2007

	April 30, 2008	July 31, 2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$7,843,906	$6,968,172
Prepaid expenses	225,266	150,207
Total current assets	8,069,172	7,118,379
Property and equipment, net of accumulated depreciation and amortization of
$328,417 at April 30, 2008 and $290,581 at July 31, 2007	154,980	136,723
Loan receivable, related party	-	180,397
Other assets	350,000	385,000

Total assets	$8,574,152	$7,820,499

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$1,336,829	$432,786
Accrued clinical trial expenses	814,699	898,134
Accrued professional service fees	306,089	322,051
Accrued compensation expense	319,096	143,369
Obligations under capital lease	3,269	-
Other accrued expenses	4,227	33,560
Total current liabilities	2,784,209	1,829,900
Obligations under capital lease	17,876	-
Accrued retirement benefits	586,500	-
Deferred rent	228,965	112,119
Deferred revenue	5,200,000	100,000

Total liabilities	8,817,550	2,042,019

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares	-	-
Common stock $.001 par value. Authorized 100,000,000 shares at April 30,
2008 and July 31, 2007; issued and outstanding 47,166,880 shares and
46,280,880 shares at April 30, 2008 and July 31, 2007, respectively	47,167	46,281
Capital in excess of par value	101,221,178	97,803,954
Deficit accumulated during development stage	(101,511,743)	(92,071,755)

Total stockholders’ equity (deficiency)	(243,398)	5,778,480

Total liabilities and stockholders’ equity (deficiency)	$8,574,152	$7,820,499

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended April 30, 2008 and 2007,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2008

(Unaudited)

					August 24, 1981
	Three Months Ended		Nine Months Ended		(Date of
	April 30,		April 30,		Inception) to
	2008	2007	2008	2007	April 30, 2008
Sales	$-	$-	$-	$-	$553,489

Operating expenses:
Cost of sales	-	-	-	-	336,495
Research and development	2,704,980	1,252,811	6,354,271	4,295,574	67,164,693
General and administrative	2,386,992	856,892	5,032,243	2,844,673	37,767,656
Total operating expenses	5,091,972	2,109,703	11,386,514	7,140,247	105,268,844

Loss from operations	(5,091,972)	(2,109,703)	(11,386,514)	(7,140,247)	(104,715,355)

Investment income	67,028	82,167	193,598	304,039	2,242,455
Other income	-	-	-	-	99,939
Interest:
Related parties, net	-	-	-	-	(1,147,547)
Others	(1,195)	(25)	(2,452)	(71)	(2,876,624)

Loss before state tax benefit	(5,026,139)	(2,027,561)	(11,195,368)	(6,836,279)	(106,397,132)

State tax benefit	-	-	1,755,380	510,467	4,885,389

Net loss	$(5,026,139)	$(2,027,561)	$(9,439,988)	$(6,325,812)	$(101,511,743)

Loss per basic and diluted common share	$(0.11)	$(0.04)	$(0.20)	$(0.14)

Weighted average number of shares outstanding	47,122,191	45,147,204	46,802,187	44,778,890

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from July 31, 2007 to April 30, 2008

(Unaudited)

				Deficit
	Common Stock			Accumulated	Total
			Capital In	During	Stockholders’
	Number of		Excess of par	Development	Equity
	Shares	Amount	Value	Stage	(Deficiency)

Balance at July 31, 2007	46,280,880	$46,281	$97,803,954	$(92,071,755)	$5,778,480

Exercise of stock options and warrants	886,000	886	548,654	—	549,540
Share-based compensation	—	—	2,868,570	—	2,868,570
Net loss	—	—	—	(9,439,988)	(9,439,988)

Balance at April 30, 2008	47,166,880	$47,167	$101,221,178	$(101,511,743)	$(243,398)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2008 and 2007,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2008

(Unaudited)

			August 24, 1981
	Nine Months Ended		(Date of Inception)
	April 30,		to
	2008	2007	April 30, 2008
Cash flows from operating activities:
Net loss	$(9,439,988)	$(6,325,812)	$(101,511,743)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Gain on sale of marketable equity securities	-	-	(25,963)
Depreciation and amortization	37,836	28,330	1,696,876
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Share-based compensation	2,868,570	1,650,168	13,501,111
Amortization of deferred rent	116,846	-	131,001
Amortization of debt discount	-	-	594,219
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Increase in prepaid expenses	(75,059)	(91,054)	(285,133)
Decrease (increase) in loan receivable, related party	180,397	(7,145)	96,051
Decrease (increase) in other assets	35,000	(350,000)	(350,000)
Increase in interest payable-related party	-	-	744,539
Increase (decrease) in accounts payable	904,043	(737,223)	1,843,464
Increase in accrued payroll and expenses, related parties	-	-	2, 348,145
Increase in accrued retirement benefits	612,000	-	612,000
Increase (decrease) in accrued expenses	21,497	(211,574)	2,137,495
Increase in deferred revenue	5,100,000	-	5,200,000
Net cash provided by (used in) operating activities	361,142	(6,044,310)	(61,776,048)
Cash flows from investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	(32,315)	(32,043)	(1,603,311)
Patent costs	-	-	(97,841)
Net cash used in investing activities	(32,315)	(32,043)	(1,675,189)

     (continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Nine months ended April 30, 2008 and 2007,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2008

(Unaudited)

			August 24, 1981
	Nine Months Ended		(Date of Inception)
	April 30,		to
	2008	2007	April 30, 2008
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Payment of capital lease obligation	(2,633)	-	(2,633)
Proceeds from issuance of common stock, net	-	(31,344)	53,102,893
Proceeds from exercise of stock options and warrants, net	549,540	1,132,330	13,930,130
Proceeds from issuance of convertible debentures, related party	-	-	297,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	546,907	1,100,986	71,295,143
Net increase (decrease) in cash and cash equivalents	875,734	(4,975,367)	7,843,906
Cash and cash equivalents at beginning of period	6,968,172	11,518,540	-
Cash and cash equivalents at end of period	$7,843,906	$6,543,173	$7,843,906

Supplemental disclosure of cash flow information – interest paid	$2,452	$71	$1,716,678
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable
to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible
subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related
parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725

     (continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Nine months ended April 30, 2008 and 2007,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2008

(Unaudited)

			August 24, 1981
	Nine Months Ended		(Date of Inception)
	April 30,		to
	2008	2007	April 30, 2008

Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and
accrued payroll and expenses, related parties to long-term
accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible
subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Issuance of warrants with notes payable	$-	$-	$594,219
Acquisition of equipment through capital lease	$23,778	$-	$23,778

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.        ORGANIZATION AND BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation (“Alfacell” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2008, the results of its operations for the three and nine months ended April 30, 2008 and 2007, and the period from August 24, 1981 (date of inception) to April 30, 2008, the changes in stockholders’ equity (deficiency) for the nine months ended April 30, 2008, and its cash flows for the nine-month periods ended April 30, 2008 and 2007, and the period from August 24, 1981 (date of inception) to April 30, 2008. The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of operating results for fiscal year 2008 or future interim periods. The July 31, 2007 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007, filed with the Securities and Exchange Commission.

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

          The Company has reported net losses of approximately $5,026,000 and $9,440,000 for the three and nine months ended April 30, 2008, respectively, and $8,755,000, $7,810,000 and $6,462,000 for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. The loss from date of inception, August 24, 1981, to April 30, 2008 amounts to approximately $101,500,000.

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

          The Company expects that its cash balances as of April 30, 2008, will be sufficient to support its activities into the fourth quarter of its fiscal year 2009 based on its expected level of expenditures, which assumes timely and successful submission of the ONCONASE® New Drug Application (“NDA”). The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of state tax benefit, revenues from the commercial sale of ONCONASE®, licensing of its proprietary RNase technology and out-licensing agreements with other companies for its technology and its drug candidates. Such additional funds may not become available as the Company may need them or be available on acceptable terms. Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Until and unless the Company’s operations generate significant revenues, the Company expects to continue to fund operations from equity financing or from up-front, milestone or other payments received in connection with licensing or strategic partnering agreements. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants and the sale of its tax benefits, although it cannot provide any assurance of such exercises or sale or the amount of capital it will receive, if any.

2.         LOSS PER COMMON SHARE

          The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(5,026,139)	$(2,027,561)	$(9,439,988)	$(6,325,812)
Denominator:
Weighted average number of common
shares outstanding	47,122,191	45,147,204	46,802,187	44,778,890
Loss per common share - basic and diluted	$(0.11)	$(0.04)	$(0.20)	$(0.14)
Potentially dilutive securities:
Warrants	15,122,534	16,276,567	15,122,534	16,276,567
Stock options	6,423,067	4,011,350	6,423,067	4,011,350
Total potentially dilutive securities	21,545,601	20,287,917	21,545,601	20,287,917

2.        LOSS PER COMMON SHARE, Continued

          As the Company has incurred a net loss for all periods presented, basic and diluted amounts per common share are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

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

          The Company recorded the following share-based compensation expense under SFAS 123(R) and EITF 96-18 based on the fair value of stock options.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Research and development	$482,917	$117,106	$1,425,315	$466,093
General and administrative	520,864	266,283	1,443,255	1,184,075
Total share-based compensation expense	$1,003,781	$383,389	$2,868,570	$1,650,168
Basic and diluted loss per common share	$0.02	$0.01	$0.06	$0.04

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

3.        SHARE-BASED COMPENSATION, Continued

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.65%	4.74%	3.45%	4.70%
Expected stock price volatility	114.41%	99.00%	108.17%	108.98%
Expected term (years)	9.0	3.60	7.53	5.30
Weighted average grant date fair value	$1.84	$1.01	$1.64	$1.21

          The following table summarizes the stock option activity for the period August 1, 2007 to April 30, 2008:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Term (Years)	Value

Balance August 1, 2007	4,867,039	$2.85
Granted	1,885,000	1.94
Exercised	(236,000)	0.62		$392,430
Expired	(67,000)	1.97
Forfeited	(25,972)	2.00
Balance April 30, 2008	6,423,067	2.67	6.90	$1,834,815
Exercisable as of April 30, 2008	3,300,066	3.16	4.99	$1,376,518
Unvested and expected to vest as of
April 30, 2008	3,123,001	2.16	8.91	$458,297

           During the fiscal quarter ended January 31, 2008, the Company issued an aggregate of 265,000 stock options to the independent members of its board of directors with an exercise price of $1.72 per share and a six-year exercise term. The aggregate grant date fair market value of these options, $275,865, is being amortized over the one-year vesting period. The Company recognized an aggregate compensation expense of $65,816 and $87,655 for the three and nine month periods ended April 30, 2008, respectively.

          During the fiscal quarter ended January 31, 2008, the Company issued an aggregate of 40,000 stock options to various non-employee consultants for services rendered. The options vested immediately, have an exercise price of $1.75 per share and a ten-year exercise term. The aggregate grant date fair market value of these options, $52,840, was recognized as an expense by the Company for the nine months ended April 30, 2008.

          During the fiscal quarter ended January 31, 2008, the Company issued an aggregate of 330,000 stock options to various non-employee consultants for serving as the Company’s scientific advisors and research collaborators and for contributions made on behalf of the Company’s pre-clinical and clinical research programs. Of these options, 10,000 vested immediately, 50% of the balance will vest after one year and the remaining 50% of the balance will vest after two years. The options have an exercise price of $1.75 per share and a ten-year term. Under the variable accounting provisions of EITF 96-18, the aggregate grant date fair market value of these options, $456,730, is being amortized over the vesting

3.        SHARE-BASED COMPENSATION, Continued

period and is being re-measured as of each reporting period. At April 30, 2008, the aggregate remeasured fair market value of these options was estimated to be $242,269 and the Company recorded the change in the estimated fair market value of $62,762.

          In March 2008, the Company issued 250,000 stock options to its CEO, Kuslima Shogen, with an exercise price of $2.18 per share and a ten-year exercise term. The options, which were granted as a bonus for entering into an agreement for the marketing rights to ONCONASE® in the U.S., vested immediately and have a grant date fair market value of $405,000 which was recognized as an expense by the Company in the three-month period ended April 30, 2008.

          In April 2008, the Company entered into a retirement agreement (see Note 11) with Kuslima Shogen, its CEO. Under the terms of the agreement, the Company issued 1,000,000 stock options with an exercise price of $2.00 per share. The options have a ten-year exercise term and will become exercisable only upon the approval of an ONCONASE® NDA by the United States Food and Drug Administration (“FDA”) for the treatment of malignant mesothelioma. The grant date fair market value of these options, $1,900,000, is being amortized over the estimated vesting period. As of April 30, 2008, the Company recognized compensation expense of $22,619.

          As of April 30, 2008, there was approximately $3,671,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 0.88 years.

4.        CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

5.        LOAN RECEIVABLE, RELATED PARTY

          The outstanding loan owed to the Company by its CEO was paid in full in April 2008. In each of the nine months ended April 30, 2008 and 2007, the Company accrued 8% interest in the amount of approximately $4,800 on the unpaid principal balance.

6.        OTHER ASSETS

          The Company has a lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company in the amount of $350,000 at April 30, 2008. The cash held by the bank is restricted as to use for the term of the standby letter of credit.

7.        REVENUE RECOGNITION

          The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) issued by the staff of the SEC. Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

7.        REVENUE RECOGNITION, Continued

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

          During the fiscal quarter ended January 31, 2008, the Company entered into a License Agreement for ONCONASE® with Par Pharmaceutical, Inc. in the U.S. Under the terms of the License Agreement, on January 14, 2008, Strativa Pharmaceuticals (“Strativa”), the proprietary products division of Par Pharmaceutical, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the United States and its territories. The Company retains all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals in the U.S. and its jurisdictions, as well as all rights for those non-U.S. jurisdictions in which it has not currently granted any such rights or obligations to third parties. Joint oversight committees with members from the Company and Strativa will manage the alliance. The Company received a cash payment of $5 million upon the signing of the License Agreement and will be entitled to a minimum additional cash payment of $20 million, with a maximum of up to $30 million, upon FDA approval of ONCONASE® for UMM. The Company will also be entitled to receive up to $190 million in additional milestone payments in connection with the development of ONCONASE® for up to three additional cancer indications and achieving certain net sales levels, in addition to receiving double-digit royalties on net sales of ONCONASE®. In the event of approval of ONCONASE® for a cancer indication in addition to UMM, the Company will have the option to co-promote ONCONASE® in the United States, with support from Strativa. Strativa will provide technical expertise for a future Alfacell oncology sales force, as well as funding for certain associated costs. Under certain circumstances, the Company will have the right to co-promote ONCONASE®, at the Company’s cost, prior to the time ONCONASE® is approved for any such additional cancer indication. The initial non-refundable cash payment received by the Company was allocated to deferred revenue and will be recognized ratably as revenue once the general criteria for revenue recognition have been met for the unit of accounting to which the payment has been allocated.

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

8.        CAPITAL STOCK, Continued

          During the fiscal quarter ended April 30, 2008, the Company issued an aggregate of 222,000 shares of its common stock upon the exercise of options by an officer and the exercise of warrants by an unrelated party at per share exercise prices ranging from $0.26 to $1.58. The Company realized aggregate gross proceeds of $156,620 from these exercises.

9.        SALE OF NET OPERATING LOSS CARRYFORWARDS

          New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits in order to obtain state tax benefits. For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), the Company had approximately $2,496,000 of total available state net operating loss carryforwards and state research and development credits that were saleable, of which New Jersey permitted the Company to sell approximately $1,969,000. In December 2007, the Company received approximately $1,755,000 from the sale of the $1,969,000 of state net operating loss carryforwards and state research and development credits that were saleable, which was recognized as state tax benefit for the nine months ended April 30, 2008.

          For the state fiscal year 2007 (July 1, 2006 to June 30, 2007), the Company had approximately $2,338,000 of total available state net operating loss carryforwards and state research and development credits that were saleable, of which New Jersey permitted the Company to sell approximately $574,000. In December 2006, the Company received approximately $510,000 from the sale of the $574,000 of state net operating loss carryforwards and state research and development credits, which was recognized as state tax benefit for the nine months ended April 30, 2007.

10.       RELATED PARTY TRANSACTIONS

          In March 2008, the Company engaged Champions Biotechnology, Inc. to provide certain services for approximately $12,300. The Company’s non-executive Chairman of the Board of Directors, Dr. David Sidransky, is also the chairman of the board of directors as well as a principal stockholder of Champions Biotechnology, Inc. As of April 30, 2008, 50% of the agreed amount was paid and the remaining 50% will be paid upon the completion of services.

11.      COMMITMENTS AND CONTINGENCIES

          Employment and Retirement Agreements

          On April 28, 2008, the Company announced that Kuslima Shogen, the Company’s chief executive officer and scientific founder, will retire from the Company on or before March 31, 2009. On April 25, 2008, Alfacell entered into a retirement agreement (the “Retirement Agreement”) with Ms. Shogen. Under the terms of the Retirement Agreement, Ms. Shogen will be entitled to receive her current annual salary of $300,000 and participate in all benefit plans available for the Company’s executives through her retirement date, which will occur on or before March 31, 2009 (the “Termination Date”). Ms. Shogen will receive retirement payments of $300,000 for each of the two years after the Termination Date. At April 30, 2008, the Company accrued these benefits in the amount of approximately $612,000.

11.      COMMITMENTS AND CONTINGENCIES, Continued

          The options to purchase the Company’s common stock currently held by Ms. Shogen will remain exercisable after Ms. Shogen’s retirement in accordance with their terms. No change was made to the terms of such existing options under the Retirement Agreement, except the Compensation Committee of the Company’s Board of Directors amended the Company’s 1993 Stock Option Plan and 1997 Stock Option Plan to allow such options to be transferred by Ms. Shogen to members of her family. The Compensation Committee has agreed to give Ms. Shogen the ability to transfer her existing options granted under the 2004 Stock Incentive Plan (the “Plan”) to members of her family subject to all the terms and restrictions of the Plan.

          If Ms. Shogen elects COBRA continuation coverage after the Termination Date, the Company will pay for Ms. Shogen’s COBRA insurance continuation premiums until the earliest of the second anniversary of the Termination Date, the date Ms. Shogen is no longer eligible for COBRA insurance coverage under applicable law or the date on which Ms. Shogen becomes eligible for Medicare. In the event Ms. Shogen becomes ineligible for COBRA coverage under the Company’s insurance plans for any reason other than her death prior to the second anniversary of the Termination Date, the Company will make a lump sum cash payment to Ms. Shogen equal to the amount of the premiums the Company would have had to pay to maintain Ms. Shogen’s coverage under the Company’s insurance plans had Ms. Shogen remained eligible for coverage under such plans for the period commencing on the date Ms. Shogen became ineligible for such coverage and ending on the second anniversary of the Termination Date.

          Pursuant to the terms of the Retirement Agreement, Ms. Shogen has also agreed to terminate the Royalty Agreement dated July 24, 1991, as amended on April 16, 2001 by and between the Company and Ms. Shogen (the “Royalty Agreement”). In exchange for termination of the Royalty Agreement, the Company will make the following payments and awards to Ms. Shogen: (1) a lump sum payment of $500,000 to be made within ten business days of the date of the Retirement Agreement, from which Alfacell will be entitled to deduct the amount of the outstanding principal and accrued interest of $187,410 owed by Ms. Shogen to Alfacell as of the date of the Retirement Agreement; (2) if the NDA for ONCONASE® for the treatment of malignant mesothelioma is approved by the FDA, Ms. Shogen will receive a one time payment equal to 5% of the initial milestone payment payable to the Company by Par Pharmaceutical Inc. (“Par”) pursuant to the License Agreement dated as of January 14, 2008 by and between the Company and Par (the “License Agreement”); (3) if the NDA is approved by the FDA, Ms. Shogen will also receive a payment of $350,000 on each of the first and second anniversaries of the date of such approval for a total payment of $700,000; (4) an option (the “Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock under the Plan at an exercise price equal to the fair market value of the common stock as of the date of the Retirement Agreement as determined under the Plan. The Option has a term of ten years and will become exercisable only upon the approval of the NDA by the FDA. As the result of the option to purchase 250,000 shares of common stock granted under the Plan to Ms. Shogen on March 5, 2008 in connection with the Company’s execution of the License Agreement and in order to enable the Company to grant this Option to Ms. Shogen, the Board of Directors amended the annual award limitation for a participant in the Plan for 2008 as it relates to Ms. Shogen from 1,000,000 shares to 1,250,000 shares; (5) payments equal to 15% of any royalties payable with respect to net sales which are received by Alfacell pursuant to any and all license agreements entered into by Alfacell for the marketing and distribution of ONCONASE® and any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug which are covered by the claims of any issued patent owned or controlled by Alfacell which is issued and valid as of December 31, 2007 (the “Licensed Products”) and 5% of net sales of Licensed Products which

11.      COMMITMENTS AND CONTINGENCIES, Continued

Alfacell books on its financial statements but only to the extent that the aggregate annual net sales of Licensed Products upon which such royalty payments are received by Alfacell and annual net sales of Licensed Products booked by Alfacell when combined are in excess of $100 million in a year. In the event either or both of the aggregate annual net sales of Licensed Products upon which Alfacell receives royalties and the annual net sales of Licensed Products which Alfacell books on its financial statements are less than $100 million, but when combined such aggregate annual net sales exceed $100 million, the payments to be received by Ms. Shogen in that year will be paid with respect to the amount of such aggregate net sales that exceeds $100 million and pro rated between the 15% Ms. Shogen is entitled to receive on royalties received by Alfacell and the 5% Ms. Shogen is entitled to receive on net sales booked by Alfacell based upon the percentage of the total net sales of the Licensed Products that year represented by aggregate net sales upon which Alfacell receives a royalty and the net sales booked by Alfacell. Ms. Shogen’s rights to receive these payments shall terminate when all claims under the relevant patents which cover the Licensed Products have expired.

          Lease Commitments

          Future minimum lease payments under non-cancelable operating and capital leases (with initial or remaining terms in excess of one year) as of April 30, 2008:

		Payments Due in Fiscal Year
							2013 and
	Total	2008	2009	2010	2011	2012	Thereafter

Building lease	$3,060,450	$34,320	$275,445	$302,036	$317,446	$317,446	$1,813,757
Equipment operating and
capital lease	125,548	8,387	33,548	31,024	25,976	25,976	637
Total contractual cash
obligations	$3,185,998	$42,707	$308,993	$333,060	$343,422	$343,422	$1,814,394

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are “forward-looking statements.” These statements are commonly identified by the use of forward-looking terms and phrases as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “seeks,” "should,” or “will” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. The matters set forth in Part I, Item 1A “Risk Factors” in our most recent annual report on Form 10-K, filed on October 15, 2007, as amended by our subsequent quarterly reports on Form 10-Q and the matters set forth in Part II Item 1A “Risk Factors” herein, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements. Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Overview

          We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers. Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases. As of April 30, 2008, we had 16 full time employees who conducted all administrative and research and development operations at our facility in Somerset, NJ.

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

          We have licensed the U.S. commercial rights for ONCONASE® to Strativa Pharmaceuticals, a division of Par Pharmaceutical, Inc. Strategic marketing and distribution agreements for ONCONASE® have been secured with BL&H Co. Ltd. for Korea, Taiwan and Hong Kong, USP Pharma Spolka Z.O.O., an affiliate of US Pharmacia, for Eastern Europe, and GENESIS Pharma, S.A. for Southeastern Europe. In the event that our rolling New Drug Application (“NDA”) submission results in receipt of marketing approval for ONCONASE® in the U.S., we will be eligible to receive a minimum milestone payment of $20 million, up to a maximum of $30 million, from our U.S. partner, Strativa Pharmaceuticals.

          During our fiscal quarter ended April 30, 2008, we learned that our confirmatory Phase IIIb clinical trial of ONCONASE® reached the required number of evaluable events to begin the process necessary to conduct the formal statistical analyses required to complete the final sections of the ONCONASE® rolling NDA. Management’s efforts during the quarter were primarily associated with preparing for the completion of the ONCONASE® rolling NDA submission, which included the necessary steps to conduct the required statistical analysis of the data from the clinical trial. On May 28, 2008, the preliminary results of this analysis were announced and indicated that the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a predefined primary data set for this sub-group of patients in the trial. Based on the preliminary statistical analysis of the data, we will continue with the planned submission of the remaining components of the ONCONASE® rolling NDA for the treatment of this patient population, which represents a currently unmet medical need.

          Management changes during the fiscal quarter ended April 30, 2008, included the announcement of the planned retirement of our CEO, Kuslima Shogen on or before March 31, 2009. Ms. Shogen continues to serve as CEO until her retirement and remains a member of our board of directors. Additionally, Mr. Lawrence A. Kenyon was named President. Mr. Kenyon also continues to serve as our Chief Financial Officer. The purpose of these changes is to develop a succession plan that allows for a smooth leadership transition upon the potential marketing approval of ONCONASE®.

          Almost all of the $67.2 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates. For the nine months ended April 30, 2008 and for the fiscal years ended July 31, 2007, 2006 and 2005, our research and development expenses were approximately $6.4 million, $5.5 million, $5.2 million, and $5.1 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.

          In the U.S., we have submitted all of the various components of our rolling NDA for ONCONASE® that do not require the statistical analysis of the data from the Phase IIIb trial. We currently estimate that the final sections of the NDA will be submitted before the end of calendar year 2008. Estimated costs related to completion of the NDA will total at least approximately $4 million, of which, we estimate $2 million will be required to complete the NDA and $2 million will be allocated to manufacturing sufficient quantities of ONCONASE® to complete the required testing of our manufacturing processes. Upon submission of the final sections of the rolling NDA, we cannot predict with certainty the outcome of the review of the materials by the FDA or when a decision by the FDA would be forthcoming. Actual sales of ONCONASE® can only occur in the U.S. when and if the FDA approves ONCONASE® for the treatment of UMM. We are also currently unable to predict with any certainty the timing or cost of any regulatory submissions related to ONCONASE® outside of the U.S.

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

          We have incurred losses since inception and we have not received FDA approval of any of our drug candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug candidates. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development or marketing rights to some of our drug candidates to third parties, collaborating with third parties to develop our drug candidates, or selling Company issued securities. During the three months ended April 30, 2008, we received gross proceeds of approximately $157,000 from exercises of stock options and warrants. These proceeds will be used primarily to support our anticipated filing of an NDA of ONCONASE® for UMM.

Results of Operations

Three-month periods ended April 30, 2008 and 2007

          We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the three-month periods ended April 30, 2008 and 2007.

          Research and development expense for the three-month period ended April 30, 2008 was approximately $2.7 million compared to approximately $1.3 million for the same period in 2007, an increase of approximately $1.4 million, or 108%. The increase was primarily related to increased expenses of approximately $1.2 million related to our preparations for the completion of the ONCONASE® rolling NDA submission, which included the necessary steps to conduct the required statistical analysis of the data from our confirmatory Phase IIIb clinical trial, and increased compensation expense of approximately $0.3 million related to increased share-based compensation expense.

          General and administrative expense for the three-month period ended April 30, 2008 was approximately $2.4 million compared to approximately $0.9 million for the same period in 2007, an increase of approximately $1.5 million, or 167%. This increase was primarily the result of the accrual of compensation expense related to the retirement agreement for our CEO and increased share-based compensation expense.

          For the three-month periods ended April 30, 2008 and 2007, our investment income was approximately $0.1 million.

          The net loss for the three-month period ended April 30, 2008 was approximately $5.0 million as compared to $2.0 million for the same period last year, an increase of approximately $3.0 million.

Nine-month periods ended April 30, 2008 and 2007

          We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the nine-month periods ended April 30, 2008 and 2007.

          Research and development expense for the nine-month period ended April 30, 2008 was approximately $6.4 million compared to approximately $4.3 million for the same period in 2007, an increase of approximately $2.1 million, or 49%. The increase was primarily related to increased expenses of approximately $1.3 million related to our preparations for the completion of the ONCONASE® rolling NDA submission, which included the necessary steps to conduct the required statistical analysis of the data from our confirmatory Phase IIIb clinical trial, and increased compensation expense of approximately $0.8 million mostly related to increased share-based compensation expense.

          General and administrative expense for the nine-month period ended April 30, 2008 was approximately $5.0 million compared to $2.8 million for the same period in 2007, an increase of $2.2 million, or 79%.This increase was primarily the result of increased compensation expense of approximately $1.4 million related to the planned retirement of our CEO in 2009 and increased share-based compensation, in addition to increased professional service fees of approximately $0.4 million mostly due to negotiations that resulted in commercial partnerships for ONCONASE®.

          For the nine-month period ended April 30, 2008, our investment income was approximately $0.2 million compared to approximately $0.3 million for the same period in 2007, a decrease of $0.1 million. This decrease was due to lower average balances of cash and cash equivalents on hand for the nine-month period ended April 30, 2008 as compared to the same period in 2007.

          The State ofNew Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or state net operating loss carryforwards, in order to obtain state tax benefit. For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), we had approximately $2,496,000 of total available state net operating loss carryforwards and state research and development credits that qualified for sale, of which New Jersey permitted us to sell approximately $1,969,000. In December 2007, we received approximately $1,755,000 from the sale of the $1,969,000 of state net operating loss carryforwards and state research and development credits, which was recognized as state tax benefit for the nine months ended April 30, 2008.

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

          The net loss for the nine-month period ended April 30, 2008 was approximately $9.4 million as compared to $6.3 million for the same period last year, an increase of $3.1 million, or 49%. The cumulative loss from the date of inception, August 24, 1981 to April 30, 2008, amounted to $101.5 million. We have incurred net losses during each year since our inception. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Liquidity and Capital Resources

          We have reported cumulative net losses of approximately $23 million for the three most recent fiscal years ended July 31, 2007. The net losses from date of inception, August 24, 1981 to April 30, 2008 amount to approximately $101.5 million.

          We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital in connection with license and collaboration agreements we have entered into with third parties and through other debt financings, the sale of our state tax benefits and research products, and investment income and financing received from our Chief Executive Officer. During the nine months ended April 30, 2008, we received a cash payment of $5.0 million as a non-refundable up-front fee for entering into a licensing agreement for ONCONASE® with Par Pharmaceutical, Inc., approximately $1.8 million in the sale of our New Jersey state tax benefit, and approximately $0.6 million in proceeds from exercise of stock options and warrants. As of April 30, 2008, we had approximately $7.8 million in cash and cash equivalents. We currently believe that our cash and cash equivalents on hand at April 30, 2008 can support our activities into the fourth quarter of our fiscal year 2009 based on our expected level of expenditures, which assumes timely and successful submission of the ONCONASE® NDA.

          The primary use of cash over the next 12 months will be to fund our regulatory and commercial efforts for ONCONASE® and our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to completing the work necessary for our ONCONASE® rolling NDA submission. Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development. In the event that our rolling NDA submission results in receipt of marketing approval for ONCONASE® in the U.S., we will be eligible to receive a minimum milestone payment of $20 million, up to a maximum of $30 million, from our U.S. partner, Strativa Pharmaceuticals.

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

Off-balance Sheet Arrangements

          We have no debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of April 30, 2008.

Contractual Obligations and Commercial Commitments

          Future minimum lease payments under non-cancelable operating and capital leases (with initial or remaining terms in excess of one year) as of April 30, 2008:

		Payments Due in Fiscal Year
							2013 and
	Total	2008	2009	2010	2011	2012	Thereafter

Building lease	$3,060,450	$34,320	$275,445	$302,036	$317,446	$317,446	$1,813,757
Equipment operating and
capital lease	125,548	8,387	33,548	31,024	25,976	25,976	637
Total contractual cash
obligations	$3,185,998	$42,707	$308,993	$333,060	$343,422	$343,422	$1,814,394

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

Recently Issued Accounting Standards

          In May 2008, the FASB issued Statement No. 162 “Hierarchy of GAAP”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”. The Company will adopt this pronouncement once it becomes effective.

          In December 2007, the FASB issued Statement No. 141(R) "Business Combinations" (“SFAS 141(R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. We believe that this new pronouncement will not have a material impact on our financial statements in future periods.

          On December 21, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R, “Share-Based Payment”. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. The adoption of SAB 110 did not have a material impact on our consolidated financial statements.

          In June 2007, the FASB issued Emerging Issues Task Force(“EITF”) Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”). EITF 07-03 addresses the diversity that exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-03 will be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 07-03 will have, if any, on our financial statements.

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

          In February 2008, the FASB issued FSP Financial Accounting Standards (“FAS”) No. 157-1, “Application of FASB Statement No. 157 to SFAS Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. FSP 157-1 is effective upon initial adoption of SFAS 157. We are required to adopt SFAS 157 as of August 1, 2008, and are currently evaluating the impact that the adoption of FSP 157-1 will have, if any, on our reported financial results.

          In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. This delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. We noted FSP 157-2 and will wait to hear for additional positions taken by the Board before proceeding further.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of April 30, 2008, we were exposed to market risks, primarily changes in U.S. interest rates. As of April 30, 2008, we held total cash and cash equivalents of approximately $7.8 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of April 30, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $78,000.

Item 4. Controls And Procedures

          (a) Evaluation of disclosure controls and procedures.

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of April 30, 2008, the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely discussion regarding required disclosures.

          (b) Changes in internal controls.

          There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

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

          The FDA in the United States and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve the completion of lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the level of complexity and novelty of the product. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. A significant portion of our expenditures have been devoted, and in the future will be devoted, to the clinical trials for our lead product candidate, ONCONASE® and activities related to the preparation and filing of the NDA for ONCONASE® for the treatment of malignant mesothelioma. Although we believe we could modify some of our expenditures to reduce our cash outlays in relation to our clinical trials and other NDA related expenditures, we cannot quantify the amount by which such expenditures might be modified. A delay in the commercial sale of ONCONASE® or sales of ONCONASE® which did not result in significant revenue to us, would increase the time frame during which our cash flow would be negative, which, in turn, might require us to seek additional financing. Such financing may not be available, and even if it is available, it may not be available on terms favorable or acceptable to us.

          We have conducted the preliminary statistical analysis from our confirmatory Phase IIIb clinical trial of ONCONASE® and that analysis indicated that ONCONASE® did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen. Alfacell plans to submit an NDA to the FDA for the treatment of this patient population, which represents a currently unmet medical need.

          While we believe that the statistical analysis of the data from the confirmatory Phase IIIb clinical trial of ONCONASE® have produced results that support the filing of an NDA with the FDA, we cannot be certain that the FDA will allow us to file an NDA or approve our NDA, if it is filed. Also if safety concerns develop, the FDA, EMEA and TGA could take actions that negatively affect our NDA submission. We or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

  delays or refusals by regulatory authorities in granting marketing approvals;
  our limited financial resources relative to our competitors;
  our ability to obtain and maintain relationships with current and additional marketing partners;
  the availability and level of reimbursement for our products by third party payors;
  incidents of adverse reactions to our products;
  misuse of our products and unfavorable publicity that could result; and
  the occurrence of manufacturing or distribution disruptions.

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

          We estimate that as of April 30, 2008, our then existing cash reserves should be sufficient to support our activities into the fourth quarter of our fiscal year 2009 based on our expected level of expenditures, which assumes the timely and successful submission of the ONCONASE® NDA. We will need additional financing to conduct our business after April 30, 2009. If the outcome of our planned NDA submission results in a marketing approval of ONCONASE® by the FDA, we will be eligible to receive significant cash milestone payments from our US marketing partner. If we are delayed in submitting the NDA, the receipt of milestone payments may be delayed or may not occur at all and our ability to raise additional capital could be adversely affected. Factors that would affect the amount and timing of additional capital required include, but are not limited to, the following:

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
  the emergence of competing technologies and other adverse market developments;
  changes in or terminations of our existing licensing, marketing and distribution arrangements;
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

          Additionally, we contract with Ben Venue Corporation for the manufacturing of ONCONASE® and with Bilcare, Catalent and Aptuit for the storage, labeling, and shipping of ONCONASE® for clinical trial use. We utilize the services of these third party manufacturers solely on an as needed basis with terms and prices customary for our industry.

          We use FDA GMP licensed manufacturers for ranpirnase and ONCONASE®. We have identified alternative service providers for the manufacturing services for which we may contract. In order to replace an existing service provider we must amend our IND to notify the FDA of the new manufacturer. Although the FDA generally will not suspend or delay a clinical trial as a result of replacing an existing manufacturer, the FDA has the authority to suspend or delay a clinical trial if, among other grounds, human subjects are or would be exposed to an unreasonable and significant risk of illness or injury as a result of the replacement manufacturer.

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

          We are highly dependent on the principal members of our management team, including, but not limited to, Kuslima Shogen, our founder and Chief Executive Officer, and Lawrence A. Kenyon, our President, Chief Financial Officer and Corporate Secretary. Ms. Shogen announced her planned retirement effective no later than March 31, 2009 and entered into a retirement agreement with the Company that specifies payments to be made to her by the Company through March 31, 2011. These payments primarily consist of annual payments to Ms. Shogen representing her current salary and medical benefits. Mr. Kenyon does not have an employment contract with us. We do not have key man insurance on any of our management. If we were to lose the services of Mr. Kenyon or other members of our management team, and were unable to replace them, our product development and the achievement of our strategic objectives could be delayed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) Recent Sales of Unregistered Securities

          During the quarter ended April 30, 2008, we issued 100,000 shares to McCash Revocable Trust upon the exercise of warrants at an exercise price of $0.60 per share, which resulted in gross proceeds of $60,000. This transaction was exempt from registrations under Section 4(2) of the Securities Act of 1933, as amended. We have previously registered the resale of these shares by the stockholders on a Form S-3 registration statement. We did not engage in any public advertising or general solicitation in connection with the either the issuance or exercise of the above warrants. The net proceeds from these transactions will be used for general corporate purposes.

          (b) Purchases of Equity Securities by Issuer and Affiliated Purchasers

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None.

Item 6. Exhibits

          Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Item Title

10.2.1	Amendment No. 1 to 1997 Stock Option Plan

10.3.1	Amendment No. 1 to 2004 Stock Incentive Plan

10.44	Amendment No. 1 to 1993 Stock Option Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE PAGE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFACELL CORPORATION
(Registrant)

June 9, 2008	/s/ Lawrence A. Kenyon
President
(Principal Accounting Officer and
Principal Financial Officer)