Form 10-K
period 2008-07-31
ALFACELL CORP
filed 2008-10-14
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from__________ to __________

0-11088
Commission file number

ALFACELL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Atrium Drive, Somerset, New Jersey
(Address of principal executive offices)

08873
(Zip Code)

Registrant’s telephone number, including area code: (732) 652-4525

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	Nasdaq Capital Market
(Title of Class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [ X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [ X ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 the Exchange Act. (Check one): Large Accelerated Filer [    ] Accelerated Filer [ X ] Non accelerated Filer [    ] Smaller Reporting Company [    ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [    ] No [ X ]

     The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates based upon the reported last sale price of the common stock on January 31, 2008, the end of the registrant’s second fiscal quarter, was approximately $94,601,000. As of October 10, 2008 there were 47,313,880 shares of common stock outstanding.

Documents Incorporated by Reference

     Certain information required in Part III of this annual report on Form 10-K is incorporated reference to portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

The following trademarks appear in this annual report on Form 10-K: ONCONASE® is the registered trademark of Alfacell Corporation, exclusively for its anti-cancer agent, Alimta® is the registered trademark of Eli Lilly, Zolinza® is the registered trademark of Merck & Co. and Avastin® is the registered trademark of Genentech.

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

  the failure to obtain regulatory approval of our lead product;

  the failure to achieve positive results in clinical trials;

  competitive factors;

  available financial resources and the ability to secure adequate funding for development projects;

  the ability to attract and retain qualified management;

  relationships with pharmaceutical and biotechnology companies;

  the ability to develop safe and efficacious drugs;

  variability of royalty, license, and other revenue;

  the failure to satisfy the performance obligations in our agreements;

  the ability to enter into future collaborative agreements;

  uncertainty regarding our patents and patent rights (including the risk that we may be forced to engage in costly litigation to protect such patent rights and the material harm to us if there were an unfavorable outcome of any such litigation);

  governmental regulation;

  technological change;

  changes in industry practices; and

  one-time events.

In addition, in this annual report on Form 10-K, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, our business, or our management, are intended to identify forward looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1A.—RISK FACTORS, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward looking statements.

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

All information in this Form 10-K is as of October 10, 2008, unless otherwise noted and we undertake no obligation to update this information.

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

     RNases are biologically active enzymes that split RNA molecules. RNases are enzymes which play important roles in nature, including the embryonic development of an organism and regulation of various cell functions. RNA is an essential bio-chemical cellular component necessary to support life. There are various types of RNA, all of which have specific functions in a living cell. They help control several essential biological activities, namely; regulation of cell proliferation, maturation, differentiation and cell death. Therefore, they are ideal candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic, or programmed cell death, properties.

     ONCONASE® (ranpirnase) is a novel amphibian ribonuclease, unique among the superfamily of pancreatic ribonuclease, isolated from the eggs of the Rana pipiens (the Northern Leopard frog). Ranpirnase is the smallest known protein belonging to the superfamily of pancreatic ribonuclease and has been shown, on a molecular level, to re-regulate the unregulated growth and proliferation of cancer cells. Unlike most anti-cancer agents that attack all cells regardless of phenotype (malignant versus normal) and cause severe toxicities, ONCONASE® is not an indiscriminate cytotoxic drug (cell killing agent). ONCONASE® primarily affects exponentially growing malignant cells, with activity controlled through unique and specific molecular mechanisms.

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

     ONCONASE®, our lead drug product candidate, is currently being evaluated in human clinical trials for the treatment of various forms of cancer. Our most advanced clinical trial for ONCONASE® is a confirmatory Phase IIIb registration trial designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE® and doxorubicin as compared to doxorubicin alone in the treatment of patients with unresectable (inoperable) malignant mesothelioma (“UMM”), a rare and deadly form of lung cancer. Enrollment in the Phase IIIb trial was completed in September 2007. On May 28, 2008, we announced that the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a predefined primary data set for this sub-group of patients in the trial. Based on the preliminary statistical analysis of the data, we have decided to continue with the planned submission of the remaining components of the ONCONASE® rolling New Drug Application or NDA for the treatment of this patient population, which represents a currently unmet medical need. The following table summarizes the current clinical development status of ONCONASE®.

Clinical Indications	Clinical Development Status

Unresectable malignant mesothelioma	Completed – Preparing NDA
Lung cancer and other solid tumors	Phase I/II

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

MARKET OVERVIEW

     According to the American Cancer Society (“ACS”) 2008 Cancer Facts and Figures, cancer is the second leading cause of death in the United States, accounting for one in every four deaths. The ACS 2008 Cancer Facts and Figures also estimates that doctors will diagnose over 1.4 million new cases of cancer in the United States in 2008. The National Institutes of Health or NIH estimate that the annual cost of cancer in 2007 was approximately $219.2 billion, including $89.0 billion in direct medical costs and $18.2 billion for morbidity costs, which includes the cost of lost productivity.

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

     Because in most cases cancer is fatal, cancer specialists attempt to attack the cancer aggressively, with as many therapies as available and with as high a dose as the patient can tolerate. Since traditional chemotherapy attacks both normal and cancerous cells, treatment often tends to result in complicating side effects. Additionally, cells which have been exposed to several rounds of chemotherapy develop a resistance to the cancer drugs that are being administered. This is known as “multi-drug resistance.” The side effects of chemotherapy often limit the effectiveness of treatment. Cancers often recur and mortality rates remain high. Despite large sums of money spent on cancer research, current treatments are largely inadequate and improved anti-cancer agents are needed.

     The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2008 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths

Lung (including mesothelioma)	232,270	166,280
Breast	184,450	40,930
Brain	21,810	13,070
Esophageal	16,470	14,280

Source: American Cancer Society, 2008 Cancer Facts and Figures

     UMM is the planned initial, or “gateway”, indication for ONCONASE®. Malignant mesothelioma is an aggressive tumor of serosal surfaces (e.g., pleura, peritoneum) that is often caused by exposure to asbestos. The most common form is pleural mesothelioma, which accounts for 75% of all cases and affects the lungs and the protective lining and cavity of the lungs.

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

     It is estimated that only approximately 1–5% of all mesothelioma patients are suitable for radical surgery. Furthermore, radiotherapy has no impact on survival and is mainly used for palliative purposes. As such, most patients are treated with various chemotherapy regimens, including antifolates, platinum agents, anthracyclines and antimetabolites. Most of these regimens yield poor response rates, typically between 15% and 20%, and the disease almost always recurs.

Competition

     In February 2004, the Food and Drug Administration or FDA granted Eli Lilly & Company approval to market Alimta® (pemetrexed), in combination with cisplatin as a treatment for malignant pleural mesothelioma (MPM), the most prevalent form of mesothelioma. To date, Alimta is the only approved therapy worldwide for the treatment of MPM or any form of mesothelioma. Alimta is a multi-targeted antifolate that is based upon a different mechanism of action than ONCONASE®. Like ONCONASE®, Alimta received Orphan Drug and Fast Track Status from the FDA.

     To our knowledge, only two other drugs are in a Phase III trial for the treatment of mesothelioma. Merck & Co.’s Zolinza (vorinostat) is currently in Phase III clinical trials for refractory advanced malignant pleural mesothelioma. Genentech Inc.’s Avastin® (bevacizumab) is currently in Phase II/III clinical trials for malignant pleural mesothelioma in combination with the approved Alimta regimen.

     There may be several companies, universities, research teams or scientists, that are engaged in research similar, or potentially similar to research performed by us. Some of these entities or persons may have far greater financial resources, larger research staffs and more extensive physical facilities. In addition, these entities or persons may develop products that are more effective than ours and may be more successful than us at producing and marketing their products.

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

Focus on the growing cancer market

     Cancer is the second leading cause of death in the United States, yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. Given the life-threatening nature of cancer, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to continue to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

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

RESEARCH AND DEVELOPMENT PROGRAM

     Research and development expenses for the fiscal years ended July 31, 2008, 2007, and 2006 were approximately $8,503,000, $5,543,000, and $5,230,000, respectively. Our research and development programs focus primarily on the clinical and pre-clinical research and development of therapeutics from our pipeline of amphibian RNases.

Clinical Development Program

     In January 2007, ONCONASE® was granted orphan drug designation by the FDA for malignant mesothelioma. Orphan drug designation permits us to be awarded seven years of marketing exclusivity for ONCONASE® for the malignant mesothelioma indication upon FDA approval for this indication. Other benefits for which we are eligible with the orphan drug designation include protocol assistance by the FDA in the preparation of a dossier that will meet regulatory requirements, tax credits, research and development grant funding, and reduced NDA submission fees. Previously, our ONCONASE® development program received Fast Track Designation from the FDA for the indication of malignant mesothelioma. We continue to have discussions with the FDA to establish mutually agreed upon parameters for the NDA to obtain marketing approval for ONCONASE®, assuming the confirmatory Phase IIIb clinical trial for the treatment of malignant mesothelioma results support such approval.

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

     The FDA, EMEA and TGA Orphan Drug Designations for ONCONASE® for malignant mesothelioma may serve to expedite its regulatory review upon submission of a marketing application. The efficacy and safety of ONCONASE® for malignant mesothelioma will ultimately be determined by these regulatory agencies based on the results of our Phase IIIb registration trial.

     ONCONASE® is currently being evaluated as a treatment for UMM in an international, centrally randomized, confirmatory Phase IIIb registration trial. Malignant mesothelioma is a rare cancer, primarily affecting the pleura (lining of the lungs), and is usually associated with asbestos exposure. The first Phase III trial of ONCONASE® in UMM was completed in 2000. The most recent confirmatory Phase IIIb registration trial was closed to patient accrual in September 2007.

     The confirmatory Phase IIIb registration trial is a randomized and controlled clinical trial designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE® and doxorubicin as compared to doxorubicin alone, and powered to reach a statistically significant difference in overall survival between the ONCONASE® + doxorubicin treatment group and the doxorubicin treatment group at 316 evaluable events. Patients were stratified based on Cancer Adult Leukemia Group B (“CALGB”) Group (1 to 4) and histology and then assigned treatment using a centralized randomization plan. The primary endpoint of the trial is overall patient survival. The following data sets were analyzed for efficacy as per the statistical analysis plan for this clinical trial:

  All patients randomized who received at least one dose of study therapy (evaluable patients),

  Previously treated patients,

  All patients randomized,

  All patients who completed 6 cycles of therapy per protocol, and

  All patients with identical inclusion criteria as used in the Alimta submission.

     In addition, secondary endpoints to be analyzed in accordance with the Phase IIIb clinical trial statistical analysis plan include:

  Tumor response rates,

  Progression free survival,

  Patient assessment of symptoms associated with malignant mesothelioma,

  Investigator assessment of malignant mesothelioma symptoms,

  Narcotic pain medication usage,

  Lung function, and

  Performance status.

     On May 28, 2008, we announced that the results of the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, one of the predefined primary sub-group data sets for patients in the trial. The full analysis of the data is currently ongoing in support of the planned submission of the remaining components of the ONCONASE® rolling NDA for the treatment of UMM patients that have failed a prior chemotherapy regimen, which represents a currently unmet medical need. We have requested a pre-NDA meeting with the FDA to discuss the planned NDA submission in an effort to submit the final components of the rolling NDA by the end of 2008.

     In our previous Phase III trial comparing ONCONASE® as a single agent with doxorubicin, the intent-to-treat population showed median survival of 8.4 months for the ONCONASE® arm and 8.2 months for the doxorubicin arm in the study. While not statistically significant, a subset analysis of the results using the CALGB prognostic groups (published during enrollment in the Phase III trial) revealed a marked excess of poor prognosis patients (groups 5 and 6) in the ONCONASE® arm of the trial (32 patients or 38.1% of the patients treated with ONCONASE®) as compared to the doxorubicin arm of the trial (12 patients or 17% of the patients treated with doxorubicin). By excluding these patients and the 10 patients whose central pathology review did not confirm a diagnosis of malignant mesothelioma (N=5) from the 154 intent-to-treat patients, we defined a target treatment group, or TTG, consisting of 104 patients who met the criteria for CALGB prognostic groups 1-4. Of these patients, 47 were treated with ONCONASE® and 57 were treated with doxorubicin. The single agent Phase III results of the TTG showed a median survival benefit of 2 months for ONCONASE® treated patients, 11.6 months median survival time, or MST, versus 9.6 months MST. This two month median survival difference favoring ONCONASE®, while not statistically significant, represents a 20% advantage over the active agent, doxorubicin. Moreover, the clinical activity of ONCONASE® is also evident from the ov erall 1-year and 2-year survival rates of ONCONASE® versus doxorubicin in the TTG, 46.8% versus 38.6% and 20.2% versus

12.3%, respectively. Doxorubicin treatment was associated with a 60% higher risk of death compared to ONCONASE® treatment. Finally, tumor assessment by an independent radiologist for evaluable patients (which included a baseline and follow-up radiological assessment) revealed evidence of objective clinical activity in 17 patients in each treatment arm. Four partial responses and 13 stabilization of previously progressive disease were reported in the ONCONASE® treated patients and 7 partial responses and 10 stabilization of previously progressive disease were reported in the doxorubicin treated patients. Despite the small number of patients in this subset, the analysis revealed a statistically significant difference, log rank test, p. = 0.037, in survival of the responders favoring ONCONASE® treated patients with an MST 23.3 versus 14.4 months for doxorubicin treated patients as well as the 2 year survival rates of 40% for ONCONASE® and 9% for doxorubicin.

     A Phase I/II program to evaluate a new dose and administration schedule of ONCONASE® was initiated in 2005 to attempt to take advantage of potentially increased efficacy with higher and more frequent doses of ONCONASE®. The Phase I portion of this program is complete and we plan to initiate a Phase II clinical trial in non-small cell lung cancer (NSCLC) patients that exhibit resistance to platinum based chemotherapy regimens in early 2009.

Pre-Clinical Research Program

     Our drug discovery and pre-clinical research programs form the basis for the development of specific recombinant RNases for chemically linking drugs and other compounds such as monoclonal antibodies, growth factors, etc., as well as developing gene fusion products with the goal of targeting various molecular functions. These programs provide for joint design and generation of new products with outside collaborators. Through these collaborations, we may own these new products along with, or we may grant an exclusive license to, the collaborating partner(s).

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

     A Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute, or NCI, has produced RN321, a conjugate of ranpirnase with a monoclonal antibody, that has demonstrated activity against non-Hodgkin’s lymphoma in preclinical studies. The relative benefit of killing targeted tumor cells versus non-targeted healthy cells, or the therapeutic index, is greater than 200,000-fold with this conjugate. This CRADA has been concluded and data published. As a result of these findings we are working with our collaborators on the development of first and second generation huRFB4 - ONCONASE® for targeting CD22+ B cell malignancies.

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

Evaluation Of ONCONASE ® As A Radiation Enhancer

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

ONCONASE® As a Resistance-Overcoming and Apoptosis-Enhancing Agent

     The Fas (CD95) cell surface receptor (and its Fas ligand FasL) has been recognized as an important “death” receptor involved in the induction of the “extrinsic” pathway of apoptosis. The apoptotic pathways have been the preferred target for new drug development in cancer, autoimmune, and other therapeutic areas.

     The Thoracic Surgery Branch of the NCI confirmed the synergy between ranpirnase and soluble Fas ligand (sFasL) in inducing significant apoptosis in sFasL-resistant Fas+tumor cells. These results provided rationale for using ONCONASE® as a potential treatment of FasL-resistant tumors and possibly other disorders such as the autoimmune lympho-proliferative syndrome (ALPS). Further research in this area is ongoing.

Evaluation Of ONCONASE® As An Anti-Viral Agent

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

COMMERCIAL RELATIONSHIPS

License Agreements

     In January 2008, we entered into a U.S. License Agreement for ONCONASE® with Par Pharmaceutical, Inc. (“Par”). Under the terms of the License Agreement, Strativa Pharmaceuticals (“Strativa”), the proprietary products division of Par, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the United States and its territories. We retain all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals, as well as all rights for those non-U.S. jurisdictions in which we have not currently granted any such rights or obligations to third parties. Joint oversight committees with members from Alfacell and Strativa will manage the alliance. We received a cash payment of $5 million upon the signing of the License Agreement and will be entitled to an additional minimum cash payment of $20 million, up to a maximum of $30 million, upon FDA approval of ONCONASE® for UMM. We will also be entitled to receive up to $190 million in additional development and sales milestone payments in connection with the development of ONCONASE® for up to three additional cancer indications and achieving certain net sales levels, in addition to receiving double-digit royalties on net sales of ONCONASE®. In the event of approval of ONCONASE® for a cancer indication in addition to UMM, we will have the option to co-promote ONCONASE® in the United States, with support from Strativa. Strativa will provide technical expertise for a future Alfacell oncology sales force, as well as funding for certain associated costs. Under certain circumstances, we will have the right to co-promote ONCONASE®, at our cost, prior to the time ONCONASE® is approved for any such additional cancer indication. We will also supply all of Strativa’s requirements for ONCONASE® pursuant to a Supply Agreement with Par executed on January 14, 2008.

     Strativa has the right to terminate the License Agreement if ONCONASE® does not receive marketing approval by the FDA on or before January 1, 2012 or receives a not approvable communication from the FDA with respect to the primary UMM indication. In the case of termination of the License Agreement for any reason, we will retain all rights to ONCONASE®.

Marketing and Distribution Agreements

Megapharm Ltd.

     In May 2008, we entered into an exclusive marketing, sales and distribution agreement with Megapharm Ltd. for the commercialization of ONCONASE® in Israel. Under the agreement, we are eligible to receive 50% of net sales in the territory. We will be responsible for the manufacture and supply of ONCONASE® to Megapharm, while Megapharm will be responsible for all activities and costs related to regulatory filings and commercial activities in the territory.

BL&H Co. Ltd.

     In January 2008, we entered into a marketing and distribution agreement with BL&H Co. Ltd. for the commercialization of ONCONASE® in Korea, Taiwan and Hong Kong. Under the agreement, we received a $100,000 up-front fee and are eligible to receive additional cash milestones and 50% of net sales in the territory. We will be responsible for the manufacture and supply of ONCONASE® to BL&H, while BL&H will be responsible for all activities and costs related to regulatory filings and commercial activities in the territory.

US Pharmacia

     In July 2007, we entered into a Distribution and Marketing Agreement (the “Distribution Agreement”), with USP Pharma Spolka Z.O.O. (the “Distributor”), an affiliate of US Pharmacia, pursuant to which the Distributor was granted exclusive rights for the marketing, sales, and distribution of ONCONASE® for use in oncology in Poland, Belarus, Ukraine, Estonia, Latvia, and Lithuania (the “Territory”) for an initial term that ends upon the earlier of (i) 10 years from the first commercial sale in the Territory and (ii) the date all of the patents covering the product in the Territory expire. We received an upfront payment of $100,000 and will also be entitled to receive milestone payments based on the achievement of certain regulatory approvals and certain sales goals. In addition, we will receive a royalty on net sales as well as a transfer price for product sold by us to the Distributor. We will be responsible for making regulatory filings with and seeking marketing approval of ONCONASE® in the Territory and manufacturing and supplying ONCONASE® to the Distributor. The Distributor will be responsible for all commercial activities and related costs in the Territory.

     In connection with the Distribution Agreement, we also entered into a Securities Purchase Agreement, with Unilab LP, an affiliate of US Pharmacia, pursuant to which we issued a total of 553,360 shares of restricted common stock for approximately $1.4 million, or $2.53 per share.

GENESIS Pharma S.A.

     In December 2006, we entered into a Distribution and Marketing Agreement with GENESIS Pharma S.A. (“GENESIS”), pursuant to which GENESIS was granted exclusive rights for the marketing, sales, and distribution of ONCONASE® for use in oncology in Greece, Cyprus, Bulgaria, Romania, Slovenia, Croatia, Serbia, and the Former Yugoslavian Republic of Macedonia (the “Region”) for an initial term that ends upon the earlier of (i) 10 years from the first commercial sale in the Region and (ii) the date all of the patents covering the product in the Region expire. We will retain ownership of all intellectual property relating to ONCONASE® and responsibility for all regulatory filings with EMEA in the European Union (EU), with GENESIS providing assistance with regard to regulatory filings in the non-EU countries included in this agreement. We will also be responsible for manufacturing and supplying the product to GENESIS, which will distribute the product. GENESIS will have lead responsibility for all ONCONASE® commercialization activities and will manage all operational aspects of the marketing, sales and distribution of the product in the Region. We are entitled to receive milestone payments based on the achievement of certain regulatory approvals and certain sales goals. In addition, we will receive a royalty on net sales as well as a transfer price for product sold by us to GENESIS.

Manufacturing

     In January 2008, we entered into a Purchase and Supply Agreement (the “Supply Agreement”) with Scientific Protein Laboratories LLC (“SPL”). Under the Supply Agreement, SPL will manufacture and be our exclusive supplier for the bulk drug substance used to make ONCONASE®. The term of the Supply Agreement shall be ten years and we have the right to terminate the Supply Agreement at any time without cause on two years prior notice to SPL.

     Additionally, we contract with Ben Venue Laboratories Inc. (“Ben Venue”) for vial filling and with Bilcare Global Clinical Supplies, Americas (“Bilcare”), Aptuit, Inc. (“Aptuit”) and Catalent Pharma Solutions, Inc. (“Catalent”) for the labeling, storage and shipping of ONCONASE® for use in clinical trials. Other than these arrangements we do not have specific arrangements for the manufacture of ONCONASE®.

     Products manufactured for use in clinical trials and for commercial sale must be manufactured in compliance with Current Good Manufacturing Practices (“CGMP”). SPL, Ben Venue, Aptuit and Catalent are all licensed or approved by the appropriate regulatory agencies and all work is performed in accordance with CGMP. For the foreseeable future, we intend to rely on these manufacturers and related service providers, or substitute vendors, if necessary, to manufacture our product. We believe, however, that there are substantial alternative providers for the services for which we contract. For those relationships where we have not entered into formal agreements, we utilize the services of these third party contractors solely on an as needed basis with prices and terms customary for companies in businesses that are similarly situated. In order to replace an existing manufacturer, we must amend our Investigational New Drug application to notify the appropriate regulatory agencies of the change. We are dependent upon our contract manufacturers to comply with CGMP and to meet our production requirements. It is possible that our contract manufacturers may not comply with CGMP or deliver sufficient quantities of our products on schedule, or that we may be unable to find suitable and cost effective alternative providers if necessary.

Raw Materials

     The major active ingredient derived from leopard frog eggs is the protein ranpirnase. We have sufficient egg inventory on hand to produce enough ONCONASE® for at least two years after commercialization. In addition, we have successfully produced ranpirnase in small proof-of-concept size batches using recombinant technology. However, this technology requires additional testing and FDA approval and it may be determined to not be more cost effective than current methods of production.

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

     We own the following U.S. patents:

Patent No.		Issue Date	Subject Matter	Expiration **
5,529,775		June 1996	covers combinations of ONCONASE® with certain	June 2013
other pharmaceuticals
5,728,805		Mar. 1998	covers a family of variants of ONCONASE®	June 2013
5,540,925		July 1996	covers combinations of ONCONASE® with certain	July 2013
other pharmaceuticals
5,559,212		Sept. 1996	covers the amino acid sequence of ONCONASE®	Sept. 2013
5,595,734		Jan. 1997	covers combinations of ONCONASE® with certain	Jan. 2014
other pharmaceuticals
6,649,392	B1*	Nov. 2003	covers a family of recombinant variants of	Apr. 2016
ONCONASE®
6,649,393	B1*	Nov. 2003	covers nucleic acids encoding recombinant variants of	Apr. 2016
ONCONASE® and methodology for producing such
variants
6,290,951	B1	Sept. 2001	covers alteration of the cell cycle in vivo, particularly	Aug. 2018
for inducing apoptosis of tumor cells

6,239,257	B1	May 2001	covers a family of variants of ONCONASE®	Dec. 2018
6,175,003	B1	Jan. 2001	covers the genes of ONCONASE® and a variant of	Sept. 2019
ONCONASE®
6,423,515	B1	July 2002	covers methodology for synthesizing gene sequences of	Sept. 2019
ranpirnase and a genetically engineered variant of
ranpirnase
7,229,824	B1***	June 2007	covers a vector containing DNA encoding a genetically	May 2024
engineered variant of ONCONASE®

     *We own this patent jointly with the U.S. Government. We do not pay maintenance fees to keep this patent in force.

     We own the following foreign patents in Europe (European patents are validated in selected European nations), Japan and Singapore:

Patent No.	Subject Matter	Expiration **
EP 0 440 633	covers ONCONASE® and process technology for making it	Mar. 2009
EP 0 500 589	cover combinations of ONCONASE® with certain other pharmaceuticals	Oct. 2010
JP 2972334
EP 0 656 783	covers combinations of ONCONASE® with certain other	July 2013
JP 3655628	pharmaceuticals
EP 0 837 878	covers a variant of ONCONASE®	June 2016
JP 3779999
SG 118886	covers variants of ONCONASE® and methods of making them	May 2024

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

Employees

     As of July 31, 2008, we had fifteen full time employees, of whom ten were engaged in clinical and pre-clinical research and development activities and five were engaged in administration and management. Five employees hold Ph.D. degrees. All of our employees are covered by confidentiality agreements. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

     We have conducted the preliminary statistical analysis from our confirmatory Phase IIIb clinical trial of ONCONASE® and that analysis indicated that ONCONASE® did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen. We plan to submit an NDA to the FDA for the treatment of this patient population, which represents a currently unmet medical need. While we believe that the statistical analysis of the data from the confirmatory Phase IIIb clinical trial of ONCONASE® have produced results that support the filing of an NDA with the FDA, we cannot be certain that the FDA will allow us to file an NDA or approve our NDA, if it is filed. Also if safety concerns develop, the FDA, EMEA and TGA could take actions that negatively affect our NDA submission. We or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

     We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock. Over the past three fiscal years, we have incurred aggregate net losses of approximately $28.9 million and since our inception we have incurred aggregate net losses of approximately $104.4 million. We expect to incur additional losses and, as our development efforts, efforts to file an NDA for ONCONASE® and clinical testing activities continue, our rate of losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

     We will seek to generate revenue through licensing, marketing and development arrangements prior to receiving revenue from the sale of our products. To date we have entered into one US license agreement and four non-US regional marketing and distribution agreements and we may not be able to successfully negotiate any additional agreements. In the past, we have entered into several development arrangements which have resulted in limited revenues for us. We cannot assure investors that these arrangements or future arrangements, if any, will result in significant amounts of revenue for us in the future. We, therefore, are unable to predict the extent of any future losses or the time required to achieve profitability, if at all.

We will need additional financing to continue operations, which may not be available on favorable or acceptable terms, if it is available at all.

     We estimate that as of July 31, 2008, our then existing cash reserves including our expected level of receipts and expenditures should be sufficient to support our activities into the fourth quarter of our fiscal year 2009, which assumes the timely and successful submission of the ONCONASE® NDA. As a result of our continuing losses and lack of capital, the report of our independent registered public accounting firm on our July 31, 2008 financial statements included an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Our financial statements at July 31, 2008 do not include any adjustments that might result from the outcome of this uncertainty. Regardless of whether we are able to file our NDA or whether our NDA is approved, we will need additional financing to conduct our business after April 30, 2009. If our ONCONASE® NDA is approved by the FDA, we will be eligible to receive significant cash milestone payments from our U.S. marketing partner. If we are delayed in submitting the NDA, the receipt of milestone payments would be delayed and if the results of our Phase IIIb clinical trial do not support the filing of an NDA, or if our NDA is not approved, we would not receive such milestone payment and our ability to raise additional capital would be adversely affected. Additional factors that would affect the amount and timing of additional capital required include, but are not limited to, the following:

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

     In February 2004, the FDA granted Eli Lilly & Company approval to sell its Alimta® medication as an orphan drug to treat patients with pleural mesothelioma. Alimta® is a multi-targeted antifolate that is based upon a different mechanism of action than ONCONASE®. To our knowledge, no other company is developing a product with the same mechanism of action as ONCONASE®. However, there may be other companies, universities, research teams or scientists who are developing products to treat the same medical conditions our products are intended to treat. To our knowledge, only two other drugs are in a Phase III trial for the treatment of mesothelioma. Merck & Co.’s Zolinza (vorinostat) is currently in Phase III clinical trials for refractory advanced malignant pleural mesothelioma. Genentech Inc.’s Avastin® (bevacizumab) is currently in Phase II/III clinical trials for malignant pleural mesothelioma in combination with the approved Alimta regimen.

     We also compete with other drug development companies for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

     The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. For example, over the past three fiscal years, the sale price for our common stock, as reported by Nasdaq has fluctuated from a low of $0.35 to a high of $4.99. The market price of our common stock could be impacted by a variety of factors, including:

  the success or failure of our clinical trials, including, but not limited to, the Phase IIIb trial involving our lead compound, ONCONASE®, or those of our competitors;

  announcements of technological innovations or new drug products by us or our competitors;

  actual or anticipated fluctuations in our financial results;

  our ability to obtain financing, when needed;

  economic conditions in the United States and abroad;

  comments by or changes in our assessments or financial estimates by securities analysts;

  adverse regulatory actions or decisions;

  losses of key management;

  changing governmental regulations;

  our ability to secure adequate third party reimbursement for products developed by us;

  developments or disputes concerning patents or other proprietary rights;

  product or patent litigation; and

  public concern as to the safety of products developed by us.

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

The trading market for our common stock may be limited if we are unable to continue listing our common stock on the Nasdaq Capital Market.

     From April 1999, when we were delisted from Nasdaq, until September 9, 2004, when we were relisted on the Nasdaq Capital Market, there was no established trading market for our common stock. During that time, our common stock was quoted on the OTC Bulletin Board and was thinly traded. As of July 31, 2008, we did not comply with the $35 million minimum market value requirement under Marketplace Rule 4310(c)(3)(B) or the $1 per share minimum bid price requirement under Marketplace Rule 4310(c)(4). We received notification of delisting from Nasdaq and were granted a hearing to appeal the decision. Furthermore, if the bid price of our common stock does not close at $1.00 per share or more for a minimum of 10 consecutive business days at any time before January 12, 2009, we may be delisted from the Nasdaq Capital Market. In addition, as of July 31, 2008, we also did not meet the $2.5 million minimum stockholders’ equity requirement under Marketplace Rule 4310(c)(3)(A) or the requirement for a minimum net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under Marketplace Rule 4310(c)(3)(C). For continued listing on the Nasdaq Capital Market, we must comply with, among other requirements, the minimum bid price requirement and at least one of the other three alternative listing standards described above. We have been granted additional time to consider actions that may allow us to regain compliance with the Nasdaq continued listing standards and maintain our Nasdaq listing. There is no assurance, however, that we will be able to take any of these actions or that any of the actions will be sufficient to allow our Nasdaq listing to continue or for how long such listing will continue. In addition, our stock remains thinly traded at times and you may be unable to sell our common stock during times when the trading market is limited.

We are and will be dependent upon third parties for manufacturing our products. If these third parties do not devote sufficient time and resources to our products our revenues and profits may be adversely affected.

     We do not have the required manufacturing facilities to manufacture our product. We presently rely on third parties to produce ONCONASE® for use in clinical trials. We have entered into a ten year purchase and supply agreement with SPL, for the manufacturing of ranpirnase (protein drug substance) from the oocytes, or the unfertilized eggs, of the Rana pipiens frog, which is found in the Northwest United States and is commonly called the leopard frog.

     Additionally, we contract with Ben Venue for the manufacturing of ONCONASE® and with Bilcare, Catalent and Aptuit for the storage, labeling and shipping of ONCONASE® for clinical trial use. We utilize the services of these third party manufacturers solely on an as needed basis with terms and prices customary for our industry.

     We use FDA CGMP licensed manufacturers for ranpirnase and ONCONASE®. We have identified alternative providers for the manufacturing services for which we may contract. In order to replace an existing service provider we must amend our IND to notify the FDA of the new manufacturer. Although the FDA generally will not suspend or delay a clinical trial as a result of replacing an existing manufacturer, the FDA has the authority to suspend or delay a clinical trial if, among other grounds, human subjects are or would be exposed to an unreasonable and significant risk of illness or injury as a result of the replacement manufacturer.

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

     We currently have no in-house sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA or non-U.S. approval, we expect to rely on established third parties who have strategic partnerships with us to perform these functions. To date, we have entered into a license agreement with Par Pharmaceutical, Inc. in the United States and four marketing and distribution agreements for ONCONASE® in regions outside the United States. We cannot assure you we will be able to maintain these relationships or establish new relationships with biopharmaceutical or other marketing companies with existing distribution systems and direct sales forces to market any or all of our product candidates on acceptable terms, if at all.

     In addition, we may incur significant expenses in determining our commercialization strategy with respect to one or more of our product candidates for regions outside the United States. The determination of our commercialization strategy with respect to a product candidate will depend on a number of factors, including:

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

     We own two patents jointly with the United States government. These patents expire in 2016. We also own ten United States patents with expiration dates ranging from 2013 to 2024, four European patents with expiration dates ranging from 2009 to 2016, three Japanese patents with expiration dates ranging from 2010 to 2016 and one Singaporean patent with an expiration date in 2024. We also own patent applications that are pending in the United States, Europe, Japan, and other foreign countries. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. To date, we have not received any threats of litigation regarding patent issues. However, if we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both.

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

     We are highly dependent on the principal members of our management team, including, but not limited to, Kuslima Shogen, our scientific founder and Chief Executive Officer or CEO, and Lawrence A. Kenyon, our President, Chief Financial Officer or CFO, and Corporate Secretary. Ms. Shogen announced her planned retirement effective no later than March 31, 2009 and entered into a retirement agreement with us that specifies payments to be made to her through March 31, 2011. These payments primarily consist of annual payments to Ms. Shogen representing her current salary and medical benefits. Mr. Kenyon does not have an employment contract with us. We do not have key man insurance on any of our management. If we were to lose the services of Mr. Kenyon or other members of our management team, and were unable to replace them, our product development and the achievement of our strategic objectives could be delayed.

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

     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 47,276,880 shares of common stock outstanding as of July 31, 2008. The following securities that may be exercised into shares of our common stock were issued and outstanding as of July 31, 2008:

  Options. Stock options to purchase 6,353,067 shares of our common stock at a weighted average exercise price of approximately $2.69 per share.

  Warrants. Warrants to purchase 14,862,534 shares of our common stock at a weighted average exercise price of approximately $2.09 per share.

     The shares of our common stock that may be issued under the options and warrants are currently registered with the SEC or are eligible for sale without any volume limitations pursuant to Rule 144 under the Securities Act.

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

     In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in the annual report on Form 10-K for the fiscal year ended July 31, 2008 nor have we been able to obtain AHC’s consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 18 of the Exchange Act for any purchases of the Company’s Common Stock made in reliance upon statements set forth in the Form 10-K for the fiscal year ended July 31, 2008. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC’s dissolution in 1996.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

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

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF ALFACELL

     The following persons were our executive officers as of October 10, 2008:

     Kuslima Shogen, 63, has served as our Chief Executive Officer since September 1986, and as a Director since our inception in 1981. She also served as our Chairman of the Board from August 1996 until January 2008, Acting Chief Financial Officer from June 23, 1999 until March 2004, as our Chief Financial Officer from September 1986 through July 1994 and as our President from September 1986 through July 1996. Ms. Shogen formed the company in 1981 to pursue research that she had initiated while a biology student in the University Honors Program at Fairleigh Dickinson University. Prior to our founding, from 1976 to 1981 she was founder and president of a biomedical research consortium specializing in Good Laboratory Practices and animal toxicology. During that time, she also served as a consultant for the Lever Brothers Research Group. She earned a B.S. degree in 1974, M.S. in 1976 and also completed graduate studies in 1978 in embryology from Fairleigh Dickinson University.

     Lawrence A. Kenyon, 43, joined us in January 2007, as Executive Vice President, Chief Financial Officer and Corporate Secretary, was named Chief Operating Officer and elected to our Board of Directors in November 2007, and named President in April 2008. Previously, from September 2000 thru August 2006, Mr. Kenyon served as Executive Vice President, Chief Financial Officer and Corporate Secretary with NeoPharm Inc., a publicly traded biopharmaceutical company. From October 1999 until September 2000, he was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company, and from March 1988 until October 1999 he held a variety of positions with Mathers and Company Inc. an investment management firm, most recently serving as Chief Financial Officer for both Mathers and Company Inc. and Mathers Fund Inc. Mr. Kenyon began his career with Arthur Andersen & Co. in 1987 after receiving a bachelor's degree in accounting from the University of Wisconsin --Whitewater.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is listed on the Nasdaq Capital Market, or Nasdaq, and has traded under the symbol "ACEL" since September 9, 2004. Prior to September 9, 2004, our common stock was traded on the OTC Bulletin Board (OTCBB). As of October 10, 2008, there were approximately 986 stockholders of record of our common stock.

      As of July 31, 2008, we did not comply with the $35 million minimum market value requirement under Marketplace Rule 4310(c)(3)(B) or the $1 per share minimum bid price requirement under Marketplace Rule 4310(c)(4). We received notification of delisting from Nasdaq and were granted a hearing to appeal the decision. Furthermore, if the bid price of our common stock does not close at $1.00 per share or more for a minimum of 10 consecutive business days at any time before January 12, 2009, we may be delisted from the Nasdaq Capital Market. In addition, as of July 31, 2008, we also did not meet the $2.5 million minimum stockholders’ equity requirement under Marketplace Rule 4310(c)(3)(A) or the requirement for a minimum net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under Marketplace Rule 4310(c)(3)(C). For continued listing on the Nasdaq Capital Market, we must comply with, among other requirements, the minimum bid price requirement and at least one of the other three alternative listing standards described above. We have been granted additional time to consider actions that may allow us to regain compliance with the Nasdaq continued listing standards and maintain our Nasdaq listing. There is no assurance, however, that we will be able to take any of these actions or that any of the actions will be sufficient to allow our Nasdaq listing to continue or for how long such listing will continue. In addition, our stock remains thinly traded at times and you may be unable to sell our common stock during times when the trading market is limited.

     The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2008 and 2007. The prices were obtained from Nasdaq and are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended July 31, 2008:
First Quarter	$2.70	$1.75
Second Quarter	2.69	1.45
Third Quarter	2.60	1.70
Fourth Quarter	2.20	0.35

Year Ended July 31, 2007:
First Quarter	2.09	1.17
Second Quarter	1.95	0.73
Third Quarter	3.74	1.05
Fourth Quarter	2.99	2.05

STOCKHOLDER RETURN PERFORMANCE GRAPH

     The following graph summarizes the total cumulative return experienced by Alfacell’s stockholders during the five-year period ended July 31, 2008, compared to the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 was invested in Alfacell Corporation Common Stock and in each index below on July 31, 2003 and that all cash dividends were reinvested. The table does not forecast performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alfacell Corporation, The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*$100 invested on 7/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending July 31.

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

Recent Sales of Unregistered Securities

     None.

Issuer Purchases of Equity Securities

     We did not repurchase any shares of our common stock during the fiscal year 2008.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is the selected financial data for our company for the five fiscal years ended July 31, 2008:

	Year Ended July 31,
	2008	2007	2006	2005	2004
Investment income	$227,591	$370,650	$107,386	$141,708	$42,113
Other income (loss)	--	--	--	9,836	--
Net loss (1)	(12,321,101)	(8,755,144)	(7,810,175)	(6,461,920)	(5,070,307)
Dividends	None	None	None	None	None
Total assets	5, 320,036	7, 820,499	11,826,428	4,901,624	10,421,063
Long-term debt	--	--	--	--	--
Total equity
(deficiency)	(3,556,606)	5,778,480	9,233,003	3,221,670	8,881,647
Loss per basic and
diluted common share	$(0.26)	$(0.19)	$(0.21)	$(0.18)	$(0.17)

(1)	Included in the net loss of $12,321,101, $8,755,144 and $7,810,175 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively, are tax benefits of $1,755,380, $510,467 and $317,382, respectively, related to the sale of certain state tax operating loss carryforwards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS.

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

     We are a development stage company as defined in the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” (“SFAS 7”). We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.

     Since our inception in 1981, we have devoted the vast majority of our resources to the research and development of ONCONASE®, our lead drug candidate, as well as other related drug candidates. In recent years we have focused our resources towards the completion of the clinical program for ONCONASE® in patients suffering from UMM.

     ONCONASE® has received orphan drug designation from the FDA for the treatment of mesothelioma. Orphan drug designation permits us to be awarded seven years of marketing exclusivity for ONCONASE® for the malignant mesothelioma indication upon FDA approval for this indication. Other benefits for which we are eligible with the orphan drug designation include protocol assistance by the FDA in the preparation of a dossier that will meet regulatory requirements, tax credits, research and development grant funding, and reduced filing fees for the marketing application. Previously, our ONCONASE® development program received Fast Track Designation from the FDA for the treatment of malignant mesothelioma patients.

     We also have previously received an Orphan Medicinal Product Designation for ONCONASE® from the EMEA, as well as Orphan Drug Designation for ONCONASE® for malignant mesothelioma in Australia from the TGA. Orphan drug designation from these agencies provides benefits such as marketing exclusivity, reduced filing fees and regulatory guidance.

      During our fiscal year ended July 31, 2008, management’s efforts were primarily focused on the completion of our confirmatory Phase IIIb clinical trial and preparation of the remaining components of our NDA, which are expected to be submitted to the FDA by the end of December 2008. We also continued to enter into commercial agreements with partners in key regions, including Strativa Pharmaceuticals (a division of Par Pharmaceutical, Inc.) in the United States, BL&H Co. Ltd. in Korea, Hong Kong and Taiwan, and Megapharm Ltd. in Israel. Changes to our executive team in 2008 included the appointment of David Sidransky, M.D. as Chairman of the Board of Directors and Lawrence A. Kenyon, our CFO and Secretary, to the additional role of President and Chief Operating Officer. Kuslima Shogen, our scientific founder and CEO, announced that she intends to retire no later than March 31, 2009.

     On May 28, 2008, we announced that the results of the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, one of the predefined primary sub-group data sets for patients in the trial. The full analysis of the data is currently ongoing in support of the planned submission of the remaining components of the ONCONASE® rolling NDA for the treatment of UMM patients that have failed a prior chemotherapy regimen, which represents a currently unmet medical need. We have requested a pre-NDA meeting with the FDA to discuss the planned NDA submission in an effort to submit the final components of the rolling NDA by the end of 2008.

     Almost all of the $69.3 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates. For the fiscal years 2008, 2007 and 2006, our research and development expenses were approximately $8.5 million, $5.5 million, and $5.2 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.

      We have incurred losses since inception and we have not received FDA approval of any of our drug candidates. We expect to continue to incur losses for the foreseeable future as we continue our efforts to receive marketing approval for our drug candidates, which includes the sponsorship of human clinical trials. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development or marketing rights to some of our drug candidates to third parties, collaborating with third parties to develop our drug candidates, or selling Company issued securities.

     We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our CEO. During the fiscal year ended July 31, 2008, we received net proceeds of approximately $0.7 million as a result of private placements of common stock and from exercises of stock options and warrants. These proceeds will be used primarily to complete our confirmatory Phase IIIb clinical trial and support our anticipated filing of an NDA of ONCONASE® for malignant mesothelioma. We have incurred losses since inception and, to date, we have generated only small amounts of capital from commercial agreements for ONCONASE®.

Results of Operations

Fiscal Year Ended July 31, 2008, as compared to Fiscal Year Ended July 31, 2007

     We are a development stage company as defined in the FASB's SFAS 7. We are devoting substantially all our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations. We focus most of our productive and financial resources on the development of ONCONASE®. We did not record any revenue in fiscal years 2008 or 2007.

     Research and development expense for fiscal year 2008 was $8.5 million compared to $5.5 million for fiscal year 2007, an increase of approximately $3 million, or 53.4% . The increase in research and development expenses is directly related to increased expenses of approximately $3.2 million related to our preparations for the completion of the ONCONASE® rolling NDA submission, which included the required statistical analysis of the data from our confirmatory Phase IIIb clinical trial, offset by a decrease of approximately $0.2 million in expenses incurred from the completion of the Phase I component of our Phase I/II ONCONASE® clinical trials.

     General and administrative expense for fiscal year 2008 was approximately $5.8 million compared to approximately $4.1 million for fiscal year 2007, an increase of approximately $1.7 million, or 41.6% . This increase was primarily the result of increased compensation expense of approximately $1.1 million directly related to the planned retirement of our CEO in 2009. Additionally, professional service fees for consultants and legal advisors increased approximately $0.5 million as a result of our increased activity in pursuing and negotiating commercial agreements in fiscal 2008. Other general and administrative expenses increased by a total of approximately $0.1 million in 2008 as a result of increased commercial insurance premiums.

     Investment income for fiscal year 2008 was $0.2 million compared to $0.4 million for fiscal year 2007, a decrease of $0.2 million. The decrease was due to lower balances of cash and cash equivalents on hand during the fiscal year 2008 as compared to the same period in 2007.

     New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits. For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), we had approximately $2.5 million of total available state tax benefits that qualified for sale, of which New Jersey permitted us to sell approximately $2.0 million. In December 2007, we received approximately $1.8 million from the sale of these state tax benefits, which was recognized as state tax benefit in the fiscal year ended July 31, 2008.

     We have incurred net losses during each year since our inception. The net loss for fiscal year 2008 was approximately $12.3 million as compared to $8.8 million in fiscal year 2007. The increased net loss was primarily related to the increased research and development expenses in 2008. The cumulative loss from the date of inception, August 24, 1981 to July 31, 2008, amounted to $104.4 million. Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Fiscal Year Ended July 31, 2007, as compared to Fiscal Year Ended July 31, 2006

     We did not record any revenue in fiscal years 2007 and 2006.

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

     General and administrative expense for fiscal year 2007 was approximately $4.1 million compared to approximately $3.0 million for fiscal year 2006, an increase of approximately $1.1 million, or 35.7% . This increase was primarily due to increased compensation expense associated with employee salaries and benefits of approximately $0.7 million related mostly to increased stock-based compensation expenses, as well as increased investor relations expenses of approximately $0.2 million resulting from our use of an investor relations firm beginning in fiscal year 2007. Other general and administrative expenses, including legal, audit, consulting, travel and miscellaneous office expenses increased by a total of approximately $0.1 million in 2007.

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

     The net loss for fiscal year 2007 was $8.8 million as compared to $7.8 million in fiscal year 2006.

Liquidity and Capital Resources

     We have reported cumulative net losses of approximately $28.9 million for the three most recent fiscal years ended July 31, 2008. The net losses from date of inception, August 24, 1981 to July 31, 2008, amounts to approximately $104.4 million. As of July 31, 2008, we have working capital of approximately $1.9 million.

     We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our state tax benefits and research products, and investment income and financing received from our CEO. As of July 31, 2008, we had approximately $4.7 million in cash and cash equivalents and no debt. We currently believe that our cash and cash equivalents on hand at July 31, 2008 including our expected level of receipts and expenditures can support our activities into the fourth quarter of our fiscal year 2009, which assumes timely submission of the ONCONASE® NDA.

     The primary use of cash over the next 12 months will be to fund our regulatory and commercial efforts for ONCONASE® and our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to completing the work necessary for the planned submission of the final components of our rolling NDA submission for ONCONASE®. Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

     Our audited financial statements for the fiscal year ended July 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1981 and have a history of losses and negative cash flows from operating activities. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to raise additional capital from various sources such as those described above. Such capital raising opportunities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     We may seek to satisfy future funding requirements through public or private offerings of securities or with collaborative or other arrangements with corporate partners. We have retained an investment bank to pursue strategic alternatives, including strategic partnership transactions or a possible sale of the company. Additional financing or strategic transactions may not be available when needed or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Off-Balance Sheet Arrangements

     We have no debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of July 31, 2008.

Contractual Obligations and Commercial Commitments

     Our major outstanding contractual obligations relate to our building and equipment operating leases. During the fiscal year ended July 31, 2008, we entered into an equipment capital lease which obligates us to pay $635 per month for five years and during the fiscal year ended July 31, 2007, we entered into separate building and equipment operating leases, which obligates us to pay an average of $25,393 per month for the building and $1,866 per month for the equipment for ten and five years, respectively. Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2008:

		Payments Due in Fiscal Year
							2014 and
	Total	2009	2010	2011	2012	2013	Thereafter

Building lease	$3,026,130	$275,445	$302,036	$317,446	$317,446	$317,446	$1,496,311
Equipment lease	117,160	33,548	31,024	25,976	25,976	636	-
Total contractual cash
obligations	$3,143,290	$308,993	$333,060	$343,422	$343,422	$318,082	$1,496,311

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

     Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

      We enter into marketing and distribution agreements, which contain multiple deliverables. Under the provisions of Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” we evaluate whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the company. Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if the company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting.

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

Leases

      With respect to our operating leases, we apply the provisions of FASB SFAS No. 13 “Accounting for Leases” (“SFAS 13”) and FASB Technical Bulletin (“FTB”) 88-1 “Issues Relating to Accounting for Leases”, recognizing rent expense on a straight-line basis over the lease term due to escalating lease payments and landlord incentives.

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

Recently Issued Accounting Pronouncements

     In May 2008, the FASB issued SFAS No. 162 “Hierarchy of GAAP”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”. We will adopt this pronouncement once it becomes effective and are currently evaluating the impact it will have on our reported financial results, if any.

     In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to SFAS Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. FSP 157-1 is effective upon initial adoption of SFAS 157. We are required to adopt SFAS 157 as of August 1, 2008, and are currently evaluating the impact that the adoption of FSP 157-1 will have, if any, on our reported financial results.

     In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB SFAS No. 157”, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. This delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. We have reviewed FSP 157-2 and will wait to hear for additional positions taken by the FASB before proceeding further.

     In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (“SFAS 141(R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. We believe that this new pronouncement will not have a material impact on our financial statements in future periods.

     On December 21, 2007, the SEC issued SAB No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share options in accordance with Statement No. 123R, “Share-Based Payment”. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. The adoption of SAB 110 did not have a material impact on our financial statements.

     In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”). EITF 07-03 addresses the diversity that exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-03 will be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 07-03 will have, if any, on our financial statements.

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for our company on August 1, 2008, and are currently evaluating the impact that the adoption of SFAS 159 will have, if any, on our financial statements.

     In December 2006, the FASB issued FSP EITF Issue No. 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No.5 "Accounting for Contingencies." The guidance in FSP 00-19-2 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have analyzed the provisions of FSP 00-19-2 and determined that it will not have an effect on our financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of July 31, 2008, we were exposed to market risks, primarily changes in U.S. interest rates. As of July 31, 2008, we held total cash and cash equivalents of approximately $4.7 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of July 31, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $47,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting or financial disclosures in the past two fiscal years.

     On December 1, 1993, certain stockholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf. In June 1996, AHC dissolved and ceased all operations. The report of J.H. Cohn LLP with respect to our financial statements from inception to July 31, 2008 is based on the report of KPMG LLP from August 1, 1992 to July 31, 2002 and of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report. Accordingly, investors will be barred from asserting claims against AHC under Section 18 of the Exchange Act on the basis of the use of such report in any Form 10-K into which such report is incorporated by reference. In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred. Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into a Form 10-K, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 18 of the Exchange Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC. The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our common stock or otherwise.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO, and CFO, as appropriate, to allow timely decisions regarding required disclosure.

     It should be noted that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constrains. In addition, the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Accordingly, our controls and procedures, by their nature, only provide reasonable assurance regarding achieving the management's control objectives.

     As of the end of the period covered by this annual report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and was accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding the required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with GAAP.

     Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In connection with the preparation of our annual financial statements, management, including our CEO and CFO, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of July 31, 2008, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     J.H. Cohn LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in our annual report on Form 10-K, has issued their report on the effectiveness of internal control over financial reporting, a copy of which is included below.

CHANGES IN INTERNAL CONTROLS

     There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alfacell Corporation

We have audited Alfacell Corporation’s internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alfacell Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alfacell Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of July 31, 2008 and 2007 and related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended July 31, 2008 and for the period from August 24, 1981 (date of inception) to July 31, 2008 of Alfacell Corporation and our report dated October 13, 2008 expressed an unqualified opinion on those financial statements which included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ J.H. Cohn LLP
Roseland, New Jersey
October 13, 2008

ITEM 9B.	OTHER INFORMATION.

     None.

PART III

     The information required by Item 10 – Directors, Executive Officers and Corporate Governance; Item 11 –Executive Compensation; Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 – Certain Relationships and Related Transactions and Director Independence and Item 14 – Principal Accounting Fees and Services is incorporated into Part III of this annual report on Form 10-K by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year ended July 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     In addition to the materials to be incorporated into this Item 12 by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders, the following table provides additional information on the Company’s equity based compensation plans as of July 31, 2008:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	6,353,067	$2.69	3,926,983

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)      The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).
Filed
Herewith or
Exhibit		Incorporated
No.	Item Title	by Reference

3.1	Certificate of Incorporation, dated June 12, 1981 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

3.2	Amendment to Certificate of Incorporation, dated February 18, 1994 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

3.3	Amendment to Certificate of Incorporation, dated December 26, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

Herewith or
Exhibit		Incorporated
No.	Item Title	by Reference

3.4	Amendment to Certificate of Incorporation, dated January 14, 2004 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

3.5	Certificate of Designation for Series A Preferred Stock, dated September 2, 2003 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

3.6	Certificate of Elimination of Series A Preferred Stock, dated February 3, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

3.7	By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)	*

10.1	1993 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, File No. 33-76950, filed on August 1, 1994)	*

10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)	*

10.2.1	Amendment No. 1 to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*

10.3	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*

10.3.1	Amendment No. 1 to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*

10.4	Form of Subscription Agreement and Warrant Agreement used in Private Placements completed in February 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on October 30, 2000)	*

10.5	Form of Subscription Agreement and Warrant Agreement used in the August and September 2000 Private Placements (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed on December 15, 2000)	*

10.6	Form of Subscription Agreement and Warrant Agreement used in the April 2001 Private Placements (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1, File No. 333-38136, filed on July 30, 2001)	*

10.7	Form of Convertible Note entered into in April 2001 (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1, File No. 333-38136, filed on July 30, 2001)	*

10.8	Form of Subscription Agreement and Warrant Agreement used in the July 2001 Private Placements (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1, File No. 333-38136, filed on July 30, 2001)	*

10.9	Form of Subscription Agreement and Warrant Agreement used in the August and October 2001 private placement (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, File No. 333-38136, filed on December 14, 2001)	*

Filed
Herewith or
Exhibit		Incorporated
No.	Item Title	by Reference

10.10	Form of Subscription Agreement and Warrant Agreement used in the September 2001,November 2001 and January 2002 private placements (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, File No. 333-38136, filed on February 21, 2002)	*

10.11	Warrant issued in the February 2002 private placement (incorporated by reference toExhibit 10.28 to Registration Statement on Form S-1, File No. 333-38136, filed on February 21, 2002)	*

10.12	Form of Subscription Agreement and Warrant Agreement used in the March 2002, April 2002 and May 2002 private placements (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, File No. 333-89166, filed on May 24, 2002)	*

10.13	Form of Subscription Agreement and Warrant Agreement used in the June 2002 and October 2002 private placements (incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment to Registration Statement on Form S-1, File No. 333-38136, filed on March 3, 2003)	*

10.14	Form of Note Payable and Warrant Certificate entered into April, June, July, September, November and December 2002 (incorporated by reference to Exhibit 10.31 to the Post-Effective Amendment to Registration Statement on Form S-1, File No. 333-38136, filed on March 3, 2003)	*

10.15	Form of Note Payable and Warrant Certificate entered into November 2001, January, March and May 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on October 29, 2003)	*

10.16	Form of Subscription Agreement and Warrant Agreement used in the February 2003 and April through August 2003 private placements (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on October 29, 2003)	*

10.17	Form of Amended Notes Payable which amends the November 2001, April 2002, June 2002, July 2002, September 2002, November 2002 December 2002, January 2003, March 2003 and May 2003 notes payable (incorporated by reference to Exhibit 10.27 to The Company’s Annual Report on Form 10-K, filed on October 29, 2003)	*

10.18	Securities Purchase Agreement and Warrant Agreement used in September 2003 private placement and Form of Warrant Certificate issued on January 16, 2004 and January 29, 2004 to SF Capital Partners Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on October 29, 2003)	*

10.19	Registration Rights Agreement used in September 2003 private placement with SF Capital Partners Ltd. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on October 29, 2003)	*

10.20	Form of Securities Purchase Agreement used in May 2004 private placement with Knoll Capital Fund II, Europa International, Inc. and Clifford and Phyllis Kalista JTWROS (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, File No. 333-112865, filed on May 18, 2004)	*

10.21	Form of Registration Rights Agreement used in May 2004 private placement with Knoll Capital Fund II, Europa International, Inc. and Clifford and Phyllis Kalista	*

Filed
Herewith or
Exhibit		Incorporated
No.	Item Title	by Reference

	JTWROS (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1, File No. 333-112865, filed on May 18, 2004)	*

10.22	Form of Warrant Certificate issued on May 11, 2004 to Knoll Capital Fund II, Europa International, Inc. and Clifford and Phyllis Kalista JTWROS (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-1, File No. 333-112865, filed on May 18, 2004)	*

10.23	Form of Stock Option Agreement issued to the Company’s Board of Directors under the Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s quarterly report on Form 10-Q filed on June 9, 2005)	*

10.24	Form of Stock Option Agreement issued to the Company’s Executive Officers under the Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company’s quarterly report on Form 10-Q filed on June 9, 2005)	*

10.25	Separation Agreement and General Release with Andrew Savadelis dated May 26, 2005 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on October 15, 2005)	*

10.26	Securities Purchase Agreement used in May 2005 private placement with Jeffrey D’Onofrio dated May 1, 2006	*

10.27	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.28	Registration Rights Agreement dated July 17, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.29	Agreement to Amend Knoll Warrant dated July 17, 2006 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.30	Form of Amended Knoll Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.31	Agreement to Amend SF Capital Warrant dated July 17, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.32	Form of Amended Warrant for SF Capital Partners, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.33	Securities Purchase Agreement dated July 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

10.34	Form of Stock Option Agreement for Executive Officers under the Company's 2004 Stock Incentive Plan	*

10.35	Offer letter agreement with Lawrence A. Kenyon dated January 16, 2007	*

10.36	Summary of the Company's Non-Employee Director Compensation Policy	*

10.37	Royalty Agreement between the Company and Kuslima Shogen, dated July 24, 1991 and Amendment to Royalty Agreement, dated April 16, 2001	*

10.38	Office Lease Agreement, dated March 14, 2007, between I&G Garden State, LLC and the Company	*

Filed
Herewith or
Exhibit		Incorporated
No.	Item Title	by Reference

10.39	Form of Distribution and Marketing Agreement, dated July 25, 2007, between the
	Company and USP Pharma Spolka Z.O.O.	*^

10.40	Form of Securities Purchase Agreement, dated July 25, 2007, between the Company
	and Unilab LP.	*

10.41	License Agreement, dated January 14, 2008, between the Company and Par
	Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s	*^
Quarterly Report on Form 10-Q, filed on March 7, 2008)

10.42	Supply Agreement, dated January 14, 2008, between the Company and Par	*
Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s
Quarterly Report on Form 10-Q, filed on March 7, 2008)

10.43	Purchase and Supply Agreement, dated January 14, 2008, between the Company and
	Scientific Protein Laboratories LLC (incorporated by reference to Exhibit 10.43 to the	*
Company’s Quarterly Report on Form 10-Q, filed on March 7, 2008)

10.44	Amendment No. 1 to 1993 Stock Option Plan (incorporated by reference to Exhibit
	10.44 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*

10.45	Retirement Agreement, dated April 25, 2008, between the Company and Kuslima
	Shogen (incorporated by reference to Exhibit 99.1 to the Company’s Current Report	*~
on Form 8-K, filed on April 28, 2008)

21.1	Subsidiaries of Registrant	*

23.1	Consent of J.H. Cohn LLP	+

23.2	Consent of KPMG LLP	+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002	+

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002	+

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002	+

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference
+	Filed herewith
^	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
~	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFACELL CORPORATION

Dated: October 14, 2008	By: /s/ KUSLIMA SHOGEN
Kuslima Shogen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2008	/s/ KUSLIMA SHOGEN
Kuslima Shogen, Chief Executive Officer (Principal
Executive Officer)

Dated: October 14, 2008	/s/ LAWRENCE A. KENYON
Lawrence A. Kenyon, President and Chief Financial
Officer (Principal Financial Officer and Principal
Accounting Officer)

Dated: October 14, 2008	/s/ DAVID SIDRANSKY
David Sidransky, M.D., Chairman of the Board

Dated: October 14, 2008	/s/ JOHN P. BRANCACCIO
John P. Brancaccio, Director

Dated:
Stephen K. Carter, M.D., Director

Dated: October 14, 2008	/s/ DONALD R. CONKLIN
Donald R. Conklin, Director

Dated: October 14, 2008	/s/ JAMES J. LOUGHLIN
James J. Loughlin, Director

Dated: October 14, 2008	/s/ PAUL M. WEISS
Paul M. Weiss, Ph.D., Director

Alfacell Corporation

Index to Financial Statements

Page
Audited Financial Statements:
Report of Independent Registered Public Accounting Firm: J.H. Cohn LLP	F-2
Report of Independent Registered Public Accounting Firm: KPMG LLP	F-3
Independent Auditors’ Report of Armus, Harrison & Co	F-5
Balance Sheets - July 31, 2008 and 2007	F-6
Statements of Operations - Years ended July 31, 2008, 2007,
and 2006 and the Period from August 24, 1981
(Date of Inception) to July 31, 2008	F-7
Statement of Stockholders’ Equity (Deficiency)
Period from August 24, 1981
(Date of Inception) to July 31, 2008	F-8
Statements of Cash Flows - Years ended July 31, 2008, 2007,
and 2006 and Period from August 24, 1981
(Date of Inception) to July 31, 2008	F-15
Notes to Financial Statements - Years ended July 31, 2008,
2007 and 2006 and the Period from August 24, 1981
(Date of Inception) to July 31, 2008	F-18

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alfacell Corporation

We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 2008 and for the period from August 24, 1981 (date of inception) to July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 1993 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 2008 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2008 and for the period from August 24, 1981 (date of inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed on Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Alfacell Corporation’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated October 13, 2008 expressed an unqualified opinion.

/s/ J.H. Cohn LLP
Roseland, New Jersey
October 13, 2008

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

/s/ Armus, Harrison & Co.
Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
     is July 19, 1993 and Note 3
     which is October 28, 1993

ALFACELL CORPORATION
(A Development Stage Company)

Balance Sheets

July 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$4,661,656	$6,968,172
Prepaid expenses	165,259	150,207
Total current assets	4,826,915	7,118,379

Property and equipment, net of accumulated depreciation and
amortization of $342,031 in 2008 and $290,581 in 2007	143,121	136,723

Loan receivable, related party	–	180,397

Other assets	350,000	385,000

Total assets	$5,320,036	$7,820,499

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$1,252,478	$432,786
Accrued clinical trial expenses	882,386	898,134
Accrued professional service fees	511,779	322,051
Accrued compensation expense	227,803	143,369
Current portion of obligations under capital lease	3,453	–
Other accrued expenses	4,135	33,560
Total current liabilities	2,882,034	1,829,900

Other liabilities:
Obligations under capital lease, net of current portion	16,940	–
Accrued retirement benefits	510,000	–
Deferred rent	267,668	112,119
Deferred revenue	5,200,000	100,000
Total other liabilities	5,994,608	212,119

Total liabilities	8,876,642	2,042,019

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value. Authorized and unissued,
1,000,000 shares at July 31, 2008 and 2007	–	–
Common stock $.001 par value. Authorized 100,000,000
shares at July 31, 2008 and 2007; issued and outstanding
47,276,880 shares and 46,280,880 shares at July 31, 2008
and 2007, respectively	47,277	46,281
Capital in excess of par value	100,788,973	97,803,954
Deficit accumulated during development stage	(104,392,856)	(92,071,755)
Total stockholders’ equity (deficiency)	(3,556,606)	5,778,480

Total liabilities and stockholders’ equity (deficiency)	$5,320,036	$7,820,499

See accompanying notes to financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Operations

Years ended July 31, 2008, 2007 and 2006
and the Period from August 24, 1981
(Date of Inception) to July 31, 2008

				August 24, 1981
				(date of
				inception)
	2008	2007	2006	to July 31, 2008

Sales	$–	–	$–	$553,489

Operating expenses:
Cost of sales		–	–	336,495
Research and development	8,503,110	5,543,175	5,229,996	69,313,532
General and administrative	5,797,355	4,092,990	3,004,835	38,532,768

Total operating expenses	14,300,465	9,636,165	8,234,831	108,182,795

Loss from operations	(14,300,465)	(9,636,165)	(8,234,831)	(107,629,306)

Investment income	227,591	370,650	107,386	2,276,448
Other income	–	–	–	99,939
Interest expense:
Related parties		–	–	(1,147,547)
Others	(3,607)	(96)	(112)	(2,877,779)

Loss before state tax benefit	(14,076,481)	(9,265,611)	(8,127,557)	(109,278,245)

State tax benefit	1,755,380	510,467	317,382	4,885,389

Net loss	$(12,321,101)	$(8,755,144)	$(7,810,175)	$(104,392,856)

Loss per basic and diluted common share	$(0.26)	$(0.19)	$(0.21)

Weighted average number of shares
outstanding – basic and diluted	46,919,000	44,958,000	37,308,000

See accompanying notes to financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)

Period from August 24, 1981
(Date of Inception)to July 31, 2008

	Common Stock				Deficit
			Capital In		Accumulated			Total
	Number of		Excess of par	Common Stock to be	During Development	Subscription	Deferred compensation,	Stockholders’ Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)
Issuance of shares to officers and stockholders for equipment, research
and development, and expense reimbursement	712,500	$713	$212,987	—	$—	$—	$—	$213,700
Issuance of shares for organizational legal service	50,000	50	4,950	—	—	—	—	5,000
Sale of shares for cash, net	82,143	82	108,418	—	—	—	—	108,500
Adjustment for 3 for 2 stock split declared September 8, 1982	422,321	422	(422)	—	—	—	—	—
Net loss	—	—	—	—	(121,486)	—	—	(121,486)
Balance at July 31, 1982	1,266,964	1,267	325,933	—	(121,486)	—	—	205,714
					—
Issuance of shares for equipment	15,000	15	13,985	—	—	—	—	14,000
Sale of shares to private investors	44,196	44	41,206	—	—	—	—	41,250
Sale of shares in public offering, net	660,000	660	1,307,786	—	—	—	—	1,308,446
Issuance of shares under stock grant program	20,000	20	109,980	—	—	—	—	110,000
Exercise of warrants, net	1,165	1	3,494	—	—	—	—	3,495
Net loss	—	—	—	—	(558,694)	—	—	(558,694)
Balance at July 31, 1983	2,007,325	2,007	1,802,384	—	(680,180)	—	—	1,124,211

Exercise of warrants, net	287,566	287	933,696	—	—	—	—	933,983
Issuance of shares under stock grant program	19,750	20	101,199	—	—	—	—	101,219
Issuance of shares under stock bonus plan for directors and consultants	130,250	131	385,786	—	—	—	—	385,917
Net loss	—	—	—	—	(1,421,083)	—	—	(1,421,083)
Balance at July 31, 1984	2,444,891	2,445	3,223,065	—	(2,101,263)	—	—	1,124,247

Issuance of shares under stock grant program	48,332	48	478,057	—	—	—	—	478,105
Issuance of shares under stock bonus plan for directors and consultants	99,163	99	879,379	—	—	—	—	879,478
Shares canceled	(42,500)	(42)	(105,783)	—	—	—	—	(105,825)
Exercise of warrants, net	334,957	335	1,971,012		—	—	—	1,971,347
Net loss	—	—	—	—	(2,958,846)	—	—	(2,958,846)
Balance at July 31, 1985	2,884,843	2,885	6,445,730	—	(5,060,109)	—	—	1,388,506

Issuance of shares under stock grant program	11,250	12	107,020	—	—	—	—	107,032
Issuance of shares under stock bonus plan for directors and consultants	15,394	15	215,385	—	—	—	—	215,400
Exercise of warrants, net	21,565	21	80,977	—	—	—	—	80,998
Net loss	—	—	—	—	(2,138,605)	—	—	(2,138,605)
Balance at July 31, 1986 (carried forward)	2,933,052	2,933	6,849,112	—	(7,198,714)	—	—	(346,669)

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

					Deficit
	Common Stock				Accumulated			Total
			Capital In	Common	During		Deferred	Stockholders’
	Number of		Excess of par	Stock to be	Development	Subscription	compensation,	Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)

Balance at July 31, 1986 (brought forward)	2,933,052	$2,933	$6,849,112	—	$(7,198,714)	$—	$—	$(346,669)

Exercise of warrants, net	14,745	15	147,435	—	—	—	—	147,450
Issuance of shares under stock bonus plan for directors and consultants	5,000	5	74,995	—	—	—	—	75,000
Issuance of shares for services	250,000	250	499,750	—	—	—	—	500,000
Sale of shares to private investors, net	5,000	5	24,995	—	—	—	—	25,000
Net loss	—	—	—	—	(2,604,619)	—	—	(2,604,619)
Balance at July 31, 1987	3,207,797	3,208	7,596,287	—	(9,803,333)	—	—	(2,203,838)

Issuance of shares for legal and consulting services	206,429	207	724,280	—	—	—	—	724,487
Issuance of shares under employment incentive program	700,000	700	2,449,300	—	—	—	(2,450,000)	—
Issuance of shares under stock grant program	19,000	19	66,481	—	—	—	—	66,500
Exercise of options, net	170,000	170	509,830	—	—	—	—	510,000
Issuance of shares for litigation settlement	12,500	12	31,125	—	—	—	—	31,137
Exercise of warrants, net	63,925	64	451,341	—	—	—	—	451,405
Sale of shares to private investors	61,073	61	178,072	—	—	—	—	178,133
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	449,167	449,167
Net loss	—	—	—	—	(3,272,773)	—	—	(3,272,773)
Balance at July 31, 1988	4,440,724	4,441	12,006,716	—	(13,076,106)	—	(2,000,833)	(3,065,782)
				—
Sale of shares for litigation settlement	135,000	135	1,074,703	—	—	—	—	1,074,838
Conversion of debentures, net	133,333	133	399,867	—	—	—	—	400,000
Sale of shares to private investors	105,840	106	419,894	—	—	—	—	420,000
Exercise of options, net	1,000	1	3,499	—	—	—	—	3,500
Issuance of shares under employment agreement	750,000	750	3,749,250	—	—	—	(3,750,000)	—
Issuance of shares under the 1989 Stock Plan	30,000	30	149,970	—	—	—	(150,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	1,050,756	1,050,756
Net loss	—	—	—	—	(2,952,869)	—	—	(2,952,869)
Balance at July 31, 1989	5,595,897	5,596	17,803,899	—	(16,028,975)	—	(4,850,077)	(3,069,557)

Issuance of shares for legal and consulting services	52,463	52	258,725	—	—	—	—	258,777
Issuance of shares under the 1989 Stock Plan	56,000	56	335,944	—	—	—	(336,000)	—
Sale of shares for litigation settlement	50,000	50	351,067	—	—	—	—	351,117
Exercise of options at, net	105,989	106	345,856	—	—	—	—	345,962

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

					Deficit
	Common Stock				Accumulated			Total
			Capital In	Common	During		Deferred	Stockholders’
	Number of		Excess of par	Stock to be	Development	Subscription	compensation,	Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)

Sale of shares to private investors	89,480	$90	$354,990	—	$—	$—	$—	$355,080
Issuance of shares under employment agreement	750,000	750	3,749,250	—	—	—	(3,750,000)	—
Conversion of debentures, net	100,000	100	499,900	—	—	—	—	500,000
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	3,015,561	3,015,561
Net loss	—	—	—	—	(4,860,116)	—	—	(4,860,116)
Balance at July 31, 1990	6,799,829	6,800	23,699,631	—	(20,889,091)	—	(5,920,516)	(3,103,176)

Exercise of options, net	16,720	16	108,664	—	—	—	—	108,680
Issuance of shares for legal consulting services	87,000	87	358,627	—	—	—	—	358,714
Issuance of shares under the 1989 Stock Plan	119,000	119	475,881	—	—	—	(476,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	2,891,561	2,891,561
Net loss	—	—	—	—	(5,202,302)	—	—	(5,202,302)
Balance at July 31, 1991	7,022,549	7,022	24,642,803	—	(26,091,393)	—	(3,504,955)	(4,946,523)

Exercise of options at, net	1,000	1	3,499	—	—	—	—	3,500
Sale of shares to private investors	70,731	71	219,829	—	—	—	—	219,900
Conversion of debentures, net	94,000	94	469,906	—	—	—	—	470,000
Issuance of shares for services	45,734	46	156,944	—	—	—	—	156,990
Issuance of shares under the 1989 Stock Plan	104,000	104	285,896	—	—	—	(286,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	3,046,726	3,046,726
Net loss	—	—	—	—	(4,772,826)	—	—	(4,772,826)
Balance at July 31, 1992	7,338,014	7,338	25,778,877	—	(30,864,219)	—	(744,229)	(5,822,233)

Sale of shares to private investors	352,667	353	735,147	—	—	—	—	735,500
Issuance of shares for legal services	49,600	50	132,180	—	—	—	—	132,230
Issuance of shares for services	5,000	5	9,995	—	—	—	(10,000)	—
Issuance of shares under the 1989 Stock Plan	117,000	117	233,883	—	—	—	(234,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	664,729	664,729
Net loss	—	—	—	—	(2,357,350)	—	—	(2,357,350)
Balance at July 31, 1993	7,862,281	7,863	26,890,082	—	(33,221,569)	—	(323,500)	(6,647,124)

Conversion of debentures, net	425,400	425	1,701,575	—	—	—	—	1,702,000
Sale of shares to private investors, net	743,000	743	1,710,048	—	—	—	—	1,710,791
Conversion of short-term borrowings	72,800	73	181,927	—	—	—	—	182,000
Issuance of shares for services	16,200	16	43,334	—	—	—	—	43,350

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

					Deficit
	Common Stock				Accumulated			Total
			Capital In	Common	During		Deferred	Stockholders’
	Number of		Excess of par	Stock to be	Development	Subscription	compensation,	Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)

Issuance of shares under the 1989 Stock Plan, for services	5,000	$5	$14,995	—	$—	$—	$—	$15,000
Issuance of options to related parties upon conversion of accrued interest,
payroll and expenses	—	—	3,194,969	—	—	—	—	3,194,969
Repurchase of stock options from related party	—	—	(198,417)	—	—	—	—	(198,417)
Issuance of options upon conversion of accrued interest	—	—	142,441	—	—	—	—	142,441
Common stock to be issued	—	—	—	50,000	—	—	—	50,000
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	265,000	265,000
Net loss	—	—	—	—	(2,234,428)	—	—	(2,234,428)
Balance at July 31, 1994	9,124,681	9,125	33,680,954	50,000	(35,455,997)	—	(58,500)	(1,774,418)

Sale of shares to private investors, net	961,000	961	2,023,241	(50,000)	—	—	—	1,974,202
Conversion of short-term borrowings	17,600	17	43,983	—	—	—	—	44,000
Issuance of shares for services	30,906	31	77,234	—	—	—	—	77,265
Exercise of options, net	185,000	185	437,015	—	—	—	—	437,200
Common stock to be issued	—	—	—	339,008	—	—	—	339,008
Common stock to be issued, for services	—	—	—	4,800	—	—	—	4,800
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	58,500	58,500
Net loss	—	—	—	—	(1,993,123)	—	—	(1,993,123)
Balance at July 31, 1995	10,319,187	10,319	36,262,427	343,808	(37,449,120)	—	—	(832,566)

Sale of shares to private investors, net	2,953,327	2,953	8,969,655	(339,008)	—	—	—	8,633,600
Issuance of shares for services	19,995	20	70,858	(4,800)	—	—	—	66,078
Exercise of options, net	566,700	567	1,657,633	—	—	—	—	1,658,200
Sale of warrants	—	—	12,084	—	—	—	—	12,084
Issuance of options/warrants for services	—	—	50,872	—	—	—	—	50,872
Common stock to be issued	—	—	—	258,335	—	—	—	258,335
Subscription receivable	—	—	—	—	—	(254,185)	—	(254,185)
Net loss	—	—	—	—	(2,942,152)	—	—	(2,942,152)
Balance at July 31, 1996	13,859,209	13,859	47,023,529	258,335	(40,391,272)	(254,185)	—	6,650,266

Sale of shares to private investors, net	112,000	112	503,888	—	—	—	—	504,000
Issuance of options for services	—	—	76,504	—	—	—	—	76,504
Exercise of options, net	729,134	729	2,620,359	(258,335)	—	254,185	—	2,616,938
Exercise of warrants, net	147,450	148	737,102	—	—	—	—	737,250
Net loss	—	—	—	—	(5,018,867)	—	—	(5,018,867)
Balance at July 31, 1997 (carried forward)	14,847,793	14,848	50,961,382	—	(45,410,139)	—	—	5,566,091

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

					Deficit
	Common Stock				Accumulated			Total
			Capital In	Common	During		Deferred	Stockholders’
	Number of		Excess of par	Stock to be	Development	Subscription	compensation,	Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)

Balance at July 31, 1997 (brought forward)	14,847,793	$14,848	$50,961,382	—	$(45,410,139)	$—	$—	$5,566,091

Sale of shares to private investors, net	2,337,150	2,337	4,199,877	—	—	—	—	4,202,214
Issuance of options for services	—	—	199,954	—	—	—	—	199,954
Exercise of warrants, net	4,950	5	11,080	—	—	—	—	11,085
Issuance of shares for services, net	50,000	50	99,950	—	—	—	—	100,000
Net loss	—	—	—	—	(6,387,506)	—	—	(6,387,506)
Balance at July 31, 1998	17,239,893	17,240	55,472,243	—	(51,797,645)	—	—	3,691,838

Issuance of options for services	—	—	205,593	—	—	—	—	205,593
Issuance of shares for services, net	46,701	46	16,359	—	—	—	—	16,405
Net loss	—	—	—	—	(3,156,636)	—	—	(3,156,636)
Balance at July 31, 1999	17,286,594	17,286	55,694,195	—	(54,954,281)	—	—	757,200

Sale of shares to private investors, net	875,000	875	547,417	—	—	—	—	548,292
Exercise of options, net	95,000	95	45,755	—	—	—	—	45,850
Issuance of shares for services, net	174,965	175	92,009	—	—	—	—	92,184
Vesting of options previously issued for services	—	—	146,912	—	—	—	—	146,912
Net loss	—	—	—	—	(1,722,298)	—	—	(1,722,298)
Balance at July 31, 2000	18,431,559	18,431	56,526,288	—	(56,676,579)	—	—	(131,860)

Sale of shares to private investors, net	863,331	863	955,561	—	—	—	—	956,424
Exercise of options, net	165,555	166	83,565	—	—	—	—	83,731
Issuance of shares for services, net	11,800	12	10,018	—	—	—	—	10,030
Exercise of convertible debentures, net	330,000	330	296,670	—	—	—	—	297,000
Issuance of warrants with convertible debt	—	—	178,807	—	—	—	—	178,807
Issuance of options for services	—	—	160,426	—	—	—	—	160,426
Net loss	—	—	—	—	(2,294,936)	—	—	(2,294,936)
Balance at July 31, 2001	19,802,245	19,802	58,211,335	—	(58,971,515)	—	—	(740,378)

Sale of shares to private investors, net	2,622,122	2,623	1,047,925	—	—	—	—	1,050,548
Exercise of stock options and warrants	186,000	186	92,814	—	—	—	—	93,000
Issuance of shares for services, net	78,340	78	64,048	—	—	—	—	64,126
Exercise of convertible debentures, net	72,214	72	64,921	—	—	—	—	64,993
Vesting of options previously issued for services	—	—	173,436	—	—	—	—	173,436
Net loss	—	—	—	—	(2,591,162)	—	—	(2,591,162)
Balance at July 31, 2002 (carried forward)	22,760,921	22,761	59,654,479	—	(61,562,677)	—	—	(1,885,437)

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

					Deficit
	Common Stock				Accumulated			Total
			Capital In	Common	During		Deferred	Stockholders’
	Number of		Excess of par	Stock to be	Development	Subscription	compensation,	Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)

Balance at July 31, 2002 (brought forward)	22,760,921	$22,761	$59,654,479	—	$(61,562,677)	$—	$—	$(1,885,437)

Sale of shares to private investors, net	1,315,000	1,315	652,312	—	—	—	—	653,627
Exercise of stock options and warrants	764,000	764	376,896	—	—	—	—	377,660
Issuance of shares for payment of accounts payable	186,208	186	94,037	—	—	—	—	94,223
Issuance of options for services rendered	—	—	75,521	—	—	—	—	75,521
Vesting of options previously issued for services	—	—	10,038	—	—	—	—	10,038
Issuance of warrants in connection with debt issuances	—	—	594,219	—	—	—	—	594,219
Net loss	—	—	—	—	(2,411,532)	—	—	(2,411,532)
Balance at July 31, 2003	25,026,129	25,026	61,457,502	—	(63,974,209)	—	—	(2,491,681)

Sale of shares to private investors, net	3,035,200	3,036	10,732,942	—	—	—	—	10,735,978
Exercise of stock options and warrants	3,100,160	3,100	4,155,397	—	—	—	—	4,158,497
Issuance of shares for payment of accounts payable	14,703	15	52,161	—	—	—	—	52,176
Issuance of shares for conversion of subordinated debentures	3,042,817	3,043	924,829	—	—	—	—	927,872
Issuance of shares for services rendered	128,876	128	288,372	—	—	—	—	288,500
Issuance of options for services rendered	—	—	280,612	—	—	—	—	280,612
Net loss	—	—	—	—	(5,070,307)	—	—	(5,070,307)
Balance at July 31, 2004	34,347,885	34,348	77,891,815	—	(69,044,516)	—	—	8,881,647

Exercise of stock options and warrants, net	438,372	438	306,717	—	—	—	—	307,155
Issuance of shares and warrants for conversion of subordinated
debentures	1,744,978	1,745	462,754	—	—	—	—	464,499
Issuance of shares for services rendered	3,000	3	13,497	—	—	—	—	13,500
Issuance of options and warrants for services rendered	—	—	16,789	—	—	—	—	16,789
Net loss	—	—	—	—	(6,461,920)	—	—	(6,461,920)
Balance at July 31, 2005	36,534,235	36,534	78,691,572	—	(75,506,436)	—	—	3,221,670

Sale of shares to private investors, net	6,632,099	6,632	10,977,288	—	—	—	—	10,983,920
Exercise of stock options and warrants, net	1,122,827	1,123	1,347,201	—	—	—	—	1,348,324
Issuance of stock options and warrants for services rendered	—	—	1,489,264	—	—	—	—	1,489,264
Net loss	—	—	—	—	(7,810,175)	—	—	(7,810,175)
Balance at July 31, 2006 (carried forward)	44,289,161	44,289	92,505,325	—	(83,316,611)	—	—	9,233,003

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

					Deficit
	Common Stock				Accumulated			Total
			Capital In	Common	During		Deferred	Stockholders’
	Number of		Excess of par	Stock to be	Development	Subscription	compensation,	Equity
	Shares	Amount	Value	Issued	Stage	Receivable	restricted stock	(Deficiency)

Balance at July 31, 2006 (brought forward)	44,289,161	$44,289	$92,505,325	—	$(83,316,611)	$—	$—	$9,233,003

Sale of shares to private investors, net	553,360	553	1,368,104	—	—	—	—	1,368,657
Exercise of stock options and warrants, net	1,438,359	1,439	1,504,261	—	—	—	—	1,505,700
Stock-based compensation expense	—	—	2,426,264	—	—	—	—	2,426,264
Net loss	—	—	—	—	(8,755,144)	—	—	(8,755,144)
Balance at July 31, 2007	46,280,880	46,281	97,803,954	—	(92,071,755)	—	—	5,778,480

Exercise of stock options and warrants, net	996,000	996	686,044	—	—	—	—	687,040
Stock-based compensation expense	—	—	2,298,975	—	—	—	—	2,298,975
Net loss	—	—	—	—	(12,321,101)	—	—	(12,321,101)
Balance at July 31, 2008	47,276,880	$47,277	$100,788,973	—	$(104,392,856)	$—	$—	$(3,556,606)

See accompanying notes to financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Cash Flows

Years ended July 31, 2008, 2007 and 2006
and the Period from August 24, 1981
(Date of Inception) to July 31, 2008

				August 24, 1981
				(date of inception)
				to
	2008	2007	2006	July 31, 2008
Cash flows from operating activities:
Net loss	$(12,321,101)	$(8,755,144)	$(7,810,175)	$(104,392,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable equity securities	--	--	--	(25,963)
Depreciation and amortization	51,451	39,063	29,703	1,710,491
Loss on disposal of property and equipment	--	--	--	18,926
Loss on lease termination	--	30,964	--	30,964
Stock-based compensation expense	2,298,975	2,426,264	1,489,264	12,931,516
Amortization of deferred rent	155,549	14,155	--	169,704
Amortization of debt discount	--	--	--	594,219
Amortization of deferred compensation	--	--	--	11,442,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(15,052)	(83,117)	129,846	(225,126)
Decrease (increase) in loans receivable, related party	180,397	(9,527)	(9,528)	96,051
Decrease (increase) in other assets	35,000	(385,000)	--	(350,000)
Increase in loans and interest payable, related party	--	--	--	744,539
Increase (decrease) in accounts payable	819,692	(853,384)	889,907	1,759,113
Increase in accrued payroll and expenses, related parties	--	--	--	2,348,145
Increase in accrued retirement benefits	612,000	--	--	612,000
Increase in accrued expenses	126,988	89,859	23,564	2,242,986
Increase in deferred revenue	5,100,000	100,000	--	5,200,000
Net cash used in operating activities	(2,956,101)	(7,385,867)	(5,257,419)	(65,093,291)

Cash flows from investing activities:
Purchase of marketable equity securities	--	--	--	(290,420)
Purchase of short-term investments	--	--	--	(1,993,644)
Proceeds from sale of marketable equity securities	--	--	--	316,383
Proceeds from sale of short-term investments	--	--	--	1,993,644
Capital expenditures	(34,070)	(38,858)	(19,236)	(1,605,066)
Patent costs	--	--	--	(97,841)
Net cash used in investing activities	(34,070)	(38,858)	(19,236)	(1,676,944)

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Cash Flows, Continued

				August 24, 1981
				(date of inception)
				to
	2008	2007	2006	July 31, 2008
Cash flows from financing activities:
Proceeds from short-term borrowings	$--	$--	$--	$874,500
Payment of short-term borrowings	--	--	--	(653,500)
Increase in loans payable, related party, net	--	--	--	2,628,868
Proceeds from bank debt and other long-term debt, net of deferred debt
costs	--	--	--	3,667,460
Reduction of bank debt and long-term debt	--	--	--	(2,966,568)
Payment of capital lease obligation	(3,385)	--	--	(3,385)
Proceeds from issuance of common stock, net	--	1,368,657	10,983,920	53,102,893
Proceeds from exercise of stock options and warrants, net	687,040	1,505,700	1,348,324	14,067,630
Proceeds from issuance of convertible debentures, related party	--	--	--	297,000
Proceeds from issuance of convertible debentures, unrelated party	--	--	--	416,993
Net cash provided by financing activities	683,655	2,874,357	12,332,244	71,431,891
Net increase (decrease) in cash and cash equivalents	(2,306,516)	(4,550,368)	7,055,589	4,661,656
Cash and cash equivalents at beginning of period	6,968,172	11,518,540	4,462,951	--
Cash and cash equivalents at end of period	$4,661,656	$6,968,172	$11,518,540	$4,661,656

Supplemental disclosure of cash flow information – interest paid	$3,607	$96	$112	$1,717,833

Noncash investing and financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$-	$2,725,000

Issuance of common stock upon the conversion of convertible
subordinated debentures, related party	$-	$-	$-	$3,242,000

Conversion of short-term borrowings to common stock	$-	$-	$-	$226,000

Conversion of accrued interest, payroll and expenses by related parties to
stock options	$-	$-	$-	$3,194,969

Repurchase of stock options from related party	$-	$-	$-	$(198,417)

Conversion of accrued interest to stock options	$-	$-	$-	$142,441

Conversions of accounts payable to common stock	$-	$-	$-	$506,725

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Cash Flows, Continued

				August 24, 1981
				(date of inception)
				to
	2008	2007	2006	July 31, 2008
Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and
other, related party	$-	$-	$-	$1,863,514
Issuance of common stock and warrants upon the conversion of
convertible subordinated debentures and accrued interest, other	$-	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$-	$2,460
Lease incentive allowance	$-	$67,000	$-	$67,000
Issuance of warrants with notes payable	$-	$-	$-	$594,219
Acquisition of equipment through capital lease obligation	$23,778	$-	$-	$23,778
See accompanying notes to financial statements.

Notes to Financial Statements

Years ended July 31, 2008, 2007 and 2006
and the Period From August 24, 1981
(Date of Inception) to July 31, 2008

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

The Company is engaged in the research, development, and commercialization of drugs for the treatment of various forms of cancer and other life threatening diseases. As of July 31, 2008, the Company is currently preparing to submit a New Drug Application (NDA) for marketing approval of its lead drug product candidate.

The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity. The Company maintains cash deposits with banks that at times exceed applicable insurance limits.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations for the period in which the transaction takes place. Total depreciation and amortization expense for the years ended July 31, 2008, 2007 and 2006, was $51,451, $39,063, and $29,703, respectively.

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

Other Assets

Other assets consist of the following:
	2008	2007
Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company. The cash held by the bank is restricted as to use for
the term of the standby letter of credit.	$350,000	$350,000
Deferred private placement costs	-	35,000
Totals	$350,000	$385,000

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

The Company entered into a License Agreement for ONCONASE® with Par Pharmaceutical, Inc. in the U.S. Under the terms of the License Agreement, on January 14, 2008, Strativa Pharmaceuticals (“Strativa”), the proprietary products division of Par Pharmaceutical, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the United States and its territories. The Company retains all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals in the U.S. and its jurisdictions, as well as all rights for those non-U.S. jurisdictions in which it has not currently granted any such rights or obligations to third parties. Joint oversight committees with members from the Company and Strativa will manage the alliance. The Company received a cash payment of $5 million upon the signing of the License Agreement and will be entitled to a minimum additional cash payment of $20 million, with a maximum of up to $30 million, upon FDA approval of ONCONASE® for UMM. The Company will also be entitled to receive up to $190 million in additional milestone payments in connection with the development of ONCONASE® for up to three additional cancer indications and achieving certain net sales levels, in addition to receiving double-digit royalties on net sales of ONCONASE®. In the event of approval of ONCONASE® for a cancer indication in addition to UMM, the Company will have the option to co-promote ONCONASE® in the United States, with support from Strativa. Strativa will provide technical expertise for a future Alfacell oncology sales force, as well as funding for certain associated costs. Under certain circumstances, the Company will have the right to co-promote ONCONASE®, at the Company’s cost, prior to the time ONCONASE® is approved for any such additional cancer indication. The initial non-refundable cash payment received by the Company was allocated to deferred revenue and will be recognized ratably as revenue once the general criteria for revenue recognition have been met for the unit of accounting to which the payment has been allocated. Strativa has the right to terminate the License Agreement if ONCONASE® does not receive marketing approval by the FDA on or before January 1, 2012 or receives a not approvable communication from the FDA with respect to the primary UMM indication. In the case of termination of the License Agreement for any reason, the Company will retain all rights to ONCONASE®.

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

Leases

With respect to its operating leases, the Company applies the provisions of FASB SFAS No. 13 “Accounting for Leases” and FASB Technical Bulletin (“FTB”) 88-1 “Issues Relating to Accounting for Leases”, recognizing rent expense on a straight-line basis over the lease term due to escalating lease payments and landlord incentives.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Recoveries from other parties are recorded when realized.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair value due to the relative short term nature of these investments.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 “Hierarchy of GAAP”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”. The Company will adopt this pronouncement once it becomes effective and is currently evaluating the impact it will have on reported financial results, if any.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to SFAS Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. FSP 157-1 is effective upon initial adoption of SFAS 157. The Company is required to adopt SFAS 157 as of August 1, 2008, and is currently evaluating the impact that the adoption of FSP 157-1 will have, if any, on its reported financial results.

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB SFAS No. 157”, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. This delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company has reviewed FSP 157-2 and will wait to hear for additional positions taken by the FASB before proceeding further.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (“SFAS 141(R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on its financial statements in future periods.

On December 21, 2007, the SEC issued SAB No. 110 ("SAB 110") to permit entities, under certain circumstances to continue to use the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share options in accordance with Statement No. 123R, “Share-Based Payment”. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. The adoption of SAB 110 did not have a material impact on the Company’s financial statements.

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”). EITF 07-03 addresses the diversity that exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-03 will be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 07-03 will have, if any, on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on August 1, 2008 and is currently evaluating the impact that the adoption of SFAS 159 will have, if any, on its financial statements.

In December 2006, the FASB issued FSP EITF Issue No. 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No.5 "Accounting for Contingencies." The guidance in FSP 00-19-2 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have an effect on its financial statements.

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

In September 2006, the SEC issued SAB No. 108 “Quantifying Misstatements in Financial Statements” (“SAB 108”). Under SAB 108, the Company is required to use a combination of the two previously-acceptable approaches for quantifying misstatements, and to adjust its financial statements if this combined approach results in a conclusion that an error is material. The Company has adopted SAB 108 and determined that it did not have a material impact on our reported financial results.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109,

“Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s tax return. On August 1, 2007, the Company adopted FIN 48 and determined that it did not have a material impact on its reported financial results.

(2)  Liquidity

The Company has reported net losses of $12,321,000, $8,755,000, and $7,810,000 and negative cash flows from operating activities of $2,956,000, $7,386,000 and $5,257,000 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. As of July 31, 2008, the Company had working capital of $1,945,000, and cash and cash equivalents of $4,662,000. The loss from date of inception, August 24, 1981, to July 31, 2008 amounts to $104,393,000. Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies. The Company has engaged a financial advisor to assist in the pursuit of available strategic alternatives. These alternatives will focus on, but not be limited to, strategic partnership transactions, and could include a possible sale of the Company. Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. The Company expects that its cash balances as of July 31, 2008, including its expected level of receipts and expenditures, will be sufficient to support its activities into the fourth quarter of its fiscal year 2009 which assumes timely and successful submission of the ONCONASE® NDA. There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all. The Company may also obtain additional capital through the exercise of outstanding options and warrants and the sale of its tax benefits, although it cannot provide any assurance of such exercises or sale or the amount of capital it will receive, if any.

The Company’s audited financial statements for the fiscal year ended July 31, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. Continued operations are dependent on the Company’s ability to raise various sources of capital described above. Such capital formation activities may not be available or may not be available on reasonable terms. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3)  Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended July 31,
	2008	2007	2006

Numerator:
Net loss	$(12,321,101)	$(8,755,144)	$(7,810,175)
Denominator:
Weighted average number of common
shares outstanding	46,919,000	44,958,000	37,308,000

Loss per common share - basic and diluted	$(0.26)	$(0.19)	$(0.21)

	Year Ended July 31,
	2008	2007	2006
Potentially dilutive securities:
Warrants	14,862,534	16,070,748	18,119,598
Stock options	6,353,067	4,867,039	3,830,350
Total potentially dilutive securities	21,215,601	20,937,787	21,949,948

As the Company has incurred a net loss for all periods presented, basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

(4) Property and Equipment

Property and equipment, at cost, consists of the following at July 31:

	2008	2007

Laboratory equipment	$276,202	$276,202
Office equipment	118,172	84,102
Leasehold improvements	90,778	67,000
Less accumulated depreciation and amortization	(342,031)	(290,581)
Property and equipment, net	$143,121	$136,723

During the fiscal year ended July 31, 2008, the Company’s laboratory equipment was not used since the Company did not maintain a laboratory in its principal office. The book value of laboratory equipment as of July 31, 2008 is $17,930.

During the fiscal year ended July 31, 2007, the Company wrote off the following fully depreciated and unusable property and equipment:

		Accumulated
	Amount	Depreciation

Laboratory equipment	$505,869	$505,869
Office equipment	235,495	235,495
Leasehold improvements	97,833	97,833
Total	$839,197	$839,197

(5) Loan Receivable, related party

Amounts due from the Company’s CEO totaling $180,397 was paid in full in April 2008. The Company earned 8% interest on the unpaid principal balance in the amount of approximately $7,000 for fiscal year ended July 31, 2008 and $9,500 in each of the fiscal years ended July 31, 2007 and 2006.

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

On January 23, 1998, the SEC declared effective a registration statement on Form S-3 for the offer and sale by certain stockholders of up to 3,734,541 shares of common stock. Of these shares (i) an aggregate of 2,737,480 shares were issued to private placement investors in private placement transactions which were completed during the period from March 1994 through March 1997 (the “Earlier Private Placements”), (ii) an aggregate of 409,745 shares were issuable upon exercise of warrants which were issued to private placement investors in the Earlier Private Placements and (iii) an aggregate of 587,316 shares may be issued, or have been issued, upon exercise of options which were issued to option holders in certain other private transactions. As a result of the delisting of the Company’s Common Stock from the Nasdaq SmallCap Market, the Company no longer qualified for the use of a Form S-3 registration statement for this offering when it filed its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and thus, this registration statement was no longer effective. The Company filed a registration statement on Form S-1 to register these shares, which was declared effective in February 2002.

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

During the fiscal year ended July 31, 2002, the Company issued 72,214 shares of common stock upon the conversion of convertible notes from unrelated parties at $0.90 per share. In addition, upon conversion, the unrelated parties were granted five-year warrants to purchase an aggregate of 72,214 shares of common stock at an exercise price of $1.50 per share. The estimated value of these warrants in the amount of $32,200 was recorded by the Company as interest expense during the fiscal year ended July 31, 2002. These options were exercised during the fiscals years ended July 31, 2007 and 2006.

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

During the fiscal year ended July 31, 2002, the Company sold an aggregate of 2,622,122 shares of common stock to private investors at prices ranging from $0.35 to $0.90 per share resulting in net proceeds of $1,050,000 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 2,673,422 shares of common stock at per share exercise prices ranging from $0.75 to $1.50. The warrants will expire during the period commencing August 2006 and ending in September 2007. As of July 31, 2008, 1,733,638 of these warrants were exercised and 939,784 warrants expired.

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

During the fiscal year ended July 31, 2002, the Company issued an aggregate of 75,000 five-year stock options to unrelated parties as an incentive for lending the Company an aggregate of $75,000, which was repaid during the quarter. The options vested immediately and have an exercise price of $1.50 per share. The total non-cash interest expense recorded for these options was $25,615, based upon the fair value of such option on the date of issuance as estimated by the Black-Scholes options-pricing model. Of these options, 25,000 were exercised and 50,000 expired.

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

During the fiscal year ended July 31, 2003, the Company sold an aggregate of 1,315,000 shares of common stock to private investors at prices ranging from $0.20 to $0.73 per share resulting in net proceeds of $653,627 to the Company. In addition, the private investors were granted warrants to purchase an aggregate of 1,315,000 shares of common stock at per share exercise prices ranging from $1.00 to $1.50. The warrants will expire during the period commencing January 2008 and ending in October 2008. As of July 31, 2008, 965,000 of these warrants were exercised and 150,000 expired.

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

During the fiscal year ended July 31, 2005, the Company issued 12,500 warrants to a vendor in consideration for services to be rendered. 5,000 of these warrants which vested immediately have an exercise price of $2.50 per share and 7,500 warrants which vested on the 91st day from the grant date have an exercise price of $3.50 per share. These warrants will expire 24 months from the date the registration statement registering the shares underlying the warrants is declared effective or 36 months from the date of grant, whichever comes first. These warrants expired during the fiscal year ended July 31, 2008. The Company recorded a total of $13,552 of non-

cash expense for these warrants, based upon the fair value at July 31, 2005 as estimated by the Black-Scholes option pricing model.

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

During the fiscal year ended July 31, 2007, the Company issued an aggregate of 295,800 shares of its common stock upon the exercise of stock options by an officer, employees and unrelated parties at per share exercise prices ranging from $0.23 to $2.16. The Company realized aggregate gross proceeds of $352,256 from these equal to 2% of the aggregate purchase price paid by such investor for any securities registered on the registration statement that are then held by such investor monthly until the failure is cured. However, the Company shall not be required to pay partial liquidated damages to the investor in excess of 10% of the purchase price such investor paid for the registered securities. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon to the investor at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law), accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

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

In July 2007, the Company and USP Pharma Spolka Z.O.O. ("USP") entered into a Distribution and Marketing Agreement (the "Agreement"). The Agreement appoints USP as the Company’s exclusive distributor in Poland, Lithuania, Estonia, Latvia, Belarus and the Ukraine in the field of Oncology. Included in the Agreement is an up-front fee as consideration for the appointment of USP as the Company’s distributor in the defined territory. Based upon its review of SAB No. 101, “Revenue Recognition in Financial Statements”, and SAB No. 104, “Revenue Recognition”, the Company has determined that the up-front fee is to be recognized on a straight line basis over the term of the Agreement. The term of the Agreement is defined as the earlier of ten (10) years after the first commercial sale or the expiration of the patents covering the Company’s product in the defined territory. The Agreement also includes multiple milestone payments and the payment of royalties. The milestone payments are to be paid to the Company upon the attainment of those milestones as defined in the Agreement. The royalty payments by USP to the Company are based on a fixed percentage of net sales. No revenue has been recognized for the up-front fee, milestone achievements and royalties in the accompanying financial statements. In connection with the Distribution Agreement, the Company and Unilab LP, an affiliate of US Pharmacia, entered into a Securities Purchase Agreement, (the "Purchase Agreement"), pursuant to which the Company issued an aggregate of 553,360 shares of its restricted common stock for purchase price of $2.53 per share. The Company realized gross proceeds of $1,400,000. The securities sold pursuant to the Purchase Agreement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 760,000 shares of its common stock upon the exercise of warrants by unrelated parties at per share exercise prices ranging from $0.60 to $1.25. The Company realized aggregate gross proceeds of $541,500 from these exercises.

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 236,000 shares of its common stock upon the exercise of stock options by an officer and employees at per share exercise prices ranging from $0.26 to $1.58. The Company realized aggregate gross proceeds of $145,540 from these exercises.

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 265,000 stock options to the independent members of its board of directors with an exercise price of $1.72 per share and a six-year exercise term. The aggregate grant date fair market value of these options, $275,865, is being amortized over the one-year vesting period. The Company recognized an aggregate compensation expense of $154,705 for the fiscal year ended July 31, 2008.

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 40,000 stock options to various non-employee consultants for services rendered. The options vested immediately, have an exercise price of $1.75 per share and a ten-year exercise term. The aggregate grant date fair market value of these options, $52,840, was recognized as an expense by the Company during the fiscal year ended July 31, 2008.

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 330,000 stock options to various non-employee consultants for serving as the Company’s scientific advisors and research collaborators and for contributions made on behalf of the Company’s pre-clinical and clinical research programs. Of these options, 110,000 vested immediately, 50% of the balance will vest after one year and the remaining 50% of the balance will vest after two years. The options have an exercise price of $1.75 per share and a ten-year term. Under the variable accounting provisions of EITF 96-18, the aggregate grant date fair market value of these options, $456,730, is being amortized over the vesting period and is being re-measured as of each reporting period. At July 31, 2008, the aggregate re-measured fair market value of these options was estimated to be $189,872.

During the fiscal year ended July 31, 2008, the Company issued 250,000 stock options to its CEO, Kuslima Shogen, with an exercise price of $2.18 per share and a ten-year exercise term. The options, which were granted as a bonus for entering into an agreement for the marketing rights to ONCONASE® in the U.S., vested immediately and have a grant date fair market value of $405,000 which was recognized as an expense by the Company during the fiscal year ended July 31, 2008.

During the fiscal year ended July 31, 2008, the Company entered into a retirement agreement (see Note 12) with Kuslima Shogen, its CEO. Under the terms of the agreement, the Company issued 1,000,000 stock options with an exercise price of $2.00 per share. The options have a ten-year contractual term and will become exercisable only upon the approval of an ONCONASE® NDA by the United States Food and Drug Administration (“FDA”) for the treatment of malignant mesothelioma. The grant date fair market value of these options, $1,900,000, is being amortized over the estimated vesting period. As of July 31, 2008, the Company recognized compensation expense of $429,762.

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

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal years 1994 through 2006:

	Warrants	Exercise Price	Expiration

Sold in March 1994 Private Placement	800,000	$ 5.00	3/21/97 to 6/21/97
Outstanding at July 31, 1994	800,000	5.00	3/21/97 to 6/21/97
Sold in September 1994 Private Placement	288,506	5.50	12/9/97 to 12/14/97
Sold in October 1994 Private Placement	40,000	5.50	1/21/98
Sold in September 1995 Private Placement	47,405	4.00	10/1/98
Outstanding and exercisable at July 31, 1995	1,175,911	4.00 - 5.50	3/21/97 to 10/1/98
Issued to bank in connection with an amendment
to the Company's term loan	10,000	4.19	8/31/97
Sold in September 1995 Private Placement	8,540	4.00	10/1/98
Sold in June 1996 Private Placement	313,800	7.50	8/29/99 to 9/10/99
Outstanding and exercisable at July 31, 1996	1,508,251	4.00 – 7.50	3/21/97 to 9/10/99
Exercised	(147,450)	5.00	3/21/97 to 6/21/97
Expired	(652,550)	5.00	3/21/97 to 6/21/97

	Warrants	Exercise Price	Expiration

Outstanding and exercisable at July 31, 1997	708,251	4.00 - 7.50	12/9/97 to 9/10/99
Sold in February 1998 Private Placement	1,168,575	2.50	8/17/01
Issued to the Placement Agent in connection
with the February 1998 Private placement	350,574	2.20 – 2.50	8/17/01
Exercised	(4,950)	2.20 - 2.50	5/19/01
Expired	(338,506)	4.19 - 5.50	8/31/97 to 1/21/98
Outstanding and exercisable at July 31, 1998	1,883,944	2.20 - 7.50	10/1/98 to 8/17/01
Expired	(55,945)	4.00	10/1/98
Sold in February 2000 Private Placement	875,000	1.03 - 4.55	5/28/03 to 5/28/05
Expired	(313,800)	7.50	8/30/99 to 9/11/99
Outstanding and exercisable at July 31, 2000	2,389,199	1.03 - 4.55	5/19/01 to 5/28/05
Sold in various private placements	696,665	1.50 – 3.00	7/07/04 to 10/30/06
Issued to related parties upon conversion of note
payable	330,000	1.50	7/07/06
Outstanding and exercisable at July 31, 2001	3,415,864	1.03 - 4.55	8/17/01 to 10/30/06
Expired	(1,514,199)	2.20 - 2.50	8/17/01
Sold in various private placements	2,673,422	0.75 - 1.50	11/03/06 to 9/10/07
Issued to vendor upon settlement of accounts
payable	55,556	1.50	8/15/06
Issued to unrelated party for advisory services	1,500,000	0.50 - 1.50	2/6/07
Exercised	(186,000)	0.50	2/6/07
Issued to unrelated parties upon conversion of
notes payable	72,214	1.50	10/31/06
Issued to unrelated parties in connection with
notes payable	300,000	0.60	11/13/06 to 7/29/07
Outstanding and exercisable at July 31, 2002	6,316,857	0.50 - 4.55	5/28/03 to 9/10/07
Expired	(437,500)	1.03 - 3.25	5/28/03
Sold in various private placements	1,315,000	1.00 - 1.50	1/24/08 to 10/31/08
Exercised	(640,000)	0.50	2/6/07
Issued to unrelated parties in connection with
notes payable	665,000	0.60	9/6/07 to 3/14/08
Outstanding and exercisable at July 31, 2003	7,219,357	0.50 - 4.55	5/28/05 to 10/31/08
Sold in various private placements	2,372,512	1.25 - 12.39	9/3/08 to 5/9/09
Exercised	(2,014,273)	0.50 – 1.50	2/6/07 to 10/31/08
Issued to third party as finder’s fee	60,533	12.39	5/9/09
Issued to unrelated parties in connection
with conversion of notes payable	3,733,839	1.00 - 1.10	12/4/08 to 7/15/09
Outstanding and exercisable at July 31, 2004	11,371,968	0.60 - 12.39	5/28/05 to 7/15/09
Exercised	(247,272)	0.75 – 1.25	7/16/07 to 8/5/08
Expired	(437,500)	2.50 – 4.55	5/28/05
Issued to unrelated parties in connection with
conversion of notes payable	2,044,978	1.00	9/14/09 to 5/6/10
Issued to a vendor in connection with services
rendered	12,500	2.50 – 3.50	4/25/08
Outstanding and exercisable at July 31, 2005	12,744,674	0.60 - 12.39	11/29/05 to 5/6/10
Exercised	(915,582)	0.75 – 1.50	7/7/06 to 9/2/08
Expired	(166,666)	3.00	11/29/05 – 12/21/05
Sold in a private placement	6,457,172	2.88	7/17/11

	Warrants	Exercise Price	Expiration

Outstanding at July 31, 2006	18,119,598	0.60 - 12.39	10/7/06 to 7/17/11
Exercised	(1,142,559)	0.60 – 2.88	10/7/06 to 7/17/11
Expired	(906,291)	1.50	10/12/06 – 4/9/07
Outstanding at July 31, 2007	16,070,748	0.60 - 12.39	9/6/07 to 7/17/11
Exercisable at July 31, 2007	16,070,748	0.60 - 12.39	9/6/07 to 7/17/11
Exercised	(760,000)	0.60 – 1.25	9/6/07 to 5/10/08
Expired	(448,214)	1.00 – 3.50	9/10/07 – 7/9/08
Outstanding at July 31, 2008	14,862,534	$1.00 - $12.39	8/13/08 to 7/17/11
Exercisable at July 31, 2008	14,862,534	$1.00 - $12.39	8/13/08 to 7/17/11

(8)  Stock Options

2004 Stock Incentive Plan

The Company's stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) for the issuance of up to 8,500,000 shares, which provides that common stock and stock options may be granted to employees, directors and consultants. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the 2004 Plan. Options granted under the 2004 Plan will have an exercise price equal to the market value of the Company’s common stock on the date of the grant. The term, vesting period and time and method of exercise of options granted under the 2004 Plan are fixed by the Board of Directors or a committee thereof.

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

The Company recorded the following stock-based compensation expense for employees under SFAS 123(R) based on the fair value of stock options.

	Year Ended July 31,

	2008	2007	2006

Research and development	$717,059	$794,262	$444,981
General and administrative	1,346,820	1,427,859	873,230
Total stock-based compensation expense	$2,063,879	$2,222,121	$1,318,211
Basic and diluted loss per common share	$0.04	$0.05	$0.04

At July 31, 2008, the Company reversed a total of $1,225,112 compensation expense related to 1,072,489 performance stock options issued to employees in May 2007. The Company assessed that the performance condition tied to these stock options is deemed improbable; therefore, no compensation expense should be recognized in accordance to the guidance of SFAS123R.

The fair value of the stock options at the grant date was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table. The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected stock price volatility is based on historical volatility of the Company’s stock price. For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the SEC’s SAB No. 110, “Disclosures about Fair Value of Financial Instruments” and represents the period of time that options granted are expected to be outstanding.

	2008	2007	2006

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.45%	4.78%	4.40%
Expected volatility	108.2%	107.7%	95.6%
Expected term (years)	7.53	5.36	5.33
Weighted average fair value of options at grant date	$1.64	$1.46	$1.27
Weighted average fair value exercise price	$1.94	$1.80	$1.69

As of July 31, 2008, there was approximately $2,242,000 of total unrecognized compensation expense related to unvested options granted to employees that is expected to be recognized over a weighted average period of 0.65 years.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” (“EITF 96-18”). The fair value of such securities is recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period or the vesting date. During the fiscal year ended July 31, 2008, the Company recorded under the variable accounting provisions of EITF 96-18, an aggregate total of $235,096 of non-cash expense for options issued to non-employees.

Option Activity

The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2008:

				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Options	Exercise Price	Contractual	Intrinsic
	Grant	Outstanding	Per Share	Term	Value

Balance August 1, 1994	1,926,841	5,935,337	$3.76
Granted	(818,850)	818,850	2.60
Exercised	-	(185,000)	2.36
Canceled/Expired	-	(1,897,500)	4.30
Balance August 1, 1995	1,107,991	4,671,687	3.39
Granted	(296,205)	296,205	3.99
Exercised	-	(656,334)	2.92
Canceled/Expired	6,500	(235,333)	4.89
Balance July 31, 1996	818,286	4,076,225	3.43
Authorized by 1997 Plan	2,000,000	-	-
Granted	(932,500)	932,500	4.90
Exercised	-	(639,500)	3.82
Canceled/Expired	484,845	(484,845)	4.70
Balance July 31, 1997	2,370,631	3,884,380	3.56
Granted	(234,333)	234,333	3.31
Canceled/Expired	91,100	(91,100)	3.81

				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Options	Exercise Price	Contractual	Intrinsic
	Grant	Outstanding	Per Share	Term	Value

Balance July 31, 1998	2,227,398	4,027,613	3.54
Granted	(595,000)	595,000	0.62
Canceled/Expired	443,934	(555,737)	3.97
Balance July 31, 1999	2,076,332	4,066,876	3.05
Granted	(827,000)	827,000	0.52
Exercised	-	(95,000)	0.48
Canceled/Expired	638,395	(1,031,880)	2.73
Balance July 31, 2000	1,887,727	3,766,996	2.65
Granted	(447,000)	447,000	0.85
Exercised	-	(165,555)	0.51
Canceled/Expired	774,315	(1,018,557)	3.42
Balance July 31, 2001	2,215,042	3,029,884	2.24
Granted	(544,221)	544,221	0.69
Canceled/Expired	655,840	(900,081)	2.31
Balance July 31, 2002	2,326,661	2,674,024	1.90
Granted	(630,000)	630,000	0.50
Exercised	-	(124,000)	0.47
Canceled/Expired	485,118	(736,358)	3.09
Balance July 31, 2003	2,181,779	2,443,666	1.26
Authorized by 2004
Stock Incentive Plan	8,500,000	-	-
Granted	(1,388,996)	1,388,996	5.03
Exercised	-	(666,717)	0.98
Canceled/Expired	(262,783)	(208,500)	3.20
Balance July 31, 2004	9,030,000	2,957,445	2.95
Granted	(1,073,000)	1,073,000	4.36
Exercised	-	(191,100)	0.75
Canceled/Expired	290,500	(341,500)	4.57
Balance July 31, 2005	8,247,500	3,497,845	3.35
Granted	(745,000)	745,000	1.76
Exercised	-	(207,245)	0.90
Canceled/Expired	171,250	(205,250)	4.67
Balance July 31, 2006	7,673,750	3,830,350	3.10
Granted	(2,187,489)	2,187,489	1.80
Exercised	-	(295,800)	1.19		332,936
Cancelled/Expired	(26,250)	(125,000)	3.07
Forfeited	325,000	(730,000)	1.69
Balance July 31, 2007	5,785,011	4,867,039	2.85	6.28	2,277,048
Granted	(1,885,000)	1,885,000	1.94
Exercised	-	(236,000)	0.62		392,430
Cancelled/Expired	1,000	(137,000)	1.45
Forfeited	25,972	(25,972)	2.00
Balance July 31, 2008	3,926,983	6,353,067	$2.69	6.72	$ 84,115

Exercisable at July 31, 2007		2,616,333	$3.25	4.22	$1,627,756

Exercisable at July 31, 2008		3,326,816	$3.33	4.88	$ 84,115

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

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain state tax benefits. For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), the Company had approximately $2,496,000 of total available state tax benefits that were saleable, of which New Jersey permitted the Company to sell approximately $1,969,000. In December 2007, the Company received approximately $1,755,000 from the sale of the $1,969,000 of state tax benefits, which was recognized as a state tax benefit for the fiscal year ended July 31, 2008.

For the state fiscal year 2007 (July 1, 2006 to June 30, 2007), the Company had approximately $2,338,000 of total available state tax benefits that were saleable, of which New Jersey permitted the Company to sell approximately $574,000. In December 2006, the Company received approximately $510,000 from the sale of the $574,000 of state tax benefits, which was recognized as a state tax benefit for the fiscal year ended July 31, 2007.

For the state fiscal year 2006 (July 1, 2005 to June 30, 2006), the Company had approximately $1,903,000 of total available state tax benefits that were saleable; of which New Jersey permitted the Company to sell approximately $356,000. In December 2005, the Company received approximately $317,000 from the sale of the $356,000 of state tax benefits, which was recognized as a state tax benefit for the fiscal year ended July 31, 2006.

If still available under New Jersey law, the Company will attempt to sell the remaining $1,274,000 of its state tax benefits between July 1, 2008 and June 30, 2009 (state fiscal year 2009). This amount, which is a carryover of the Company’s remaining state tax benefits from the state fiscal year 2008, may increase if the Company incurs additional net losses and research and development credits during the state fiscal year 2009. The Company cannot estimate, however, what percentage of its saleable state tax benefits New Jersey will permit it to sell, how much money will be received in connection with the sale, if any, if the Company will be able to find a buyer for its state tax benefits or if such funds will be available in a timely manner.

At July 31, 2008 and 2007, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2008		2007
Deferred tax assets:
Excess of book over tax depreciation and amortization	$4,581		$392
Stock options	2,350,272		1,487,565
Deferred revenue	2,080,000		—
Temporary differences	521,403		393,414
Federal and state net operating loss carryforwards	23,033,058	*	22,697,884	*
Research and experimentation credit carryforwards	3,067,618	*	2,600,529	*
Total gross deferred tax assets	31,056,932		27,179,784
Valuation allowance	(31,056,932)		(27,179,784)
Net deferred tax assets	$—		$—

* Net of amount sold pursuant to New Jersey state tax legislation.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance. In 2008, 2007 and 2006 the valuation allowance increased by $3,877,000, $3,074,000, and $2,542,000, respectively.

At July 31, 2008, the Company has federal net operating loss carryforwards of approximately $65,689,000 that expire in the years 2009 to 2028 (approximately $14,677,000 expires in the years 2009 to 2013) and state net operating loss carryforwards of approximately $11,647,000 that expire in years 2016 to 2017. The Company also has federal research and experimentation tax credit carryforwards of approximately $2,119,000 that expire in the years 2009 to 2028 (approximately $260,000 expires in the years 2009 to 2013) and state research and experimentation tax credits of approximately $948,000 that expire in the years 2018 to 2023. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Effective August 1, 2007, the Company adopted FIN 48 which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have any material impact on the Company’s financial statements, as there were no unrecognized tax benefits as of August 1, 2007 or during the fiscal year ended July 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. For federal income tax purposes, fiscal 2005 through 2008 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For New Jersey tax purposes, fiscal 2004 through 2008 tax years generally remain open for examination under a four-year statute of limitations.

(11) Related Party Transactions

In March 2008, the Company engaged Champions Biotechnology, Inc. to provide certain services for approximately $12,300. The Company’s non-executive Chairman of the Board of Directors, Dr. David Sidransky, is also the chairman of the board of directors as well as a principal stockholder of Champions Biotechnology, Inc. As of July 31, 2008, 50% of the agreed amount was paid and the remaining 50% will be paid upon the completion of services.

(12) Commitments

Employment and Retirement Agreements

On April 28, 2008, the Company announced that Kuslima Shogen, the Company’s CEO and scientific founder, will retire from the Company on or before March 31, 2009. On April 25, 2008, Alfacell entered into a retirement agreement (the “Retirement Agreement”) with Ms. Shogen. Under the terms of the Retirement Agreement, Ms. Shogen will be entitled to receive her current annual salary of $300,000 and participate in all benefit plans available for the Company’s executives through her retirement date, which will occur on or before March 31, 2009 (the “Termination Date”). Ms. Shogen will receive retirement payments of $300,000 for each of the two years after the Termination Date. During the fiscal year ended July 31, 2008, the Company accrued these benefits in the amount of $612,000.

The options to purchase the Company’s common stock currently held by Ms. Shogen will remain exercisable after Ms. Shogen’s retirement in accordance with their terms. No change was made to the terms of such existing options under the Retirement Agreement, except the Compensation Committee of the Company’s Board of Directors amended the Company’s 1993 Stock Option Plan and 1997 Stock Option Plan to allow such options to be transferred by Ms. Shogen to members of her family. The Compensation Committee has agreed to give Ms. Shogen the ability to transfer her existing options granted under the 2004 Plan to members of her family subject to all the terms and restrictions of the Plan.

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

Pursuant to the terms of the Retirement Agreement, Ms. Shogen has also agreed to terminate the Royalty Agreement dated July 24, 1991, as amended on April 16, 2001 by and between the Company and Ms. Shogen (the “Royalty Agreement”). In exchange for termination of the Royalty Agreement, the Company will make the following payments and awards to Ms. Shogen: (1) a lump sum payment of $500,000 to be made within ten business days of the date of the Retirement Agreement, from which Alfacell will be entitled to deduct the amount of the outstanding principal and accrued interest of $187,410 owed by Ms. Shogen to Alfacell as of the date of the Retirement Agreement; (2) if the NDA for ONCONASE® for the treatment of malignant mesothelioma is approved by the FDA, Ms. Shogen will receive a one time payment equal to 5% of the initial milestone payment payable to the Company by Par Pharmaceutical Inc. (“Par”) pursuant to the License Agreement dated as of January 14, 2008 by and between the Company and Par (the “License Agreement”); (3) if the NDA is approved by the FDA, Ms. Shogen will also receive a payment of $350,000 on each of the first and second anniversaries of the date of such approval for a total payment of $700,000; (4) an option (the “Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock under the Plan at an exercise price equal to the fair market value of the common stock as of the date of the Retirement Agreement as determined under the Plan. The Option has a term of ten years and will become exercisable only upon the approval of the NDA by the FDA. As the result of the option to purchase 250,000 shares of common stock granted under the Plan to Ms. Shogen on March 5, 2008 in connection with the Company’s execution of the License Agreement and in order to enable the Company to grant this Option to Ms. Shogen, the Board of Directors amended the annual award limitation for a participant in the Plan for 2008 as it relates to Ms. Shogen from 1,000,000 shares to 1,250,000 shares; (5) payments equal to 15% of any royalties payable with respect to net sales which are received by Alfacell pursuant to any and all license agreements entered into by Alfacell for the marketing and distribution of ONCONASE® and any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug which are covered by the claims of any issued patent owned or controlled by Alfacell which is issued and valid as of December 31, 2007 (the “Licensed Products”) and 5% of net sales of Licensed Products which Alfacell books on its financial statements but only to the extent that the aggregate annual net sales of Licensed Products upon which such royalty payments are received by Alfacell and annual net sales of Licensed Products booked by Alfacell when combined are in excess of $100 million in a year. In the event either or both of the aggregate annual net sales of Licensed Products upon which Alfacell receives royalties and the annual net sales of Licensed Products which Alfacell books on its financial statements are less than $100 million, but when combined such aggregate annual net sales exceed $100 million, the payments to be received by Ms. Shogen in that year will be paid with respect to the amount of such aggregate net sales that exceeds $100 million and pro rated between the 15% Ms. Shogen is entitled to receive on royalties received by Alfacell and the 5% Ms. Shogen is entitled to receive on net sales booked by Alfacell based upon the percentage of the total net sales of the Licensed Products that year represented by aggregate net sales upon which Alfacell receives a royalty and the net sales booked by Alfacell. Ms. Shogen’s rights to receive these payments shall terminate when all claims under the relevant patents which cover the Licensed Products have expired.

Lease Commitments

In November 2007, the Company entered into a capital lease agreement for its building security system for the term of five years with a payment of $635 per month. The lease agreement also gives the Company the right to purchase the leased equipment at the end of the lease term for $1.00 plus applicable taxes.

On March 14, 2007 the Company entered into an operating lease agreement for a period of ten years to lease space to relocate its corporate headquarters and laboratories to a new location in Somerset, New Jersey. This lease expires on the tenth anniversary plus 150 days after the commencement date of the lease which expiration date is expected to be November 2017. The first rental payment occurred on July 3, 2007 which is the lease commencement date. The lease may be renewed at the option of the Company for a period of two additional terms of 60 months each. In addition, the Company has received an incentive allowance of $205,000 with an option to receive an additional incentive allowance of $105,000. As of July 31, 2007 the Company has not exercised the additional incentive allowance of $105,000. Both allowances must be used for the cost of leasehold improvements made to the premises. If all or any portion of the remaining allowance is not used by the end of the original lease term of ten years any remaining balance may not be applied to the balance of any rent due at the conclusion of the initial lease term. As part of the operating lease agreement signed on March 14, 2007 the Company agreed to enter into an irrevocable letter of credit in the amount of $350,000 as security for such operating lease. This irrevocable letter of credit is collateralized by $350,000 in cash which is recorded in “Other Assets” as of July 31, 2008 and 2007. If no event of default occurs under the operating lease the Company may reduce its security deposit under the operating lease to $250,000 on July 1, 2011, the fourth anniversary of the lease commencement date. In the event of no default as of July 1, 2012, the fifth anniversary of the lease commencement date, the irrevocable letter of credit may be reduced to $150,000 until the initial term of the lease expires in 2017. Rent expense charged to operations was approximately $300,000 for fiscal year ended July 31, 2008.

Prior to July 2007, the Company leased its facility on a month-to-month basis. Rent expense charged to operations was approximately $160,000, $136,000 and $136,000 in each of fiscal years ended July 31, 2007, 2006 and 2005, respectively.

In June 2007, the Company entered into an operating lease agreement for its office equipment for the term of five years with a payment of approximately $1,600 per month. As part of the lease agreement, the Company agreed to terminate its existing office equipment lease. As a result of the early termination of the existing lease, the Company recognized an expense of approximately $31,000 which will be amortized using straight-line method over the term of the lease and will be charged as a reduction from the equipment rental expense. The new lease did not commence until August 2007. Rent expense charged to operations was approximately $12,000 for fiscal year ended July 31, 2008. Under the previous lease agreement, equipment rental expense charged to operations was $16,000 and $12,000 in each of fiscal years ended July 31, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining terms in excess of one year) as of July 31, 2008:

		Payments Due in Fiscal Year
							2014 and
	Total	2009	2010	2011	2012	2013	Thereafter

Building lease	$3,026,130	$275,445	$302,036	$317,446	$317,446	$317,446	$1,496,311
Equipment lease	117,160	33,548	31,024	25,976	25,976	636	-
Total contractual cash
obligations	$3,143,290	$308,993	$333,060	$343,422	$343,422	$318,082	$1,496,311

Defined Contribution Retirement Plan (401(k) Plan)

Effective October 1, 1998, the Company adopted a 401(k) Savings Plan (the “Plan”). Qualified employees may participate by contributing to the Plan subject to certain Internal Revenue Service restrictions. The Company will match an amount equal to 50% of the first 6% of each participant’s contribution. The Company’s contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted. For the fiscal years ended July 31, 2008, 2007 and 2006, the Company's contributions to the Plan amounted to $46,921, $34,080, and $27,810, respectively.

(13) Contingencies

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

(14) Unaudited Quarterly Financial Data

The following table is the quarterly data for the two years ended July 31, 2008 and 2007.

(In thousands, except per share amounts)
			2008					2007
	First	Second	Third	Fourth	Totals	First	Second	Third	Fourth	Totals

Investment
income	$61	$66	$67	34	$228	$123	$99	$82	67	$371

Operating loss	(2,787)	(3,507)	(5,092)	(2,915)	(14,301)	(2,496)	(2,534)	(2,110)	(2,496)	(9,636)

Net loss (a)	(2,727)	(1,687)	(5,026)	(2,881)	(12,321)	(2,373)	(1,925)	(2,028)	(2,429)	(8,755)

Loss per share
– basic and
diluted	$(0.06)	$(0.04)	$(0. 11)	$(0.06)	$(0.26)	$(0.05)	$(0.04)	$(0.04)	$(0.05)	$(0.19)

(a)	The net loss of $1,687 for the second quarter of 2008 and $1,925 for the second quarter of 2007 is net of state tax benefits of $1,755 and $510, respectively, related to the sale of certain state tax operating loss carryforwards.