Form 10-K/A
period 2008-07-31
ALFACELL CORP
filed 2008-11-26
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Alfacell Corporation (the “Company” or “Alfacell”) is filing this Amendment No. 1 to its annual report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended July 31, 2008 as originally filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K. No other changes are made to the Original Form 10-K other than the deletion of the reference on the cover of the Original Form 10-K to the incorporation by reference of Alfacell’s definitive proxy statement and as set forth in Part III below. Our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year July 31, 2008; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period. Unless expressly stated, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Name	Age	Director Since	Current Position With Company

John P. Brancaccio	60	2004	Director

Stephen K. Carter, M.D.	71	1997	Director

Donald R. Conklin	72	1997	Director

Lawrence A. Kenyon	43	2007	President, Chief Financial Officer, Corporate Secretary and Director

James J. Loughlin	65	2004	Director

Kuslima Shogen	63	1981	Chief Executive Officer and Director

David Sidransky, M.D.	49	2004	Chairman of the Board

Paul M. Weiss, Ph.D.	50	2003	Director

Executive Officers

Name	Age	Current Position With Company	Officer Since (1)

Kuslima Shogen(2)	63	Chief Executive Officer and Director	1981

Lawrence A. Kenyon(3)	43	President, Chief Financial Officer, Corporate Secretary and Director	2007

(1)	Officers of Alfacell hold office until their successors are elected and qualified or until their earlier removal, death or resignation.

(2)	Ms. Shogen will retire from our Company on or before March 31, 2009.

(3)	Mr. Kenyon was elected as our Company’s President on April 16, 2008.

Business Experience of Directors and Executive Officers

The Company’s Directors and Executive Officers have provided the following information about their principal occupation, business experience and other matters.

Kuslima Shogen has served as our Chief Executive Officer since September 1986 and as a Director since our inception. She also served as our Chairman of the Board from August 1996 through January 2008, as our Acting Chief Financial Officer from June 23, 1999 through March 2004, as our Chief Financial Officer from September 1986 through July 1994 and as our President from September 1986 through July 1996. Ms. Shogen formed the company in 1981 to pursue research that she had initiated while a biology student in the University Honors Program at Fairleigh Dickenson University (“FDU”). Prior to our founding, from 1976 to 1981 she was founder and president of a biomedical research consortium specializing in Good Laboratory Practices and animal toxicology. During that time, she also served as a consultant for the Lever Brothers Research Group. Ms. Shogen has received numerous awards for achievements in biology, including the Sigma Xi first prize from the Scientific Research Society of North America in 1974 and first prize for the most outstanding research paper in biology at the Eastern College Science Conferences competitions in 1972, 1973, and 1974. She also received the first-ever Pioneer Award from the Mesothelioma Applied Research Foundation in October 2005 and in August 2005, was named to the inaugural

PharmaVOICE 100 list of Most Inspiring People in the healthcare industry and was one of only 27 CEO’s recognized. She earned a B.S. degree in 1974, an M.S. degree in 1976 and also completed graduate studies in 1978 in embryology from FDU. In April 1998, Ms. Shogen received the Pinnacle Award from FDU, the highest honor the university bestows on its graduates. She is a Phi Beta Kappa graduate.

Lawrence A. Kenyon joined the Company as Executive Vice President, Chief Financial Officer and Corporate Secretary effective January 16, 2007. Mr. Kenyon was elected to the Board and appointed Chief Operating Officer on November 19, 2007 and named President in April 2008. Prior to joining Alfacell, Mr. Kenyon served as Executive Vice President, Chief Financial Officer and Corporate Secretary of NeoPharm, Inc., a publicly traded biopharmaceutical company engaged in research, discovery and commercialization of cancer drugs for therapeutic applications in the United States, from September 2000 through August 2006. Prior to joining NeoPharm, he was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company, from October 1999 until September 2000. Mr. Kenyon, a Certified Public Accountant, began his career with Arthur Andersen & Co. after receiving a bachelor’s degree in accounting from the University of Wisconsin – Whitewater.

John P. Brancaccio joined the Board in January 2004. Mr. Brancaccio is the chief financial officer of Accelerated Technologies, Inc., an incubator for venture backed medical device companies. He also serves on the boards of Callisto Pharmaceuticals, Inc., Synergy Pharmaceuticals, Inc. and Xenomics, Inc., all of which are publicly traded biopharmaceutical companies where he is chairman of their respective audit committees and a member of their respective compensation and nominating committees. He was the secretary and treasurer of Memory Pharmaceuticals Corporation from December 2003 to March 2004 after serving in the capacity of their acting chief financial officer from May 2002 to December 2003. Prior to Memory Pharmaceuticals, Mr. Brancaccio held the positions of chief financial officer and chief operating officer of Eline Group, a publicly traded entertainment and media company, where he oversaw the roll up of several related companies into the group and completed private equity financing placements. Prior to joining Eline Group, he held a number of senior executive positions in public and private companies including Atlantic Pharmaceuticals, Zambon Corporation, Deven International and Health Learning Systems. During his tenure with these companies he participated in initial public offerings and negotiation of licensing and development agreements within both the pharmaceutical and biotechnology industries. He is a retired Certified Public Accountant and a graduate of Seton Hall University.

Stephen K. Carter, M.D. joined the Board in May 1997. Dr. Carter served as Senior Vice President of Research and Development for Boehringer-Ingelheim Pharmaceuticals from 1995 through 1997. Before this, he spent over 13 years with Bristol-Myers Squibb, an international leader in the development of innovative anti-cancer and anti-viral therapies. He held a variety of senior executive research and development positions while at Bristol-Myers, including serving for five years as Senior Vice President of worldwide clinical research and development of its Pharmaceutical Research Institute. From 1976 to 1982, he established and directed the Northern California Cancer Program. Prior to this, he held a number of positions during a nine-year tenure at the National Cancer Institute, including the position of Deputy Director at the National Institutes of Health. He has also been a member of the faculties of the medical schools of Stanford University, the University of California at San Francisco and New York University. Dr. Carter has published extensively on the development of anti-cancer drugs, was the co-founding editor of journals devoted to cancer therapeutics or immunology, and has served on the editorial boards of a number of additional journals dedicated to cancer treatment. He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research and the Society of Surgical Oncology, as well as several other medical societies. Dr. Carter earned his B.A. from Columbia University and his M.D. from New York Medical College. He currently serves on the boards of directors of Cytogen Corporation, Vion Pharmaceuticals and Emisphere Technologies, Inc. and a member of the Scientific and Clinical Advisory Board of Sopherion Therapeutics, Inc.

Donald R. Conklin joined the Board in May 1997. Prior to his retirement in May 1997, Mr. Conklin was a senior executive with Schering-Plough, a major worldwide pharmaceutical firm. During his more than 35 years with Schering-Plough, he held a variety of key management positions within the firm. From 1986 to 1994, he served as President of Schering-Plough Pharmaceuticals and Executive Vice President of Schering-Plough Corporation. In this position, he was responsible for worldwide pharmaceutical operations, including the launch of INTRON A(R) (interferon alfa-2b). Prior to this, Mr. Conklin had served as President of Schering USA and had held a variety of executive marketing positions in the United States, Europe and Latin America. Immediately preceding his retirement, he was Chairman of Schering-Plough Health Care Products and an Executive Vice President of

Schering-Plough Corporation. Mr. Conklin received his B.A. with highest honors from Williams College and his M.B.A. degree from the Rutgers University School of Business.

James J. Loughlin joined the Board in January 2004. Mr. Loughlin retired as a partner with KPMG LLP (“KPMG”) in September 2003, where he was responsible for the Pharmaceuticals Practice, Life Sciences and Chemicals division. During his career, Mr. Loughlin served in various executive positions throughout KPMG, including Managing Partner of the firm’s Milwaukee, Wisconsin office, Partner-in-Charge of Human Resources for the United States in the firm’s National Executive Office in New York and Partner-in-Charge of Audit Practice in the firm’s Short Hills, New Jersey office. Mr. Loughlin was also elected to and served on the KPMG board of directors from 1995 until 2000. Mr. Loughlin has gained extensive experience serving multinational pharmaceutical manufacturing and distribution companies. Mr. Loughlin is a Certified Public Accountant. He received his B.S. in accounting from St. Peter’s College. He currently serves on the board of directors, the audit and compensation committees of Celgene Corporation and Datascope Corporation.

David Sidransky, M.D., joined the Board May 2004, was elected Chairman of the Board in January 2008 and is the Chairman of our Scientific Advisory Board. Dr. Sidransky is a founder of several private biotechnology companies and has served on scientific advisory boards of numerous private and public companies, including Medimmune, Telik, Roche and Amgen. He was formerly on the board of scientific counselors at the NIDCR and a member of the Recombinant DNA advisory committee at the National Institute of Health NIH (RAC). He currently serves on the board of directors of ImClone Systems, Champions Biotechnology Inc. and Xenomics, Inc. Dr. Sidransky is on numerous editorial boards and has served as senior editor of several cancer related journals. Currently, Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine. In addition, he is Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at John Hopkins University and Hospital. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. He has over 350 peer-reviewed publications, has contributed more than 60 cancer reviews and chapters, and also has numerous issued biotechnology patents. He has been the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda Rosenthal Award by the American Association of Cancer Research. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

Paul Weiss, Ph.D., joined the Board in February 2003. Since October 2007, Dr. Weiss has been a Managing Director at Venture Investors, LLC, a Madison, Wisconsin-based venture capital group focusing on early-stage life sciences companies. Prior to joining Venture Investors, LLC, Dr. Weiss was President of the Gala Biotech business unit of Cardinal Health (now Catalent Pharma Solutions) from February 2002 until October 2007. He had served as a director on Gala’s Board from 1998 to 2001, when he joined the management team as Senior Vice President of Business Development. He later became President of Gala and remained so during the acquisition of Gala by Cardinal Health in 2003 and then the acquisition of Gala (and other Cardinal Health businesses) by The Blackstone Group in 2007. Prior to joining Gala, Dr. Weiss was Vice President of Technology and Product Licensing at 3-Dimensional Pharmaceuticals (3DP) from 1998 to 2001, which went public in 2001 and was later acquired by Johnson & Johnson. Prior to joining 3DP, Dr. Weiss was Director of Licensing for Wyeth Pharmaceuticals. Dr. Weiss holds a Ph.D. in Biochemistry and an MBA from the University of Wisconsin-Madison and a B.Sc. in Biochemistry from the Carleton University Institute of Biochemistry in Ottawa, Ontario.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Board Meetings

The Board met twelve times during the 2008 fiscal year. Other than Dr. Carter, each director attended at least 75% of the meetings of the Board and committees on which he or she served. Dr. Carter attended seven of the Company’s twelve Board meetings in the 2008 fiscal year.

Independent Directors

The Board has determined that the following directors are “independent” under Nasdaq Marketplace Rule 4200(a)(15): John P. Brancaccio, Stephen K. Carter, M.D., Donald R. Conklin, James J. Loughlin, David Sidransky, M.D. and Paul M. Weiss, Ph.D. The Board has also determined that the following directors (who are members of the Audit Committee) are “independent” in accordance with Section 10A(m)(3) of the Exchange Act: John P. Brancaccio, James J. Loughlin and Paul M. Weiss, Ph.D.

Board Committee Membership

The Board has standing Compensation, Corporate Governance and Nominating, Audit, Research and Clinical Oversight, and Commercial and Business Development Oversight Committees. The current membership of the standing committees is set forth in the following table:

Name	Compensation Committee	Corporate Governance and Nominating Committee	Audit Committee	Research and Clinical Oversight Committee	Commercial and Business Development Oversight Committee

John P. Brancaccio	**		*
Stephen K. Carter, M.D.				*
Donald R. Conklin	*				*
James J. Loughlin		*	**
David Sidransky, M.D.		**		**	*
Paul M. Weiss, Ph.D.	*	*	*	*	**

*	Member

**	Chair

Compensation Committee. All of the members of Alfacell’s Compensation Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15). In fiscal year 2008, the Compensation Committee met six times.

On June 28, 2004, the Board adopted Alfacell Corporation’s Compensation Committee Charter, a copy of which is maintained on our website at www.alfacell.com. According to its charter, the Compensation Committee shall consist of at least three members, each of whom shall be non-employee directors who have been determined by the Board to meet the independence requirements of the Nasdaq Stock Market.

The Compensation Committee Charter describes the primary functions of the Compensation Committee as follows:

•	Review and approve executive compensation on an annual basis, including the corporate goals and objectives to be used in evaluating the performance of the CEO and determining the CEO’s compensation;

•	Review trends in management compensation, oversee the development of new compensation plans and, when necessary, approve the revision of existing plans;

•	Oversee management’s decisions concerning compensation and performance for non-executive officers;

•	Review the Company’s incentive compensation and other stock-based plans and recommend change to such plans to the Board as needed;

•	Administer stock plans and benefit programs and approve any amendments to existing plans;

•	Recommend director compensation;

•	Evaluate compliance with the Company’s compensation plans and policies; and

•	Review the compensation policy for all of Alfacell’s employees.

Corporate Governance and Nominating Committee. All of the members of Alfacell’s Corporate Governance and Nominating Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15). In fiscal year 2008, the Corporate Governance and Nominating Committee met twice.

The Corporate Governance and Nominating Committee was formed by the Board for the purpose of considering future nominees to the Board. On November 28, 2007, the Board adopted Alfacell Corporation’s Corporate Governance and Nominating Committee Charter, a copy of which is maintained on our website at www.alfacell.com. According to its charter, the Corporate Governance and Nominating Committee shall be comprised of at least three directors, each of whom shall meet the independence requirements of the Nasdaq Stock Market.

The Corporate Governance and Nominating Committee Charter describes the primary functions of the Corporate Governance and Nominating Committee as follows:

•

Identify and evaluate individuals qualified to serve as members of the Board (including individuals nominated by stockholders in proposals made in writing to the Company’s Secretary that are timely received and that contain sufficient background information concerning the nominee to enable proper judgment to be made as to the nominee’s qualifications);

•

Recommend for the Board’s selection nominees for election as directors of the Company at the next annual or special meeting of stockholders at which directors are to be elected or to fill any vacancies then existing on the Board;

•	Cause to be prepared and recommend to the Board the adoption of corporate governance guidelines and from time to time, review and assess the guidelines and recommend changes for approval by the Board;

•	From time to time, review and assess the Code of Business Conduct and Ethics and recommend changes for approval by the Board;

•	Make recommendations to the Board regarding issues of management succession; and

•	Conduct annual reviews and assessments of the adequacy of the Corporate Governance and Nominating Committee Charter and recommend any proposed changes to the Board for approval.

Audit Committee. All of the members of Alfacell’s Audit Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15) and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended to date (the “Exchange Act”). Alfacell’s Board has determined that Messrs. Brancaccio and Loughlin qualify as “audit committee financial experts” as defined by Item 401(h) of Regulation S-K. In fiscal year 2008, the Audit Committee met five times.

On November 25, 2008, the Board adopted the Amended and Restated Audit Committee Charter, a copy of which is maintained on our website at www.alfacell.com. According to its charter, the Audit Committee shall be comprised of at least three directors, each of whom shall meet the independence requirements of the Nasdaq Stock Market and Section 10A(m)(3) of the Exchange Act, and each of whom shall not have participated in the preparation of the financial statements of the Company at any time during the past three years. The Audit Committee’s purpose, duties and responsibilities under its charter include those specified in the listing standards of the Nasdaq Stock Exchange for audit committees.

The Audit Committee Charter describes the primary functions of the Audit Committee as follows:

•	Appoint, evaluate and, as the Committee may deem appropriate, terminate and replace our independent registered public accounting firm;

•	Monitor the independence of our independent registered public accounting firm;

•	Determine the compensation to be paid to our independent registered public accounting firm;

•

Review with management and our independent registered public accounting firm the effect of regulatory and accounting initiatives as well as off-balance sheet structures on the Company’s financial statements;

•

Review the experience and qualifications of the Company’s senior finance executives as well as senior members of the independent registered public accounting firm team and the quality control procedures thereof;

•

Pre-approve all audit services and permitted non-audit services to be performed by our independent registered public accounting firm and establish policies and procedures for the engagement of our independent registered public accounting firm to provide permitted non-audit services;

•

Conduct annual reviews and assessments of the adequacy of the Audit Committee Charter and the continued independence of the independent registered public accounting firm and recommend any proposed changes to the Board for approval;

•	Advise the Board with respect to the Company’s policies and procedures regarding compliance with applicable laws and regulations and with the Company’s Code of Business Conduct and Ethics;

•	Review all related-party transactions for potential conflict of interest situations and approve such related-party transactions;

•	Establish procedures for the confidential and anonymous receipt, retention and treatment of complaints regarding the Company’s accounting, internal controls and auditing matters; and

•	Report to the Board on all of the foregoing matters.

Research and Clinical Oversight Committee. The Research and Clinical Oversight Committee (“Research Committee”) was established in February 2007 and is chaired by David Sidransky, M.D. All of the members of Alfacell’s Research Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).

The primary function of the Research Committee is to work closely with management and the Scientific Advisory Board to provide support and direction to the Company’s research and development programs. The Research Committee functions as an advisory committee and does not hold formal committee meetings or take formal committee actions.

Commercial and Business Development Oversight Committee. The Commercial and Business Development Oversight Committee (“Development Committee”) was established in February 2007 and is chaired by Paul Weiss, Ph.D. All of the members of Alfacell’s Development Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).

The primary function of the Development Committee is to assist management in pursuing commercial and business development opportunities for the products currently in development. The Development Committee functions as an advisory committee and does not hold formal committee meetings or take formal committee actions

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission and written representations of certain reporting persons that no other reports were required, we believe that during fiscal year 2008 all of our directors, executive officers and beneficial owners of more than 10% of any class of equity securities complied on a timely basis with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

Alfacell has adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and controller and to all its other employees. These standards are a guide to help ensure that all our employees live up to our high ethical standards. A copy of the Code of Ethics is maintained on our website at www.alfacell.com.

We intend to post on our website, any amendment to or waiver from any provision in our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the standards enumerated in the rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended July 31, 2008, the members of the Board who served on the Compensation Committee were Messrs. John P. Brancaccio, Donald R. Conklin and Paul M. Weiss, Ph.D. All such directors are independent directors and have never been officers of Alfacell. During the fiscal year ended July 31, 2008, no executive officer of Alfacell served on the compensation committee or board of directors of any other entity which had any executive officer who also served on the Compensation Committee or Board of Alfacell.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Alfacell’s compensation program is based on the philosophy that the interests of our employees should be closely aligned with those of our stockholders. The Company’s compensation program is based on the following principles:

•

Compensation opportunities should attract the best talent, motivate individuals to perform at their highest levels, reward outstanding achievement and retain the leadership and skills necessary for building long-term stockholder value;

•	Compensation should include a bonus potential which is tied directly to operating objectives; and

•

Compensation should include a long-term incentive award generally in the form of stock option grants to increase ownership in the Company and encourage executives to manage from the perspective of owners of the Company.

The Compensation Committee believes that the compensation program for executive officers should reward the achievement of the short-term and long-term objectives of the Company, and that compensation should be related to the value created for its stockholders. However, given the highly volatile nature of biotechnology company stocks it would be impracticable for the Company to tie executive compensation solely to stock performance. In making its compensation decisions, the Compensation Committee generally reviews the progress made by the individual officer in attaining his or her individual performance goals and the progress made by the Company in its drug development programs, while keeping the Company’s stock performance in mind, as well as the compensation levels of the Company’s Peer Group (as defined below). Generally, performance tied to the long-term objectives of the Company or the overall business objectives of the Company are rewarded with equity compensation, whereas performance tied to short-term goals of the Company or individual performance, as well as compensation of similarly situated executive officers of the Company’s Peer Group, is rewarded with cash compensation. As different elements of the Company’s compensation have different underlying rationale and policy, determinations the Compensation Committee made with regard to one compensation element have not influenced decisions it made with respect to other compensation elements it contemplated or awarded. For example, the factor that the named executive officers may receive a bonus if the performance objectives are satisfied and may receive additional value through their stock options if the Company’s stocks perform well has not influenced the determination as to the base salary of the named executive officers.

The Company’s compensation philosophy was last reviewed by the Board in May 2007, at which time two new compensation programs were approved by the Board, the Incentive Bonus Program and the Annual Milestones bonus program. These two bonus programs were approved by the Board because they each met the Company’s desire to reward and encourage executive officers and employees for not only causing the Company to meet its primary objectives but also to meet certain short-term objectives within a timeline prescribed by management. See “Incentive Compensation” below for details relating to these two programs.

Role of the Compensation Committee

The Compensation Committee currently consists of Messrs. John P. Brancaccio, Chairman, Donald R. Conklin, and Paul M. Weiss Ph.D. All committee members have been and currently are non-employee directors as defined under Rule 16b-3 of the Exchange Act and satisfy the director independence standards of the Nasdaq Stock Market and the definition of “outside director” under Section 162(m) of the Internal Revenue Code. No special expertise in compensation matters is required for appointment to the Compensation Committee.

The Compensation Committee is responsible for all components of the Company’s executive compensation program and for administering all stock option plans including the 2004 Stock Incentive Plan, under which stock option grants may be made to executive officers. On an annual basis, the Compensation Committee reviews and approves the corporate goals and objectives relevant to the compensation for the Company’s chief executive officer (“CEO”) and other executive officers. The Compensation Committee evaluates at least once a year, the CEO and executive officers’ performance in light of these established goals and objectives and based upon these evaluations will set the CEO’s and executive officers’ annual compensation, including salary, bonus, incentive and equity compensation. Additionally, the Compensation Committee reviews information regarding the Company’s Peer Group which has been provided by the Committee’s independent consultants, as described below.

Role of Consultants and Market Review

The Compensation Committee possesses the authority under its charter to hire advisors to provide it with information as needed in making compensation decisions. The Compensation Committee did not use a compensation consultant for fiscal year 2007. In fiscal year ended July 31, 2008, to assist the Compensation Committee in making its determinations on compensation of the named executive officers, the Committee engaged an independent compensation consulting firm, Frederic W. Cook & Co., Inc., to evaluate the competitiveness of the Company’s executive compensation. The consulting firm was independent from the management based on the following factors: (i) it does not have pre-existing relationships with any member of the management, (ii) it conducted all of its work under the direction of the Compensation Committee (iii) its interactions with management were limited to data gathering and other activities necessary to ensure a thorough and complete understanding of the Company’s current compensation programs, (iv) the Compensation Committee has the sole authority to hire or terminate the consultant, and (v) the final report of the consultant was prepared solely for the Compensation Committee. The results of the consultant’s analysis were used by the Compensation Committee as a reference and tool for the Committee’s analyses and judgment. All the decisions with respect to determining the amount or form of executive compensation were made by the Compensation Committee and reflect judgments by the Compensation Committee based in part on the information and advice provided by the consultant that it retains.

The consulting firm reviewed the Company’s executive compensation levels and compared them to those of other public companies that were considered comparable to the Company based upon the similarity of their business to the Company and their closeness in size to the Company in terms of revenue, market capitalization and other indicators of size and complexity (the “Peer Group”). The Peer Group consisted of thirteen companies: Cardium Therapeutics, Chelsea Therapeutics, EpiCept, Iomai, Micromet, Middlebrook Pharma, NovaDel Pharma, Oculus Innovative Services, Orchid Cellmark, RegeneRx Biopharma, Via Pharmaceuticals, Zila and ZioPharm Oncology. For comparison purposes, the Company’s annual EBITDA, operating income, net income and market capitalization each ranked at or above the 75th percentile of companies comprising the Compensation Peer Group, while the Company’s number of employees was below the 25th percentile. Therefore, the Compensation Committee believes that the positioning of target compensation between the 50th and 75th percentiles is appropriate to ensure competitive overall compensation necessary to attract and retain experienced executive talent, drive their performance and reward the achievement of challenging goals.

The independent consultant compared the Company’s CEO and president, chief operating officer and chief financial officer’s (“CFO”) compensation in 2007 against the Peer Group’s compensation levels as disclosed in their proxy statements with respect to similarly situated executive officers. The analysis includes the elements of the compensation such as base salary, total annual compensation (base salary plus actual and target bonus) and long-term incentives. The results of the comparison showed that (i) the Company’s base salary was below the 25th percentiles for the CEO and between 25th percentiles and median for the CFO; (ii) the Company’s target total cash compensation was between the median and 75th percentiles for the CEO and below the 25th percentile for the CFO; and (iii) the present value of long-term incentives was between the median and the 75th percentiles for the CEO and the CFO. In order to motivate the CEO and CFO to perform at their highest levels in the short term and keep the Company’s base salary level consistent and competitive with its Peer Group, in March 2008, the Compensation Committee increased the base salaries of the CEO and the CFO by approximately 27% and 19%, respectively.

Role of Management

While the Compensation Committee determines overall compensation philosophy, it relies on the CEO and executive officers to make recommendations in accordance with such compensation philosophy. The Company’s CEO and CFO provide the Board and the Compensation Committee with feedback on the performance of the Company’s non-executive officers and make compensation recommendations to the Compensation Committee for its approval. The CEO and CFO attended the Compensation Committee’s meetings to provide their perspectives on competition in the industry and the needs of the business, information regarding the Company’s performance and other advice specific to their areas of expertise. However, the CEO and CFO did not attend meetings where their respective compensation and/or performance was discussed. Once a recommendation has been approved by the Compensation Committee, it is sent to the Board for ratification. Upon ratification by the Board, the execution and administration of the recommendation may be delegated by the Compensation Committee to management as the Compensation Committee deems appropriate.

The Compensation Committee currently does not utilize standard employment agreements; provided, however, that the Company entered into the Royalty Agreement and Retirement Agreement (as such terms are defined and discussed in detail below) with Kuslima Shogen, the Company’s CEO, and an Offer letter agreement dated January 16, 2007 with Lawrence A. Kenyon, the Company’s President and CFO, filed as Exhibit 10.35 to the Company’s Form 10-Q filed with the SEC on March 12, 2007 (the “Offer Letter”).

Executive Compensation Components

Compensation for the Company’s executive officers includes the following components:

Base Salary. Fixed annual compensation that is certain as to payment and provides continuous income to meet ongoing living costs. This component is intended to ensure that Alfacell is able to retain executives capable of achieving the Company’s strategic and business objectives. The Compensation Committee reviews executive officers’ salaries annually and will make adjustments based on its expectations of that officer’s performance as compared to the officer’s actual performance and what the Compensation Committee’s expectations are for that officer’s future performance. Additionally, the Compensation Committee factors in cost of living adjustments as well as the Company’s overall performance and stock performance. In 2008, the Compensation Committee also utilized a study of market compensation levels prepared by an independent compensation consultant in order to evaluate the executive’s compensation, including base salaries. Such a study was prepared by the independent consultant, Frederic W. Cook & Co., Inc., for use by the Compensation Committee in setting base salaries for the Company’s fiscal year 2008. Such study was not used in previous years.

In March 2008, the Compensation Committee increased the annual salaries of Ms. Shogen from $236,500 to $300,000 and Mr. Kenyon from $210,000 to $250,000 for fiscal year 2008 with application retroactive to August 1, 2007 and January 1, 2008, respectively. These increases related to a comparative analysis performed by an independent consulting firm retained by the Compensation Committee as described above. Mr. Kenyon’s salary adjustment also reflected his increased responsibilities resulting from his appointment to the position of Chief Operating Officer subsequent to November 2007.

Stock Option Grants. Long-term incentive plan which offers eligible Company officers and employees incentives to put forth maximum efforts for the success of the Company’s business, to afford executive officers an opportunity to acquire a proprietary interest in the Company and to relate the compensation of officers to the value they create for the Company’s stockholders. Currently, all stock-based awards are granted under the 2004 Stock Incentive Plan, which was approved by the Board of Directors and stockholders of the Company in November 2003 and in January 2004, respectively. The 2004 Stock Incentive Plan provides for the grant of stock options and other stock-based awards to employees, officers, consultants, independent contractors and directors providing services to Alfacell and its subsidiaries as determined by the Board or by the Compensation Committee. The types of awards that may be granted under the 2004 Stock Incentive Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, other stock grants, other stock-based awards and any combination thereof. Stock options are granted based on the fair market value of a share on the date of grant of such option. The terms, time and method of the options are determined at the sole discretion of the Compensation Committee.

On March 5, 2008, the Compensation Committee granted to its Chief Executive Officer, Kuslima Shogen, stock options to purchase 250,000 shares of the Company’s stock as a bonus for the Company’s execution of a license agreement with Par Pharmaceutical, Inc. for the marketing, sales and distribution rights in the United States to the Company’s lead drug candidate, ONCONASE®. These options have an exercise price of $2.18, the closing price of the Company’s common stock on March 5, 2008, the date of the grant, and will be exercisable for a period of ten years from such date. These options vested immediately upon grant.

Incentive Compensation. The primary purpose is to align the interests of the executive officers with those of the stockholders by rewarding executive officers for creating stockholder value over the long-term. The 2004 Stock Incentive Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, and other stock grants or stock based awards.

On May 25, 2007, the Board approved an Incentive Bonus Program under the 2004 Stock Incentive Plan which would grant $375,000 in cash to the CEO and 250,000 and 100,000 in stock options with a per share exercise price of $2.13 to the CEO and CFO, respectively. However, both the payment of the cash bonus and the vesting of the stock options were conditioned upon the Company submitting, and the Food and Drug Administration (“FDA”) accepting, a New Drug Application (“NDA”) submission for ONCONASE®, within six months of reaching evaluable event 316 (patient deaths) in the ongoing Phase IIIb clinical trial, and the Company achieving certain defined financial objectives. The Company did not achieve such timeline objective; therefore, the cash bonus was not paid and the stock options were forfeited.

On May 25, 2007, the Board also approved the Annual Milestone bonus program. The Company traditionally does not provide for cash bonuses, however, the Company wanted to provide an appropriate level of encouragement and motivation to the staff for working on a daily basis to appropriately and timely complete all of the intermediate steps necessary to achieving the Company’s primary objectives of submitting the NDA and achieving the financial and timeline objectives mentioned above. The goal of the Annual Milestone bonus program is to reward employees for staying on schedule and minimizing the potential for disruption and higher costs associated with delaying work until the last possible moment. Under the Annual Milestone bonus program, the CFO and professional staff, together with management, set individual performance objectives for themselves to accomplish the intermediate steps necessary for achieving the primary objectives. The amount of the bonus is determined by how well the employee met his or her individual performance objectives based on the timeline provided for meeting the primary objectives of the Company. Under this program, bonuses are paid out from a bonus pool and management has discretion to reward employees who met or exceeded his or her individual performance objectives with a higher percentage of the bonus pool and rewarding an employee who met less than his or her individual performance objectives with a lower percentage of the bonus pool. As part of the CFO’s employment arrangements approved by the Board and under the Annual Milestone bonus program, the CFO is eligible to receive an annual bonus of up to 20% of his base salary. On March 5, 2008, the Compensation Committee approved a bonus for 2007 of $42,000 or 20% of Mr. Kenyon’s fiscal year 2007 base salary upon determination that Mr. Kenyon achieved the Company’s objectives for 2007. The CFO’s bonus target of up to 25% of the CFO’s 2008 base salary was established for fiscal year 2009 upon the achievement of specific company/individual performance objectives to be determined. The CEO is not eligible to participate in the Annual Milestone bonus program.

Other Benefits. All named executive officers are eligible to participate in the Company’s 401(k) plan, health and dental coverage, life insurance, disability insurance, paid time off and paid holidays on the same terms as are available to all employees generally. Other benefits available to named executive officers are the payment of reasonable costs of temporary housing, reasonable airfare associated with relocation and relocation assistance. The CEO receives a monthly auto allowance and the Company pays the premiums on a life insurance policy for the CEO where the Company is not the beneficiary of that life insurance policy. These awards are designed to be competitive with overall market practices, and are in place to attract and retain the personnel needed in the business.

Post-termination Agreements. The Company does not utilize post-termination agreements with its named executive officers. However, under grants awarded pursuant to the 2004 Stock Incentive Plan, the named executive officers have received Stock Option Agreements which contain provisions that allow for the awarded options to become immediately exercisable or exercisable during the six months following a change in control but in no event beyond the option period provided in the Stock Option Agreement. A change in control is deemed to occur if (i) a person, as defined by Section 13 (d) and 14 (d) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of securities representing 20% or more of the combined voting power of the Company’s then outstanding shares (except that ownership by the McCash Family Limited Partnership must be 50% to qualify as a change in control); (ii) during any 12 month period, the individuals who were, at the beginning of such period, a majority of the Board cease to be a majority of the Board; (iii) the Company’s stockholders approve a merger or consolidation with another corporation except where the Company remains in control after such merger or consolidation or where the merger or consolidation was effected to recapitalize the Company and no one person acquired more than 50% of the combined voting power of the Company; or (iv) the stockholders of the Company approve a plan of complete liquidation or enter into an agreement for the sale or disposition of all or substantially all of the assets of the Company.

Additionally, under the terms of the Stock Option Agreements to the 2004 Stock Incentive Plan, if there is a termination of service due to the death, total disability or retirement of the optionee on or after age 65 after seven years of service with the Company, then the options become fully exercisable at the time of death, total disability or retirement, as the case may be, and may be exercised by the optionee or optionee’s estate during the six months following the month of optionee’s death, total disability or retirement but in no event beyond the option period provided in the Stock Option Agreement. If there is a termination of employment due to voluntary resignation then to the extent options are exercisable as of the date of the termination, such options may be exercised within six months of the date of termination of employment. If there is termination for cause, then to the extent options are exercisable as of the date of the termination, such options may be exercised within 30 days of the date of termination. “Cause” is defined as (i) frequent and unjustifiable absenteeism other than optionee’s illness or physical or mental disability; (ii) fraud or dishonesty materially injurious to the Company; (iii) gross or willful misconduct or willful neglect to act which is committed or omitted by optionee in bad faith; (iv) gross breach of optionee’s fiduciary duties which has a materially injurious effect on the Company; (v) optionee’s conviction as a felon; or (vi) optionee’s willful or continuous neglect or refusal to perform his or her duties. If there is termination for any reason other than those described above, then to the extent options are exercisable as of the date of the termination, such options may be exercised within 12 months of the date of termination of employment.

Under grants awarded pursuant to the Company’s 1997 and 1993 Stock Option Plans, prior to a dissolution or liquidation of the Company or a merger or consolidation where the Company is not the surviving corporation, the optionee has the right to exercise all outstanding options. If the optionee terminates employment, then to the extent options are exercisable as of the date of termination, such options may be exercised within 190 days of the date of termination of employment. If the Board determines that the optionee engaged in activities or employment contrary to the best interest of the Company, then the Board can cancel the options within 190 days of the termination of employment. If an optionee dies while still in service to the Company, then to the extent options are exercisable as of the date of death, such options may be exercised.

The rationale for the acceleration of the options under the 2004 Stock Incentive Plan, and the 1997 and 1993 Stock Option Plans upon a change in control of the Company is to ensure that officers are motivated to pursue the maximum value for stockholders and to encourage officers to remain with the Company after a change in control has occurred.

Kuslima Shogen, the Company’s CEO and scientific founder, will retire from the Company on or before March 31, 2009. On April 25, 2008, Alfacell entered into a retirement agreement with Ms. Shogen which was filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 28, 2008 (the “Retirement Agreement”). Under the terms of the Retirement Agreement, Ms. Shogen will be entitled to receive her current annual salary of $300,000 and participate in all benefit plans available for the Company’s executives through her retirement date, which will occur on or before March 31, 2009 (the “Termination Date”). Ms. Shogen will receive retirement payments of $300,000 for each of the two years after the Termination Date. The options to purchase the Company’s common stock currently held by Ms. Shogen will remain exercisable after Ms. Shogen’s retirement in accordance with their terms. No change was made to the terms of such existing options under the Retirement Agreement, except the Compensation Committee of the Company’s Board of Directors amended the Company’s 1993 Stock Option Plan and 1997 Stock Option Plan to allow such options to be transferred by Ms. Shogen to members of her family. The Compensation Committee has agreed to give Ms. Shogen the ability to transfer her existing options granted under the 2004 Stock Incentive Plan (the “Plan”) to members of her family. If Ms. Shogen elects COBRA continuation coverage after the Termination Date, the Company will pay for Ms. Shogen’s COBRA insurance continuation premiums until the earliest of the second anniversary of the Termination Date, the date Ms. Shogen is no longer eligible for COBRA insurance overage under applicable law or the date on which Ms. Shogen becomes eligible for Medicare. In the event Ms. Shogen becomes ineligible for COBRA coverage under the Company’s insurance plans for any reason other than her death prior to the second anniversary of the Termination Date, the Company will make a lump sum cash payment to Ms. Shogen equal to the amount of the premiums the Company would have had to pay to maintain Ms. Shogen’s coverage under the Company’s insurance plans had Ms. Shogen remained eligible for coverage under such plans for the period commencing on the date Ms. Shogen became ineligible for such coverage and ending on the second anniversary of the Termination Date. Pursuant to the terms of the Retirement Agreement, Ms. Shogen has also agreed to terminate the Royalty Agreement dated July 24, 1991, as amended on April 16, 2001 by and between the Company and Ms. Shogen and filed as Exhibit 10.37 to the Company’s Form 10-Q filed with the SEC on March 12, 2007 (the “Royalty Agreement”). The terms of the Royalty Agreement are described in Note 12 to the Financial Statements on pages F-44 through F-45 of the Original Form 10-K. In exchange for termination of the Royalty Agreement, the Company will make the following payments and awards to Ms. Shogen:

▪

A lump sum payment of $500,000 to be made within ten business days of the date of the Retirement Agreement, from which Alfacell will be entitled to deduct the amount of the outstanding principal and accrued interest of $187,410 owed by Ms. Shogen to Alfacell as of the date of the Retirement Agreement.

▪

If the NDA for ONCONASE® for the treatment of malignant mesothelioma is approved by the FDA, Ms. Shogen will receive a one time payment equal to 5% of the initial milestone payment payable to the Company by Par Pharmaceutical Inc. (“Par”) pursuant to the License Agreement dated as of January 14, 2008 by and between the Company and Par (the “License Agreement”).

▪	If the NDA is approved by the FDA, Ms. Shogen will also receive a payment of $350,000 on each of the first and second anniversaries of the date of such approval for a total payment of $700,000.

▪

An option (the “Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock under the Plan at an exercise price equal to the fair market value of the common stock as of the date of the Retirement Agreement as determined under the Plan. The Option has a term of ten years and will become exercisable only upon the approval of the NDA by the FDA. As the result of the option to purchase 250,000 shares of common stock granted under the Plan to Ms. Shogen on March 5, 2008 in connection with the Company’s execution of the License Agreement and in order to enable the Company to grant this Option to Ms. Shogen, the Board of Directors amended the annual award limitation for a participant in the Plan for 2008 as it relates to Ms. Shogen from 1,000,000 shares to 1,250,000 shares.

▪

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

The following table summarizes the estimated value of the stock options for each named executive officer derived from the terms of the 2004 Stock Incentive Plan, the 1997 Stock Option Plan and the 1993 Stock Option Plan assuming that a triggering event took place on the last business day of our most recently completed fiscal year, July 31, 2008 and that the price per share of our common stock is the closing market price as of that date.

Name	Death or Total Disability(1)	Voluntary Termination or Termination for Cause(1)	Change in Control(1)

Kuslima Shogen	$27,370	$27,370	$27,370

Lawrence A. Kenyon	$0	$0	$0

(1)

These amounts represent the aggregate in-the-money value of stock options which would become vested as a direct result of the termination event or change in control before the applicable stated vesting date. The stated vesting date is the date at which an award would have vested absent such termination event or change in control. This calculation of value does not attribute any additional value to stock options based on their remaining terms and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or change in control. These amounts represent the intrinsic value of stock options, based on a closing stock price of $0.59 on July 31, 2008.

Pension Plans. The Company does not have pension plans for its employees, executive officers or directors.

Non-Qualified Deferred Compensation Plans. The Company does not have non-qualified deferred compensation plans for its employees, executive officers or directors.

Tax and Accounting Considerations

Deductibility of Executive Compensation. In making compensation decisions affecting the executive officers, the Compensation Committee considers the Company’s ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Compensation Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers. Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule. The Compensation Committee cannot assure that it will be able to fully deduct all amounts of compensation paid to persons who are named executive officers in the future. Further, because the Compensation Committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m). The cash compensation that the Company paid to each of its named executive officers during 2007 was below $1 million. We believe that stock options granted to named executive officers under the 1997 Stock Option Plan and the 2004 Stock Incentive Program would qualify as “performance-based compensation” and therefore are Section 162(m) qualified.

Accounting for Stock Based Compensation. On August 1, 2005, the Company adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), to account for all stock grants under all of its stock plans.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 2008, 2007 and 2006 with respect to the person serving as Alfacell’s Chief Executive Officer and the person serving as Alfacell’s only other executive officer, the President and CFO, during the year ended July 31, 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensa- tion		Non- Qualified Deferred Compensa- tion Earnings ($)	All Other Compen- sation(2)		Total ($)

Kuslima Shogen Chief Executive Officer(3)	2008	$278,877		—		$2,305,000		$500,000	(4)	—	$25,514	(5)	$3,109,391
	2007	$233,688		—		$565,460		—		—	$24,026	(6)	$823,174
	2006	$215,000		—		$128,253	(7)	—		—	$21,294	(8)	$364,547

Lawrence A. Kenyon President, Chief Financial Officer, Corporate Secretary	2008	$215,231		$42,000		—		—		—	$6,990		$264,221
	2007	$104,192	(9)	—		$666,875		—		—	$38,157	(10)	$809,224

(1)

These amounts represent the dollar amount recognized for financial statement reporting purposes the grant date fair value of stock options granted to the named executive officers in accordance with SFAS No. 123R. The grant date fair value was estimated using the Black-Scholes stock option pricing model in accordance with SFAS No. 123R. Pursuant to the SEC rules, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Valuation assumptions used in the calculation are as disclosed in the Annual Report on the Original Form 10-K for the year ended July 31, 2008.

(2)	Excludes perquisites and other personal benefits that in the aggregate do not exceed $10,000. These amounts consist of Alfacell’s annual contributions to a 401(k) plan unless otherwise noted.

(3)	Ms. Shogen will retire from the Company on or before March 31, 2009.

(4)	This amount represents a lump sum payment as part of Ms. Shogen’s Retirement Agreement in exchange for the termination of the Royalty Agreement.

(5)

This amount consists of Alfacell’s annual contribution to a 401(k) plan totaling $9,999, a monthly auto allowance totaling $12,997 for fiscal year 2008 and premiums paid by the Company on a life insurance policy on Ms. Shogen totaling $2,518. The Company is not the beneficiary of the life insurance policy.

(6)

This amount consists of Alfacell’s annual contribution to a 401(k) plan totaling $6,738, a monthly auto allowance totaling $13,000 for fiscal year 2007 and premiums paid by the Company on a life insurance policy on Ms. Shogen totaling $4,288. The Company is not the beneficiary of the life insurance policy.

(7)	This amount does not include $187,425 of options awards which were forfeited because performance-based vesting conditions were not met within the time frame required by the option awards.

(8)

This amount consists of Alfacell’s annual contribution to a 401(k) plan totaling $4,891, a monthly auto allowance totaling $13,000 for fiscal year 2006 and premiums paid by the Company on a life insurance policy on Ms. Shogen totaling $3,403. The Company is not the beneficiary of the life insurance policy.

(9)	Represents salary for period commencing on January 16, 2007, Mr. Kenyon’s first day of employment with the Company, through July 31, 2007.

(10)

As part of Mr. Kenyon’s employment arrangements approved by the Board, the Company provided for moving expenses totaling $9,146 and cost of travel between his home state and New Jersey for a period of 12 months totaling $29,011. Alfacell made no contributions to Mr. Kenyon’s 401(k) plan during the fiscal year ended July 31, 2007.

Grants of Plan-Based Awards in Fiscal Year 2008

The following table contains information concerning the grant of stock options under equity and non-equity incentive plans to the Named Executive Officers during the fiscal year ended July 31, 2008:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)

Name	Grant Date	Thresh -old ($)	Target ($)	Maximum ($)		Award Unit	Thr esh- old(1) ($)	Target(2) ($)	Maxi- mum(1) ($)

Kuslima Shogen	3/05/08	n/a(4)	n/a	n/a	(4)						250,000	$2.18	$405,000
	4/25/08			$1,312,000	(5)	1,000,000	—	$2,000,000					$1,900,000

Lawrence A. Kenyon	3/05/08	n/a(6)	(7)	$62,500	(8)

(1)

Under the terms of the grant, there is no threshold or maximum as the grants will only vest upon the meeting of the primary objectives described in the Incentive Bonus Program. The primary objectives of the Incentive Bonus Program have not yet been met, therefore no vesting of these options has occurred.

(2)	The target amounts were calculated based on the number of options awarded multiplied by the exercise price of $2.00 per share.

(3)

These amounts represent the dollar amount recognized for financial statement reporting purposes the grant date fair value of stock options granted to the Named Executive Officers in fiscal year 2008. The grant date fair value of the stock options was estimated using the Black-Scholes stock option pricing model in accordance with SFAS No. 123R. Valuation assumptions used in the calculation are as disclosed in the Annual Report on Original Form 10-K for the year ended July 31, 2008.

(4)

Under the terms of the Incentive Bonus Program, there is no threshold or maximum as the cash bonus to the CEO will only be paid upon the meeting of the primary objectives described in the Incentive Bonus Program. The primary objectives of the Incentive Bonus Program have not yet been met, therefore there has been no payout of the cash bonus.

(5)

The maximum amount represents the salary continuation and benefits for two years amounting to $612,000 and the approval of the NDA for ONCONASE® by the FDA for a total of $700,000 as per Retirement Agreement.

(6)

There is no threshold amount provided in the terms of the Annual Milestone bonus program. The cash bonus is tied to the meeting of the individual performance objectives set for the CFO under the Annual Milestone bonus program.

(7)

The cash bonus is tied to the meeting of the individual performance objectives set for the CFO under the Annual Milestone bonus program. Mr. Kenyon’s bonus for fiscal year 2008 has not yet been determined under the Annual Milestone bonus program.

(8)

As part of his employment arrangements approved by the Board, Mr. Kenyon is entitled to a bonus of up to 25% of his fiscal year 2008 base salary. The cash bonus is tied to the meeting of the individual performance objectives to be set for the CFO under the Annual Milestone bonus program.

Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth the information with respect to the Named Executive Officers concerning the exercisable and unexercisable stock option awards held as of July 31, 2008(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Kuslima Shogen	23,000	—		—		$0.85	8/21/09
	23,000	—		—		$0.49	10/4/09
	23,000	—		—		$0.49	10/4/10
	23,000	—		—		$0.26	10/17/09
	23,000	—		—		$0.26	10/17/10
	23,000	—		—		$0.26	10/17/11
	30,000	—		—		$1.58	09/19/09
	30,000	—		—		$1.58	09/19/10
	30,000	—		—		$1.58	09/19/11
	30,000	—		—		$1.58	09/19/12
	150,000	—		—		$8.10	04/29/09
	250,000	—		—		$6.73	09/12/14
	66,666	33,334	(2)	—		$1.61	11/17/15
	48,000	72,000	(3)	—		$1.29	10/05/16
	—			250,000	(4)	$2.13	05/25/17
	250,000					$2.18	03/05/18
				1,000,000	(5)	$2.00	04/25/18
Lawrence A. Kenyon	150,000	225,000	(6)	—		$1.55	01/16/17
	—			100,000	(4)	$2.13	05/25/17

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.

(2)	These options will vest and become exercisable on November 17, 2008.

(3)

24,000 options vested and became exercisable on October 5, 2008 and equal installments of 24,000 options will vest and become exercisable annually on each of October 5, 2009 and October 5, 2010 provided that Ms. Shogen remains an employee of the Company until such time.

(4)

These performance units were contingent upon the meeting of the conditions set out in the Incentive Bonus Program. The conditions were not met therefore these options were forfeited as of October 3, 2008.

(5)	These performance units are contingent upon the meeting of the conditions set out in the Retirement Agreement.

(6)	Equal installments of 75,000 options will vest and become exercisable on each of January 16, 2009 through January 16, 2011.

Option Exercises and Stocks Vested

The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 2008:

	Option Awards(1)

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)

Kuslima Shogen	191,000	$322,030
Lawrence A. Kenyon(3)	—	—

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.

(2)	The value realized on exercise was computed based on the market price on the date of exercise minus the exercise price.

(3)	Mr.Kenyon did not exercise any options during fiscal year 2008.

Non-Employee Directors’ Compensation

In May 1997 and in December 1997, the Board and the stockholders, respectively, approved our 1997 Stock Option Plan, which, among other things, provides for automatic grants of options under a formula to non-employee directors who are independent directors for purposes of this plan on an annual basis. The formula provides that (i) on each December 31st each independent director automatically receives an option to purchase 15,000 shares of our Common Stock (the “Regular Grant”); and (ii) on the date of each independent director’s initial election to the Board, the newly elected independent director automatically receives an option to purchase the independent director’s pro rata share of the Regular Grant which equals the product of 1,250 multiplied by the number of whole months remaining in the calendar year (the “Pro-rata Grant”). Each option granted pursuant to a Regular Grant and a Pro-rata Grant vests and becomes exercisable on the first December 30th following the date of grant. An option will not become exercisable as to any shares unless the independent director has served continuously on the Board during the year preceding the date on which such options are scheduled to vest and become exercisable, or from the date the independent director joined the Board until the date on which the options are scheduled to vest and become exercisable. However, if an independent director does not fulfill such continuous service requirement due to the independent director’s death or disability, all options held by the independent director nonetheless vest and become exercisable as described herein. An option granted pursuant to the formula remains exercisable for a period of five years after the date the option first becomes exercisable. The per share exercise price of an option granted under the formula is equal to the closing price of our Common Stock on the date of grant.

In February 2007, the Board adopted a non-employee director compensation policy whereby each member of the Board who was not an employee of Alfacell will receive $15,000 per year in consideration of the member’s serving on the Board, payable in four equal quarterly installments. In addition, each non-employee director will granted an annual retainer of 20,000 options on the last trading day of December for each year under the 2004 Stock Incentive Plan. The Chairman of the Board will received an option bonus equal to the number of options received by the Chairman for his board and committee memberships. Committee chairpersons receive 10,000 options for each committee chaired while each committee member receives 5,000 options for each committee on which he serves. The exercise price of the options will be equal to the closing price of the Common Stock on the date of the grant. The options will vest on the first anniversary of the date of the grant provided that the option holder remains a director as of such anniversary date and the options will terminate on the sixth anniversary of the date of the grant.

Under our director compensation policies, directors who also serve as executive officers do not receive additional compensation for their service on our Board.

The exercise price and vesting schedules for the regular and discretionary option grants described above are set forth in the table titled “Directors’ Stock Options” below. The total compensation paid to independent directors for their service as directors of the Company for fiscal year 2008 is set forth in the table titled “Directors’ Compensation” below.

During the fiscal year ended July 31, 2008, the following independent or non-employee directors were compensated as follows for their service as directors of the Company:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards(2) ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

John P. Brancaccio	$15,000	—	$36,435	—	—	—	$51,435
Stephen K. Carter, M.D.	$15,000	—	$26,025	—	—	—	$41,025
Donald R. Conklin	$15,000	—	$31,230	—	—	—	$46,230
James J. Loughlin	$15,000	—	$36,435	—	—	—	$51,435
David Sidransky, M.D.	$15,000	—	$93,690	—	—	—	$108,690
Paul Weiss, Ph.D.	$15,000	—	$52,050	—	—	—	$67,050

(1)	These amounts represent the $15,000 annual retainer paid in equal quarterly installments for services as director.

(2)

These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to non-employee directors for fiscal year 2008. The grant date fair value of the options was estimated using the Black-Scholes stock option pricing model in accordance with SFAS No. 123R. Valuation assumptions used in the calculation are as disclosed in the Annual report on Original Form 10-K for the year ended July 31, 2008.

Directors’ Stock Options

During the fiscal year ended July 31, 2008, the following independent or non-employee directors were granted options under Alfacell’s 2004 Stock Incentive Plan as described above:

Name	Number of Options Granted(1)		Exercise Price of Options Granted

John P. Brancaccio	35,000	(2)	$1.72

Stephen K. Carter, M.D.	25,000	(3)	$1.72

Donald R. Conklin	30,000	(4)	$1.72

James J. Loughlin	35,000	(5)	$1.72

David Sidransky, M.D.	90,000	(6)	$1.72

Paul M. Weiss, Ph.D.	50,000	(7)	$1.72

(1)

All the options listed here were granted on December 31, 2007, vest on December 31, 2008, provided that the option holder continuously remains a director until such time, and expire on December 31, 2013. The exercise price of these options was the closing price of the Company’s Common Stock on the date of the grant.

(2)	Mr. Brancaccio’s options are the result of his serving on the Audit Committee and as Chairman of the Compensation Committee.

(3)	Dr. Carter’s’ options are the result of his serving on the Research and Clinical Oversight Committee.

(4)	Mr. Conklin’s options are the result of his serving on the Compensation Committee and Commercial and Business Development Oversight Committee.

(5)	Mr. Loughlin’s options are the result of his serving on the Corporate Governance and Nominating Committee and as Chairman of the Audit Committee.

(6)

Dr. Sidransky’s options are the result of his serving as Chairman of the Board, Chairman of the Corporate Governance and Nominating Committee, Chairman of the Research and Clinical Oversight Committee and a member of the Commercial and Business Development Oversight Committee.

(7)

Dr. Weiss’ options are the result of his serving on the Compensation Committee, the Corporate Governance and Nominating Committee, the Audit Committee, the Research and Clinical Oversight Committee and as Chairman of the Commercial and Business Development Oversight Committee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the independent or non-employee directors concerning exercisable and unexercisable stock options held as of July 31, 2008(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

John P. Brancaccio	13,750		—		$3.74	12/30/09
	20,000		—		$4.38	12/30/10
	20,000		—		$1.89	12/30/11
	20,000		—		$1.60	12/30/12
	15,000		—		$1.49	02/08/13
	—		35,000	(2)	$1.72	12/31/13
Stephen K. Carter,	15,000		—		$0.39	12/30/08
M.D.	15,000		—		$3.78	12/30/09
	20,000		—		$4.38	12/30/10
	20,000		—		$1.89	12/30/11
	20,000		—		$1.60	12/30/12
	5,000		—		$1.49	02/08/13
	—		25,000	(2)	$1.72	12/31/13
Donald R. Conklin	15,000		—		$0.39	12/30/08
	15,000		—		$3.78	12/30/09
	20,000		—		$4.38	12/30/10
	20,000		—		$1.89	12/30/11
	20,000		—		$1.60	12/30/12
	10,000		—		$1.49	02/08/13
	—		30,000	(2)	$1.72	12/31/13
James J. Loughlin	13,750		—		$3.74	12/30/09
	20,000		—		$4.38	12/30/10
	20,000		—		$1.89	12/30/11
	20,000		—		$1.60	12/30/12
	15,000		—		$1.49	02/08/13
	—		35,000	(2)	$1.72	12/31/13
David Sidransky,	30,000	(3)	—		$3.46	11/10/08
M.D.	8,750		—		$8.18	12/30/09
	20,000		—		$4.38	12/30/10
	20,000		—		$1.89	12/30/11
	20,000		—		$1.60	12/30/12
	70,000		—		$1.49	02/08/13
	—		90,000	(2)	$1.72	12/31/13
Paul M. Weiss,	25,000	(3)	—		$3.46	11/10/08
Ph.D.	12,500		—		$0.71	12/30/08
	15,000		—		$3.78	12/30/09
	20,000		—		$4.38	12/30/10
	20,000		—		$1.89	12/30/11
	20,000		—		$1.60	12/30/12
	30,000		—		$1.49	02/08/13
			50,000	(2)	$1.72	12/31/13

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.

(2)	These options vest on December 31, 2008, provided that the option holder continuously remains a director as of December 31, 2008.

(3)	These options expired on November 10, 2008.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

This report is respectfully submitted by the members of the Compensation Committee of the Board.

John P. Brancaccio, Chairman Donald R. Conklin Paul M. Weiss, Ph.D.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner or identity of group	Amount and Nature of Beneficial Ownership		Percent of shares outstanding(1)

McCash Family Limited Partnership N3810 S. Grand Oak Drive Iron Mountain, MI 49801	8,689,582	(2)	16.5%

James O. McCash, and the James O. McCash Trust N3820 S. Grand Oak Drive Iron Mountain, MI 49801	2,910,820	(3)	6.1%

Knoll Capital Management LP, Fred Knoll and Europa International, Inc.(4) 666 Fifth Avenue, Suite 3702 New York, NY 10103	5,307,927	(5)	10.9%

(1)

The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of the date of the calculation (including the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of the date as of the calculation or which will become exercisable within 60 days after the date of such calculation) by (ii) the sum of (A) the number of shares of Common Stock outstanding as of the date of the calculation, plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of the date of the calculation or which will become exercisable within 60 days after the date of such calculation.

(2)

Includes 5,268,020 shares subject to warrants which are currently exercisable or will become exercisable within 60 days of October 31, 2008. The information concerning the stock ownership of the McCash Family Limited Partnership was obtained from the Schedule 13D/A filed with the SEC on January 8, 2007 and other information known to the Company.

(3)

The information concerning the stock ownership of the James O. McCash, and the James O. McCash Trust was obtained from the Schedule 13G/A filed with the SEC on February 5, 2008 and other information known to the Company.

(4)

The information concerning the stock ownership of Knoll Capital Management LP, Fred Knoll and Europa International, Inc. was obtained from the Schedule 13G/A filed with the SEC on February 11, 2008 and other information known to the Company.

(5)	Includes 1,613,572 shares subject to warrants which are currently exercisable or will become exercisable within 60 days of October 31, 2008.

The table below shows the amount of Alfacell Common Stock beneficially owned (unless otherwise indicated) by Alfacell’s directors and the Named Executive Officers listed in the Summary Compensation Table individually, and Alfacell’s directors and Named Executive Officers as a group. All information is as of October 31, 2008.

Security Ownership of Management

Name and address of beneficial owner or identity of group(1)	Position	Amount and Nature of Beneficial Ownership(2)		Percent of shares outstanding(3)

Kuslima Shogen	Chief Executive Officer and Director	1,814,445	(4)	3.8%

John P. Brancaccio	Director	95,050	(5)	*

Stephen K. Carter, M.D.	Director	110,000	(6)	*

Donald R. Conklin	Director	485,500	(7)	1.0%

Lawrence A. Kenyon	President, Chief Financial Officer, Corporate Secretary and Director	175,000	(8)	*

James J. Loughlin	Director	98,750	(9)	*

David Sidransky, M.D.	Chairman of the Board	213,750	(10)	*

Paul M. Weiss, Ph.D.	Director	182,590	(11)	*

All Named Executive Officers and directors as a group (8 persons)		3,175,085	(12)	6.5%

*	Represents less than 1% of Alfacell’s outstanding Common Stock.

(1)

Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them. The address of all Named Executive Officers and directors is c/o Alfacell Corporation, 300 Atrium Drive, Somerset, New Jersey, 08873.

(2)

All shares listed are Common Stock. Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(1) under the Exchange Act, and the beneficial owner has sole voting and investment power, subject to community property law where applicable.

(3)

The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of October 31, 2008 (including the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of the date as of the calculation or which will become exercisable within 60 days after the date of such calculation) by (ii) the sum of (A) the number of shares of Common Stock outstanding as of October 31, 2008 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of October 31, 2008 or which will become exercisable within 60 days after October 31, 2008.

(4)	Includes 1,080,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(5)	Includes 88,750 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(6)	Includes 95,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(7)	Includes 100,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(8)	Includes 150,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(9)	Includes 88,750 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(10)	Includes 168,750 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(11)

Includes 6,535 shares of Common Stock owned by Mr. Weiss’ wife and 142,500 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 31, 2008.

(12)	Includes all shares owned beneficially by the directors and the executive officers named in the table.

The following table provides information as of July 31, 2008 on our equity based compensation plans that may be issued upon the exercise of stock options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,353,067	$2.69	3,926,983

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company recognizes that related party transactions can create the appearance that Company decisions are made based on factors other than the Company’s best interest or the best interest of the Company’s stockholders. Related party transactions can also create potential or actual conflicts of interest between the Company and the related party. For purposes of Item 404 of Regulation S-K, related person transactions are transactions which exceed $120,000 in the aggregate or 1% of the average of the Company’s total assets at year end for the last three completed fiscal years, to which the Company and a related party with a direct or indirect material interest, participated. The Company’s Code of Business Conduct and Ethics requires that any such related party transactions be specifically approved by the Company’s Ethics Officer. In addition directors, officers and employees must notify the Ethics Officer or the Chair of the Audit Committee of the existence of any actual or potential conflicts of interest. The Audit Committee performs a review of related party transactions as part of its review of the Annual Report on Original Form 10-K.

The Company was a party to the following transactions in which the amount involved exceeded $120,000 and in which any executive officers, directors, holders of more than 5% of our capital stock and members of such person’s immediate families had or will have a direct or indirect material interest.

Amounts due from a loan to the Company’s CEO totaling $180,397 were repaid in full plus interest in April 2008. The Company earned 8% interest on the unpaid principal balance in the amount of approximately $7,000 for fiscal year ended July 31, 2008 and $9,500 in each of the fiscal years ended July 31, 2007 and 2006. This loan was made prior to July 30, 2002 and has not since been materially modified.

In addition, see the discussion of the Retirement Agreement and arrangements related thereto by and between the Company and the Company’s CEO, Kuslima Shogen, set forth above in the Post-Termination Agreement subsection of the “Compensation and Discussion Analysis”.

Director Independence

Please see the sections entitled Independent Directors and Board Committee Membership in Item 10 “Directors, Executive Officers and Corporate Governance” above for disclosures on Board independence and committee membership.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee Charter, all audit and audit-related work and all non-audit work performed by the independent registered public accounting firm, J.H. Cohn LLP, is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

Audit Fees

Audit fees paid by Alfacell to J.H. Cohn LLP for the audit of the financial statements, internal control over financial reporting, and management’s assessment of internal control over financial reporting included in Alfacell’s Annual

Report on the Original Form 10-K, auditors’ review of the financial statements included in Alfacell’s Quarterly Reports on Form 10-Q, work related to Alfacell’s registration statements and consultation on accounting topics for the years ended July 31, 2008 and July 31, 2007 totaled approximately $167,000 and $164,000, respectively.

Audit-related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.

(a)(3)	All exhibits filed by the Company in its Original Form 10-K are incorporated herein by reference.

The following exhibits are filed as a part of this report

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFACELL CORPORATION

Dated: November 26, 2008	By:	/s/ KUSLIMA SHOGEN
Kuslima Shogen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 26, 2008	/s/ KUSLIMA SHOGEN

Kuslima Shogen, Chief Executive Officer (Principal Executive Officer)

Dated: November 26, 2008	/s/ LAWRENCE A. KENYON

Lawrence A. Kenyon, President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 26, 2008	/s/ DAVID SIDRANSKY

David Sidransky, M.D., Chairman of the Board

Dated: November 26, 2008	/s/ JOHN P. BRANCACCIO

John P. Brancaccio, Director

Dated: November __, 2008

Stephen K. Carter, M.D., Director

Dated: November 26, 2008	/s/ DONALD R. CONKLIN

Donald R. Conklin, Director

Dated: November 26, 2008	/s/ JAMES J. LOUGHLIN

James J. Loughlin, Director

Dated: November 26, 2008	/s/ PAUL M. WEISS

Paul M. Weiss, Ph.D., Director