Form 10-Q
period 2009-04-30
ALFACELL CORP
filed 2009-06-09
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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

The number of shares of Common Stock, $.001 par value, outstanding as of June 8, 2009 was 47,313,880 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED BALANCE SHEETS
April 30, 2009 and July 31, 2008

	April 30, 2009 (Unaudited)	July 31, 2008 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$646,488	$4,661,656
Prepaid expenses	85,043	165,259
Total current assets	731,531	4,826,915
Property and equipment, net of accumulated depreciation and amortization of $369,008 at April 30, 2009 and $342,031 at July 31, 2008	116,144	143,121
Other assets	350,000	350,000
Total assets	$1,197,675	$5,320,036

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$989,381	$1,252,478
Accrued clinical trial expenses	569,191	882,386
Accrued professional service fees	334,258	511,779
Accrued compensation expense	367,518	227,803
Current portion of obligations under capital lease	4,070	3,453
Other accrued expenses	5,637	4,135
Total current liabilities	2,270,055	2,882,034
Other liabilities:
Obligations under capital lease, net of current portion	13,806	16,940
Accrued retirement benefits	280,500	510,000
Deferred rent	286,620	267,668
Deferred revenue	5,200,000	5,200,000
Total other liabilities	5,780,926	5,994,608
Total liabilities	8,050,981	8,876,642

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at April 30, 2009 and July 31, 2008	–	–
Common stock $.001 par value. Authorized 100,000,000 shares at April 30, 2009 and July 31, 2008; issued and outstanding 47,313,880 shares and 47,276,880 shares at April 30, 2009 and July 31, 2008, respectively	47,314	47,277
Capital in excess of par value	101,645,146	100,788,973
Deficit accumulated during development stage	(108,545,766)	(104,392,856)
Total stockholders’ deficiency	(6,853,306)	(3,556,606)
Total liabilities and stockholders’ deficiency	$1,197,675	$5,320,036

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended April 30, 2009 and 2008,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2009

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2009	2008	2009	2008	April 30, 2009
Sales	$-	$-	$-	$-	$553,489

Operating expenses:
Cost of sales	-	-	-	-	336,495
Research and development	361,766	2,704,980	3,187,000	6,354,271	72,500,532
General and administrative	333,949	2,386,992	2,127,658	5,032,243	40,660,426
Total operating expenses	695,715	5,091,972	5,314,658	11,386,514	113,497,453

Loss from operations	(695,715)	(5,091,972)	(5,314,658)	(11,386,514)	(112,943,964)

Investment income	1,000	67,028	25,083	193,598	2,301,531
Other income	-	-	-	-	99,939
Interest:
Related parties, net	-	-	-	-	(1,147,547)
Others	(1,021)	(1,195)	(3,202)	(2,452)	(2,880,981)

Loss before state tax benefit	(695,736)	(5,026,139)	(5,292,777)	(11,195,368)	(114,571,022)

State tax benefit	-	-	1,139,867	1,755,380	6,025,256

Net loss	$(695,736)	$(5,026,139)	$(4,152,910)	$(9,439,988)	$(108,545,766)
Loss per basic and diluted common share	$(0.01)	$(0.11)	$(0.09)	$(0.20)

Weighted average number of shares outstanding	47,313,880	47,122,191	47,312,744	46,802,187

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period from July 31, 2008 to April 30, 2009

(Unaudited)

	Common Stock		Capital In	Deficit Accumulated During	Total
	Number of Shares	Amount	Excess of par Value	Development Stage	Stockholders’ Deficiency

Balance at July 31, 2008	47,276,880	$47,277	$100,788,973	$(104,392,856)	$(3,556,606)

Exercise of stock options and warrants	37,000	37	13,183	—	13,220
Share-based compensation	—	—	842,990	—	842,990
Net loss	—	—	—	(4,152,910)	(4,152,910)

Balance at April 30, 2009	47,313,880	$47,314	$101,645,146	$(108,545,766)	$(6,853,306)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2009 and 2008,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2009

(Unaudited)
	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2009	2008	April 30, 2009
Cash flows from operating activities:
Net loss	$(4,152,910)	$(9,439,988)	$(108,545,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of marketable equity securities	-	-	(25,963)
Depreciation and amortization	26,977	37,836	1,737,468
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Share-based compensation	842,990	2,868,570	13,774,506
Amortization of deferred rent	18,952	116,846	188,656
Amortization of debt discount	-	-	594,219
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	80,216	(75,059)	(144,910)
Decrease in loan receivable, related party	-	180,397	96,051
Decrease (increase) in other assets	-	35,000	(350,000)
Increase in interest payable-related party	-	-	744,539
(Decrease) increase in accounts payable	(263,097)	904,043	1,496,016
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued retirement benefits	(500)	612,000	611,500
(Decrease) increase in accrued expenses	(578,499)	21,497	1,664,487
Increase in deferred revenue	-	5,100,000	5,200,000
Net cash (used in) provided by operating activities	(4,025,871)	361,142	(69,119,162)
Cash flows from investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	-	(32,315)	(1,605,066)
Patent costs	-	-	(97,841)
Net cash used in investing activities	-	(32,315)	(1,676,944)

                                                                                                                            (continued)
See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Nine months ended April 30, 2009 and 2008,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2009

(Unaudited)
	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2009	2008	April 30, 2009
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Payment of capital lease obligation	(2,517)	(2,633)	(5,902)
Proceeds from issuance of common stock, net	-	-	53,102,893
Proceeds from exercise of stock options and warrants, net	13,220	549,540	14,080,850
Proceeds from issuance of convertible debentures, related party	-	-	297,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	10,703	546,907	71,442,594
Net increase (decrease) in cash and cash equivalents	(4,015,168)	875,734	646,488
Cash and cash equivalents at beginning of period	4,661,656	6,968,172	-
Cash and cash equivalents at end of period	$646,488	$7,843,906	$646,488
Supplemental disclosure of cash flow information – interest paid	$3,202	$2,452	$1,721,035
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725

 (continued)
 See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Concluded

Nine months ended April 30, 2009 and 2008,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2009

(Unaudited)

	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2009	2008	April 30, 2009
Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Issuance of warrants with notes payable	$-	$-	$594,219
Acquisition of equipment through capital lease obligation	$-	$23,778	$23,778

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.            ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation (“Alfacell” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of the management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2009, the results of its operations for the three and nine months ended April 30, 2009 and 2008, and the period from August 24, 1981 (date of inception) to April 30, 2009, the changes in stockholders’ deficiency for the nine months ended April 30, 2009, and its cash flows for the nine month periods ended April 30, 2009 and 2008, and the period from August 24, 1981 (date of inception) to April 30, 2009.  The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of operating results for fiscal year 2009 or future interim periods.  The July 31, 2008 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008, filed with the Securities and Exchange Commission.

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

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  The Company is devoting substantially all of its present efforts to establishing its business.  Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

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

2.            LIQUIDITY

The Company has reported net losses of approximately $696,000 and $4,153,000 for the three and nine months ended April 30, 2009, respectively, and $12,321,000, $8,755,000 and $7,810,000 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.  As of April 30, 2009, the Company had a working capital deficit of approximately $1,539,000 and cash and cash equivalents of approximately $646,000.  The loss from date of inception, August 24, 1981, to April 30, 2009 amounts to approximately $108,546,000.

The Company expects that its cash balances as of April 30, 2009, will be sufficient to support its activities through July 2009, based upon its reduced level of operations.  The Company’s continued operations will depend on its ability to raise additional capital or conclude a strategic transaction which may include a strategic partnership or a possible sale of the Company or its assets.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company, if at all.  The Company may also obtain additional capital through the sale of its tax benefit, if any, although there is no assurance that such sale will take place due to the current restructuring of the Company’s overall operations.

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

3.            LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(695,736)	$(5,026,139)	$(4,152,910)	$(9,439,988)
Denominator:
Weighted average number of common shares outstanding	47,313,880	47,122,191	47,312,744	46,802,187
Loss per common share - basic and diluted	$(0.01)	$(0.11)	$(0.09)	$(0.20)
Potentially dilutive securities:
Warrants	11,582,283	15,122,534	11,582,283	15,122,534
Stock options	4,771,650	6,423,067	4,771,650	6,423,067
Total potentially dilutive securities	16,353,933	21,545,601	16,353,933	21,545,601

As the Company has incurred a net loss for all periods presented, basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

4.            SHARE-BASED COMPENSATION

Effective August 1, 2005, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations.  The expense is recognized over the requisite service period based on fair values measured on the date of grant.  The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, prior period amounts have not been restated.  Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair market value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered.

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

The Company recorded the following share-based compensation expense under SFAS 123(R) and EITF 96-18 based on the fair value of stock options.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Research and development	$35,767	$482,917	$303,911	$1,425,315
General and administrative	42,884	520,864	539,079	1,443,255
Total share-based compensation expense	$78,651	$1,003,781	$842,990	$2,868,570
Basic and diluted loss per common share	$0.00	$0.02	$0.02	$0.06

The fair value of the stock options at the grant dates was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table.  In accordance with SFAS 123(R), the calculated Black-Scholes value was reduced by applying a forfeiture rate, based upon historical pre-vesting cancellations of stock options.  Estimated forfeitures are reassessed at each reporting period and may change based on new facts and circumstances.  The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected stock price volatility is based on the historical volatility of the Company’s stock price.  For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, and represents the period of time that options granted are expected to be outstanding.  The “simplified” method was used since the Company does not have sufficient historical data to provide a basis to estimate a justifiable expected term.  There were no stock options granted during the three months ended April 30, 2009.

4.            SHARE-BASED COMPENSATION, Concluded

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Expected dividend yield	-	0%	0%	0%
Risk-free interest rate	-	3.65%	1.00%	3.45%
Expected stock price volatility	-	114.41%	102.13%	108.17%
Expected term (years)	-	9.0	3.5	7.53
Weighted average grant date fair value	-	$1.84	$0.16	$1.64

The following table summarizes the stock option activity for the period August 1, 2008 to April 30, 2009:
	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance August 1, 2008	6,353,067	$2.69	6.72
Granted	265,000	0.24
Exercised	(37,000)	0.36		$8,126
Expired	(1,512,905)	2.74
Forfeited	(296,512)	1.42
Balance April 30, 2009	4,771,650	2.64	4.95
Exercisable as of April 30, 2009	3,410,650	3.02	3.58
Unvested as of April 30, 2009	1,361,000	1.67	8.38

As of April 30, 2009, there was approximately $963,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 2.57 years.

5.           OTHER ASSETS

Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company. The cash held by the bank is restricted as to use for the term of the standby letter of credit.	$350,000

6.            SALE OF NET OPERATING LOSS CARRYFORWARDS

New Jersey permits certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), the Company had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, the Company received approximately $1,140,000 from the sale of its total available state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2009.

6.            SALE OF NET OPERATING LOSS CARRYFORWARDS, Concluded

For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), the Company had approximately $2,496,000 of total available state tax benefit that was saleable, of which New Jersey permitted the Company to sell approximately $1,969,000.  In December 2007, the Company received approximately $1,755,000 from the sale of the $1,969,000 saleable state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2008.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are “forward-looking statements.”  These statements are commonly identified by the use of forward-looking terms and phrases as  “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “seeks,” “should,” or “will” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  We cannot assure you that the future results covered by these forward-looking statements will be achieved.  The matters set forth in Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, filed on October 14, 2008, and as such risk factors have been revised in Part II, Item 1A “Risk Factors” in the quarterly report on Form 10-Q for the quarter ended January 31, 2009, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements.  Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers.  Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases.  As of April 30, 2009, we had four full time employees who conducted all administrative and research and development operations at our facility in Somerset, NJ.

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

During the quarter, Charles Muniz, a long time supporter and significant stockholder of Alfacell, was brought in at the direction of our board of directors (“Board”), to conduct a thorough review of our operations.  His assignment included, but was not limited to a complete review of our management as well as our clinical, scientific, regulatory, finance, and business development operations.  He was also asked to conduct a thorough review of our Phase III clinical trial in malignant mesothelioma.  After conducting his review, Mr. Muniz was asked to implement a restructuring of our overall operations.  Mr. Muniz was later elected to our Board and as our President, Chief Operating Officer and Chief Financial Officer (“CFO”).  Also, during the quarter, Lawrence A. Kenyon resigned as our acting President, CFO, Corporate Secretary and member of the board of directors and Kuslima Shogen, our Chief Executive Officer, acting CFO and scientific founder retired pursuant to a previously reported retirement agreement. Dr. Shogen remains a member of our board of directors.

Almost all of the $72.5 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the three and nine months ended April 30, 2009 and for fiscal years ended July 31, 2008, 2007 and 2006, our research and development expenses were approximately $0.4 million, $3.2 million, $8.5 million, $5.5 million, and $5.2 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.  We cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, and we are unable to predict when and if such approvals will be granted, or if and when actual sales will occur.

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from our retired Chief Executive Officer.  During the nine months ended April 30, 2009, we received gross proceeds of $13,220 from exercises of stock options and approximately $1.1 million from the sale of our total available tax benefits.  Our current cash reserves will be used to continue our operations and to explore strategic alternatives.  We have incurred losses since inception and in order to continue our operations we will need to obtain additional capital or conclude a strategic transaction, which could involve the possible sale of our Company or our assets.

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $28.9 million for the three most recent fiscal years ended July 31, 2008.  The net losses from date of inception, August 24, 1981, to April 30, 2009 amount to approximately $108.5 million.  As of April 30, 2009, we have a working capital deficit of approximately $1.5 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from our retired Chief Executive Officer.  As of April 30, 2009, we had approximately $0.6 million in cash and cash equivalents.  We effected a reduction in force in January 2009 and have otherwise reduced our operations to the minimum sustainable level required to pursue strategic alternatives and additional capital.  Based upon these actions, we currently believe that our cash reserves can support our activities through July 2009.

The primary use of cash will be to continue our operations while we seek additional capital or strategic alternatives.  We will need to obtain additional financing or conclude a strategic transaction in order to continue our operations and continue to seek marketing approval for ONCONASE®.  Given current market conditions, it may be extremely difficult, if not impossible, to obtain such financing.  Strategic transactions may not be available when needed or on terms acceptable to us.  We may also obtain additional capital through the sale of our tax benefit, if any, although there is no assurance that such sale will take place due to the current restructuring of our overall operations.

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

Results of Operations

Three month periods ended April 30, 2009 and 2008

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the three month periods ended April 30, 2009 and 2008.

Research and development expense for the three month period ended April 30, 2009 was approximately $0.4 million compared to approximately $2.7 million for the same period in 2008, a decrease of approximately $2.3 million, or 86%.  The decrease was primarily related to decreased expenses of approximately $1.7 million related to costs incurred for the ONCONASE® rolling NDA submission of our confirmatory Phase IIIb ONCONASE® clinical trial; and decreased compensation expense of approximately $0.6 million from decreased share-based compensation expense.

General and administrative expense for the three month period ended April 30, 2009 was approximately $0.3 million compared to approximately $2.4 million for the same period in 2008, a decrease of approximately $2.1 million, or 86%.  This decrease was primarily due to decreased compensation expense of approximately $1.8 million, mostly related to the retirement agreement executed by our chief executive officer in 2008 and share-based compensation; decreased legal and professional fees of approximately $0.2 million; and decreased general office expenses of approximately $0.1 million.

The net loss for the three month period ended April 30, 2009 was approximately $0.7 million as compared to $5.0 million for the same period last year, a decrease of approximately $4.3 million.

Nine month periods ended April 30, 2009 and 2008

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any sales in the nine month periods ended April 30, 2009 and 2008.

Research and development expense for the nine month period ended April 30, 2009 was approximately $3.2 million compared to approximately $6.4 million for the same period in 2008, a decrease of approximately $3.2 million, or 50%.  The decrease was primarily due to decreased expenses of approximately $1.9 million related to costs incurred for the ONCONASE® rolling NDA submission of our confirmatory Phase IIIb ONCONASE® clinical trial; decreased compensation expense of approximately $1.0 million, mostly related to share-based compensation expense; and a decrease of approximately $0.3 million in expenses due to the completion of the Phase I component of our Phase I/II ONCONASE® clinical trials.

General and administrative expense for the nine month period ended April 30, 2009 was approximately $2.1 million compared to $5.0 million for the same period in 2008, a decrease of $2.9, or 58%.  This decrease was primarily due to decreased compensation expense of approximately $2.3 million, mostly related to the retirement agreement executed by our chief executive officer in 2008 and share-based compensation; and decreased legal and professional fees of approximately $0.6 million primarily related to negotiations that resulted in commercial partnerships for ONCONASE® in 2008.

New Jersey permits certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), we had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, we received approximately $1,140,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2009.

For the state fiscal year 2008 (July 1, 2007 to June 30, 2008), we had approximately $2,496,000 of total available state tax benefit that was saleable, of which New Jersey permitted us to sell approximately $1,969,000.  In December 2007, we received approximately $1,755,000 from the sale of the $1,969,000 saleable state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2008.

The net loss for the nine month period ended April 30, 2009 was approximately $4.2 million as compared to $9.4 million for the same period last year, a decrease of $5.2 million.  The cumulative loss from the date of inception, August 24, 1981 to April 30, 2009, amounted to $108.5 million.  We have incurred net losses during each year since our inception.  Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Off-balance Sheet Arrangements

We have no debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of April 30, 2009.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2009, we were exposed to market risks, primarily changes in U.S. interest rates. As of April 30, 2009, we held total cash and cash equivalents of approximately $0.6 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments.

Item 4.  Controls And Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of April 30, 2009, the end of the period covered by this report.  Based on this evaluation, our President and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely discussion regarding required disclosures.

(b)  Changes in internal controls.

There has been no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the evaluation referred to above.

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

ALFACELL CORPORATION
(Registrant)

June 9, 2009	/s/ Charles Muniz
President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)