Form 10-K
period 2009-07-31
ALFACELL CORP
filed 2009-11-13
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):     Large Accelerated Filer [   ]      Accelerated Filer [   ]      Non-accelerated Filer  [X]    Smaller Reporting Company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the reported last sale price of the common stock on January 31, 2009, the end of the registrant’s second fiscal quarter, was approximately $4,766,000.  As of November 10, 2009 there were 47,313,880 shares of common stock, par value $.001 per share, outstanding.

Documents Incorporated by Reference

Certain information required in Part III of this annual report on Form 10-K is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

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

This annual report on Form 10-K includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  These forward looking statements are subject to a number of risks, uncertainties, and assumptions about us, including, among other things:

•	the failure to obtain regulatory approval of our lead product;
•	the failure to achieve positive results in clinical trials;
•	competitive factors;
•	available financial resources and the ability to secure adequate funding for development projects;
•	the ability to attract and retain qualified management;
•	relationships with pharmaceutical and biotechnology companies;
•	the ability to develop safe and efficacious drugs;
•	variability of royalty, license, and other revenue;
•	the failure to satisfy the performance obligations in our agreements;
•	the ability to enter into future collaborative agreements;
•
uncertainty regarding our patents and patent rights (including the risk that we may be forced to engage in costly litigation to protect such patent rights and the material harm to us if there were an unfavorable outcome of any such litigation);

•	governmental regulation;
•	technological change;
•	changes in industry practices;
•	the ability of our senior secured creditors to realize their security interest in all of our assets and to demand repayment of amounts owed to such creditors;
•	certain limitations on our ability to use a portion of the proceeds from our October 2009 private financing;
•
uncertainty regarding the outcome of legal proceeding including the risk that we may be forced to engage in lengthy, time-consuming and expensive litigation and the material adverse effect to us of any unfavorable outcome of any such litigation;

•	one-time events.

In addition, in this annual report on Form 10-K, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, our business, or our management, are intended to identify forward looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this annual report under the heading ITEM 1A.—RISK FACTORS, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward looking statements.

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

All information in this annual report is as of November 10, 2009, unless otherwise noted and we undertake no obligation to update this information.

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

RNases are biologically active enzymes that split RNA molecules.  RNases are enzymes which play important roles in nature, including the embryonic development of an organism and regulation of various cell functions.  RNA is an essential bio-chemical cellular component necessary to support life.  There are various types of RNA, all of which have specific functions in a living cell.  They help control several essential biological activities, namely; regulation of cell proliferation, maturation, differentiation and cell death.  Therefore, they are believed to be good candidates for the development of therapeutics for cancer and other life-threatening diseases, including HIV and autoimmune diseases, that require anti-proliferative and apoptotic, or programmed cell death, properties.

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

ONCONASE®, our lead drug product candidate, has been evaluated in human clinical trials for the treatment of various forms of cancer.  Our most recent clinical trial for ONCONASE® was a confirmatory Phase IIIb registration trial that was designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE® and doxorubicin as compared to doxorubicin alone in the treatment of patients with unresectable (inoperable) malignant mesothelioma (“UMM”), a rare and deadly form of lung cancer.  Enrollment in the Phase IIIb trial was completed in September 2007.  In May 2008, we reported that the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a predefined primary data set for this sub-group of patients in the trial, which represents a currently unmet medical need.  The Food and Drug Administration or the FDA, recommended that an additional clinical trial be conducted in UMM patients that have failed one prior chemotherapy regimen, prior to filing a New Drug Application or NDA.  At this time we do not expect to pursue further clinical trials for ONCONASE® for the UMM indication.  We are evaluating which indications to purse, including lung cancer and other solid tumors and currently we expect to use the proceeds we received from the private financing we closed in October 2009 to pursue a Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer in patients who have reached maximum progression on their current chemotherapy regimens.

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

MARKET OVERVIEW

According to the American Cancer Society (“ACS”) 2009 Cancer Facts and Figures, cancer is the second leading cause of death in the United States, accounting for one in every four deaths.  The ACS 2009 Cancer Facts and Figures also estimates that doctors will diagnose over 1.5 million new cases of cancer in the United States in 2009.  The National Institutes of Health or NIH estimate that the annual cost of cancer in 2008 was approximately $228.1 billion, including $93.2 billion in direct medical costs and $18.8 billion for morbidity costs, which includes the cost of lost productivity.

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

We believe that the products we currently have under development could be used to target a broad range of solid tumors.  The table below shows the incidence and mortality estimated for the year 2009 for various types of solid tumor cancers that our products could be designed to treat:

Cancer Indication	New Cases	Deaths
Lung	219,440	159,390
Breast	194,280	40,610
Brain	22,070	12,920
Esophageal	16,470	14,530

Source: National Cancer Institute

Competition

There are many companies with resources significantly greater than ours that are currently marketing approved drug products that treat, and are developing new drug products that are designed to treat, several of the cancers that we may seek to treat with our products. The drug products currently marketed or developed by these companies may prove to be more effective that the products we seek to develop.

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

Develop our existing product portfolio

We currently have a portfolio of clinical and pre-clinical drug product candidates under development for potential use as anti-cancer, and other therapeutics.  We intend to further develop these drug product candidates both by utilizing our internal resources and by continuing to collaborate with other companies and leading governmental and academic research institutions.

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

RESEARCH AND DEVELOPMENT PROGRAM

Research and development expenses for the fiscal years ended July 31, 2009, 2008 and 2007 were approximately $3,268,000, $8,503,000 and $5,543,000, respectively.  Our research and development programs focus primarily on the clinical and pre-clinical research and development of therapeutics from our pipeline of amphibian RNases.

Clinical Development Program

ONCONASE® was most recently evaluated as a treatment for UMM in an international, centrally randomized, confirmatory Phase IIIb registration trial.  Malignant mesothelioma is a rare cancer, primarily affecting the pleura (lining of the lungs), and is usually associated with asbestos exposure.  The first Phase III trial of ONCONASE® in UMM was completed in 2000. The most recent confirmatory Phase IIIb registration trial was closed to patient accrual in September 2007.

The confirmatory Phase IIIb registration trial was a randomized and controlled clinical trial designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE® and doxorubicin as compared to doxorubicin alone, and powered to reach a statistically significant difference in overall survival between the ONCONASE® + doxorubicin treatment group and the doxorubicin treatment group at 316 evaluable events.  Patients were stratified based on Cancer Adult Leukemia Group B (“CALGB”) Group (1 to 4) and histology and then assigned treatment using a centralized randomization plan.  The primary endpoint of the trial was overall patient survival.  The following data sets were analyzed for efficacy as per the statistical analysis plan for this clinical trial:

•	All patients randomized who received at least one dose of study therapy (evaluable patients),
•	Previously treated patients,
•	All patients randomized,
•	All patients who completed 6 cycles of therapy per protocol, and
•	All patients with identical inclusion criteria as used in the Alimta submission.

In addition, secondary endpoints that were analyzed in accordance with the Phase IIIb clinical trial statistical analysis plan included:

•	Tumor response rates,
•	Progression free survival,
•	Patient assessment of symptoms associated with malignant mesothelioma,
•	Investigator assessment of malignant mesothelioma symptoms,
•	Narcotic pain medication usage,
•	Lung function, and
•	Performance status.

In May 2008, we reported that the results of the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM. However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, one of the predefined primary sub-group data sets for patients in the trial, which represents a currently unmet medical need.  At the pre-NDA meeting with the FDA in January 2009, the FDA recommended that an additional clinical trial be conducted in UMM patients that have failed one prior chemotherapy regimen, prior to filing an NDA.

A Phase I/II program to evaluate a new dose and administration schedule of ONCONASE® was initiated in 2005 to attempt to take advantage of potentially increased efficacy with higher and more frequent doses of ONCONASE®.  The Phase I portion of this program is complete and currently, we plan to initiate a Phase II clinical trial in non-small cell lung cancer (NSCLC) for patients who have reached maximum progression on their current chemotherapy regimens in 2010.

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

These compounds have undergone screening by the National Institute of Allergy and Infectious Diseases (NIAID) against various RNA viruses and by outside collaborators.  One of these compounds, AC-03-636 has been determined to be active in yellow fever, Hepatitis C and Dengue fever.  The same compound has been evaluated at Johns Hopkins University in a sustained time release formulation for the treatment of brain tumors, or gliomas.

Evaluation Of ONCONASE® As A Radiation Enhancer

The p53 gene is a tumor-suppressor gene, which means that if it malfunctions, tumors may be more likely to develop.  Published preclinical studies have demonstrated that ONCONASE® causes an increase in both tumor blood flow and in median tumor oxygen partial pressure, causing tumor cells to become less resistant to radiation therapy regardless of the presence or absence of the functional p53 tumor-suppressor gene.  In pre-clinical research at the University of Pennsylvania, ONCONASE®, when combined with radiation therapy, enhanced the radiation-sensitivity to treatment in NSCLC tumor cells without causing the common radiation-induced tissue damage to non-tumor cells.  ONCONASE® inhibited sub-lethal damage repair, or  SLDR and potentially lethal damage repair, or  PLDR in these animal models.  We believe these findings further expand the profile of ONCONASE® in vivo activities and its potential clinical utility and market potential.

ONCONASE® As a Resistance-Overcoming and  Apoptosis-Enhancing Agent

The Fas (CD95) cell surface receptor (and its Fas ligand FasL) has been recognized as an important “death” receptor involved in the induction of the “extrinsic” pathway of apoptosis.  The apoptotic pathways have been the preferred target for new drug development in cancer, autoimmune, and other therapeutic areas.

The Thoracic Surgery Branch of the NCI confirmed the synergy between ranpirnase and soluble Fas ligand, or sFasL in inducing significant apoptosis in sFasL-resistant Fas+tumor cells.  These results provided rationale for using ONCONASE® as a potential treatment of FasL-resistant tumors and possibly other disorders such as the autoimmune lympho-proliferative syndrome (ALPS).

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

COMMERCIAL RELATIONSHIPS

License Agreements

In January 2008, we entered into a U.S. License Agreement for ONCONASE® with Par Pharmaceutical, Inc. (“Par”).  Under the terms of the License Agreement, Strativa Pharmaceuticals (“Strativa”), the proprietary products division of Par, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the United States and its territories. We retained all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals, as well as all rights for those non-U.S. jurisdictions in which we have not currently granted any such rights or obligations to third parties. We received a cash payment of $5 million upon the signing of the License Agreement and were entitled to additional development and sales milestone payments and double-digit royalties on net sales of ONCONASE®.

On September 8, 2009, we entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) with Par pursuant to which our License Agreement and Supply Agreement with Par were terminated.  The License Agreement was terminated and all rights under the license granted to Par revert back to us under the Termination Agreement.  Under the Supply Agreement, we had agreed to supply all of Par’s requirements for ONCONASE®. Pursuant to the Termination Agreement, Par will be entitled to a royalty of 2% of net sales of ONCONASE® or any other ranpirnase product developed by us for use in the treatment of cancer in the United States and its territories commencing with the first sale of such product and terminating upon the later to occur of the 12th anniversary of the first sale and the date of expiration of the last valid claim of a pending application or issued patent owned or controlled by us with respect to such product.

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

US Pharmacia

In July 2007,  we entered into a Distribution and Marketing Agreement (the “Distribution Agreement”), with USP Pharma Spolka Z.O.O. (the “Distributor”), an affiliate of US Pharmacia, pursuant to which the Distributor was granted exclusive rights for the marketing, sales, and distribution of ONCONASE® for use in oncology in Poland, Belarus, Ukraine, Estonia, Latvia, and Lithuania (the “Territory”) for an initial term that ends upon the earlier of (i) 10 years from the first commercial sale in the Territory and (ii) the date all of the patents covering the product in the Territory expire.  We received an up-front payment of $100,000 and will also be entitled to receive milestone payments based on the achievement of certain regulatory approvals and certain sales goals.  In addition, we will receive a royalty on net sales as well as a transfer price for product sold by us to the Distributor. We will be responsible for making regulatory filings with and seeking marketing approval of ONCONASE® in the Territory and manufacturing and supplying ONCONASE® to the Distributor.  The Distributor will be responsible for all commercial activities and related costs in the Territory.

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

Raw Materials

The major active ingredient derived from leopard frog eggs is the protein ranpirnase.  We believe we have sufficient egg inventory on hand to produce enough ONCONASE® for our future clinical trials and early commercialization.  In addition, we have successfully produced ranpirnase in small proof-of-concept size batches using recombinant technology.  However, this technology requires additional testing and FDA approval and it may be determined to not be more cost effective than current methods of production.

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

We own the following U.S. patents:

Patent No.	Issue Date	Subject Matter	Expiration **
5,529,775	June 1996	covers combinations of ONCONASE® with certain other pharmaceuticals	June 2013
5,728,805	Mar. 1998	covers a family of variants of ONCONASE®	June 2013
5,540,925	July 1996	covers combinations of ONCONASE® with certain other pharmaceuticals	July 2013
5,559,212	Sept. 1996	covers the amino acid sequence of ONCONASE®	Sept. 2013
5,595,734	Jan. 1997	covers combinations of ONCONASE® with certain other pharmaceuticals	Jan. 2014
6,649,392 B1*	Nov. 2003	covers a family of recombinant variants of ONCONASE®	Apr. 2016
6,649,393 B1*	Nov. 2003	covers nucleic acids encoding recombinant variants of ONCONASE® and methodology for producing such variants	Apr. 2016

Patent No.	Issue Date	Subject Matter	Expiration **
6,290,951 B1	Sept. 2001	covers alteration of the cell cycle in vivo, particularly for inducing apoptosis of tumor cells	Aug. 2018
6,239,257 B1	May 2001	covers a family of variants of ONCONASE®	Dec. 2018
6,175,003 B1	Jan. 2001	covers the genes of ONCONASE® and a variant of ONCONASE®	Sept. 2019
6,423,515 B1	July 2002	covers methodology for synthesizing gene sequences of ranpirnase and a genetically engineered variant of ranpirnase	Sept. 2019
7,229,824 B1***	June 2007	covers a vector containing DNA encoding a genetically engineered variant of ONCONASE®	May 2024
7,556,952 B2	July 2009	covers a gene encoding a genetically engineered variant of ONCONASE®	July 2023
7,556,951 B2	July 2009	covers a gene encoding a genetically engineered variant of ONCONASE®, and a vector containing DNA encoding a genetically engineered variant of ONCONASE®	July 2023
7,556,953 B2	July 2009	covers a gene encoding a genetically engineered variant of ONCONASE®, and a vector containing DNA encoding a genetically engineered variant of ONCONASE®	July 2023
7,442,535 B2	October 2008	covers a fusion protein containing a genetically engineered variant of ONCONASE®	July 2023
7,585,655 B2	September 2009	covers a gene encoding a genetically engineered variant of ONCONASE®, and a vector containing DNA encoding such variant	July 2023
7,442,536 B2	October 2008	covers genetically engineered variants of ONCONASE®	July 2023
7,585,654 B2	September 2009	covers a vector containing DNA encoding a genetically engineered variant of ONCONASE®, and a gene encoding a genetically engineered variant of ONCONASE®	July 2023
7,473,542 B2	January 2009	Covers a fusion protein containing a genetically engineered variant of ONCONASE®	July 2023

*We own this patent jointly with the U.S. Government.  We do not pay maintenance fees to keep this patent in force.

We own the following foreign patents in Europe (European patents are validated in selected European nations), Japan and Singapore:

Patent No.	Subject Matter	Expiration **
EP 0 500 589 JP 2972334	cover combinations of ONCONASE® with certain other pharmaceuticals	Oct. 2010
EP 0 656 783 JP 3655628	covers combinations of ONCONASE® with certain other pharmaceuticals	July 2013
EP 0 837 878 JP 3779999	covers a variant of ONCONASE®	June 2016
EP 1 141 004	covers a family of variants of ONCONASE®	December 2019
SG 118886	covers variants of ONCONASE® and methods of making them	May 2024

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

Employees

As of July 31, 2009, we had six full time employees, of whom three were engaged in clinical and pre-clinical research and development activities and three were engaged in administration and management.  Two employees hold Ph.D. degrees.  All of our employees have entered into confidentiality agreements with us.  We consider relations with our employees to be good.  None of our employees are covered by a collective bargaining agreement.

Available Information

Copies of our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.alfacell.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Additionally, we have also adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is also available on our website.

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

The FDA in the United States and comparable regulatory agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve the completion of lengthy and detailed pre-clinical and clinical testing and other costly and time consuming procedures. Satisfaction of these requirements typically takes several years depending on the level of complexity and novelty of the product. The length of time required to complete a clinical trial depends on several factors including the size of the patient population, the ability of patients to get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. A significant portion of our expenditures have been devoted, in the future will be devoted, to the clinical trials for our lead product candidate, ONCONASE® . Although the financing we received in October 2009 will enable us to commence a new clinical trial for ONCONASE®, we will be required to obtain additional financing to complete this trial and pursue the further development of ONCONASE®.  Such financing may not be available, and even if it is available, it may not be available on terms favorable or acceptable to us.

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

•      our ability to demonstrate clinically that our products are effective and safe;
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

Based upon guidance provided by the FDA at a pre-NDA meeting, we decided not to file a new drug application (NDA) for ONCONASE® for unresectable malignant mesothelioma (UMM).

As we have previously reported, the results of the preliminary statistical analysis of the data from the confirmatory Phase IIIb clinical trial for ONCONASE® in patients suffering from UMM did not meet statistical significance for the primary endpoint of survival in UMM.  Although a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a pre-defined primary data set for this sub-group of patients in the trial, at a pre-NDA meeting with the FDA held in January 2009, the FDA recommended that an additional clinical trial be conducted in this sub-group of patients prior to our submitting an NDA for ONCONASE®.  Based upon our assessment that it would be difficult to design and conduct a clinical trial that would comply with the FDA’s recommendation and allow us to file an NDA, we have determined at this time not to pursue further clinical trials for the treatment of UMM.  Based upon our current operations and our plans to conduct a Phase II clinical trial for ONCONASE®, we expect that our current cash reserves will enable us to maintain our reduced operations through July 2010.  While we intend to continue to pursue strategic transactions and additional capital, we cannot provide any assurance that we will be successful in our efforts, and if we are not successful in these efforts we will be forced to cease operations.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future. We do not have a current source of product revenue and may never be profitable.

We are a development stage company and since our inception one of the principal sources of our working capital has been private sales of our common stock.  Over the past three fiscal years, we have incurred aggregate net losses of approximately $25.6 million and since our inception we have incurred aggregate net losses of approximately $108.9 million. We expect to incur additional losses and, as our development efforts, efforts to file an NDA for ONCONASE® and clinical testing activities continue, our rate of losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

We will seek to generate revenue through licensing, marketing and development arrangements prior to receiving revenue from the sale of our products. Currently, we are party to four non-US regional marketing and distribution agreements and we may not be able to successfully negotiate any additional agreements. In the past, we have entered into several development arrangements which have resulted in limited revenues for us. We cannot assure investors that these arrangements or future arrangements, if any, will result in significant amounts of revenue for us in the future. We, therefore, are unable to predict the extent of any future losses or the time required to achieve profitability, if at all.

We will need additional financing to continue operations, which may not be available on favorable or acceptable terms, if it is available at all.

We estimate that as of July 31, 2009, our cash reserves should be sufficient to support our activities into the fourth quarter of our fiscal year 2010, after taking into consideration the cash infusion of $3.25 million received in October 2009 and based upon our current operations and our plans to conduct a Phase II clinical trial for ONCONASE®.  As a result of our continuing losses and lack of capital, the report of our independent registered public accounting firm on our July 31, 2009 financial statements included an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.  Our financial statements at July 31, 2009 do not include any adjustments that might result from the outcome of this uncertainty.  We will need additional financing to conduct our business after July 2010.  Factors that would affect the amount and timing of additional capital required include, but are not limited to, the following:

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

The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. For example, over the past three fiscal years, the sale price for our common stock, as reported by Nasdaq and the OTCBB has fluctuated from a low of $0.06 to a high of $3.74.  The market price of our common stock could be impacted by a variety of factors, including:

•	the success or failure of our clinical trials, including, but not limited to, the Phase IIIb trial involving our lead compound, ONCONASE®, or those of our competitors;
•	announcements of technological innovations or new drug products by us or our competitors;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain financing, when needed;
•	economic conditions in the United States and abroad;
•	comments by or changes in our assessments or financial estimates by securities analysts;
•	adverse regulatory actions or decisions;
•	losses of key management;
•	changing governmental regulations;
•	our ability to secure adequate third party reimbursement for products developed by us;
•	developments or disputes concerning patents or other proprietary rights;
•	product or patent litigation; and
•	public concern as to the safety of products developed by us.

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

We do not have the required manufacturing facilities to manufacture our product. We presently rely on third parties to produce ONCONASE® for use in clinical trials. We have entered into a ten-year purchase and supply agreement with SPL, for the manufacturing of ranpirnase (protein drug substance) from the oocytes, or the unfertilized eggs, of the Rana pipiens frog, which is found in the Northwest United States and is commonly called the leopard frog.

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

We currently have no in-house sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA or non-U.S. approval, we expect to rely on established third parties who have strategic partnerships with us to perform these functions. To date, we have entered into four marketing and distribution agreements for ONCONASE® in regions outside the United States. We cannot assure you we will be able to maintain these relationships or establish new relationships with biopharmaceutical or other marketing companies with existing distribution systems and direct sales forces to market any or all of our product candidates on acceptable terms, if at all.

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

We own two patents jointly with the United States government. These patents expire in 2016. We also own eighteen United States patents with expiration dates ranging from 2013 to 2024, four European patents with expiration dates ranging from 2010 to 2019, three Japanese patents with expiration dates ranging from 2010 to 2016 and one Singaporean patent with an expiration date in 2024.  The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. To date, we have not received any threats of litigation regarding patent issues.  However, if we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both.

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

We currently have only one executive officer, Charles Muniz, our President, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  We are highly dependent on Mr. Muniz, who has an employment contract with us.  During the fiscal year ended July 31, 2009, Kuslima Shogen, our scientific founder and former CEO retired, and Lawrence A. Kenyon, our former President, CFO, and Corporate Secretary resigned.

We do not have key man insurance on any of our management.  If we were to lose the services of Mr. Muniz or other members of our management team, and were unable to replace them, our product development and the achievement of our strategic objectives could be delayed.

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

We are currently authorized to issue 1,000,000 shares of preferred stock. Our Board of Directors, or the Board is authorized, without any approval of the stockholders, to issue the preferred stock and determine the terms of the preferred stock. This provision allows the Board to affect the rights of stockholders, since the board of directors can make it more difficult for common stockholders to replace members of the Board.  Because the Board is responsible for appointing the members of our management, these provisions could in turn affect any attempt to replace current management by the common stockholders. Furthermore, the existence of authorized shares of preferred stock might have the effect of discouraging any attempt by a person, through the acquisition of a substantial number of shares of common stock, to acquire control of us. Accordingly, the accomplishment of a tender offer may be more difficult. This may be beneficial to management in a hostile tender offer, but have an adverse impact on stockholders who may want to participate in the tender offer or inhibit a stockholder’s ability to receive an acquisition premium for his or her shares.

Events with respect to our share capital could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 47,313,880 shares of common stock outstanding as of July 31, 2009. The following securities that may be exercised into shares of our common stock were issued and outstanding as of July 31, 2009:

•	Options. Stock options to purchase 4,771,650 shares of our common stock at a weighted average exercise price of approximately $2.64 per share.
•	Warrants. Warrants to purchase 8,495,650 shares of our common stock at a weighted average exercise price of approximately $2.43 per share.

The shares of our common stock that may be issued under the options and warrants are currently registered with the SEC or are eligible for sale without any volume limitations pursuant to Rule 144 under the Securities Act.

Additionally, in October 2009, we completed a private financing pursuant to which we issued the following securities:

•	Senior Secured Convertible Notes. Notes convertible into an aggregate of 21,666,666 shares of our common stock at a conversion price of $0.15 per share (the “Senior Secured Notes”).
•	Series A Warrants. Warrants to purchase an aggregate of 21,666,666 shares of our common stock at a exercise price of $0.15 per share with a three year term (the “Series A Warrants”).
•
Series B Warrants. Warrants to purchase an aggregate of 21,666,666 shares of our common stock at a exercise price of $0.25 per share with a five year term (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”).

Pursuant to the terms of an investor rights agreement (the “Investor Rights Agreement”) entered into in connection with the financing, we must file a “resale” registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, by February 16, 2010 and obtain the effectiveness of such registration statement by April 17, 2010.  If any securities issuable upon conversion or exercise, respectively, of the Senior Secured Notes and Warrants are unable to be included on the initial “resale” registration statement, we have agreed to file subsequent registration statements until all of the securities have been registered. We are obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144 under the Securities Act, without any restrictions. A cash penalty at the rate of 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement or if the Company ceases to be current in filing its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

We have significant secured indebtedness as a result of a private financing, which we closed in October 2009, pursuant to which we issued the Senior Secured Notes.  If we are unable to perform our obligations under such notes, the holders of such notes would be entitled to realize upon their security interest by taking control of all or a portion of our assets.

We substantially increased our debt when we issued the Senior Secured Notes in the aggregate principal amount of $3.25 million pursuant to a private financing in October 2009.  The Senior Secured Notes mature on the earliest of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance of the Senior Secured Notes resulting in gross proceeds of at least $8,125,000, other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance of the Senior Secured Notes; or (iii) on the demand of the holder of a Senior Secured Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company. Interest accrues on the principal amount outstanding under the Senior Secured Notes at a rate of 5% per annum, and is due upon maturity. Upon an event of default under the Senior Secured Notes, the interest rate shall increase to 7%, provided that if the Company is unable to obtain stockholder approval by April 1, 2010 to amend its certificate of incorporation to increase its authorized capital stock to provide for sufficient authorized shares of common stock to allow for the issuance of all shares of common stock required upon conversion of all of the Senior Secured Notes and exercise of all of the Warrants issued with the Senior Secured Notes, the interest rate shall increase to 15% and such failure will be an event of default under the Senior Secured Notes. The Senior Secured Notes are convertible into shares of the Company’s common stock at the option of the holder of such note at a price of $0.15 per share at any time prior to the date on which the Company makes payment in full of all amounts outstanding under such note. The Senior Secured Notes are not prepayable for a period of one year following the issuance thereof.

The Senior Secured Notes are secured by a senior security interest and lien on all of the Company’s rights, title and interest to all of the assets owned by the Company as of the issuance of the Senior Secured Notes or thereafter acquired pursuant to the terms of a security agreement (the “Security Agreement”) entered into by the Company with each of the investors. In the case of an event of default under the Senior Secured Notes, the holders of the notes would be entitled to realize their security interests and foreclose on our assets. In addition, the holders of the notes would be entitled to declare the principal and accrued interest thereunder to be due and payable. Our assets may not be sufficient to fully repay amounts outstanding under the Senior Secured Notes in the event of any such acceleration upon an event of default.

We have a limited number of authorized shares of common stock available for issuance, and if our stockholders do not approve an increase in the authorized number of shares of our common stock to at least 130,593,678 shares by April 1, 2010, we will be in violation of the covenants of the Senior Secured Notes and in default of our obligations under the Senior Secured Notes.

Pursuant to the terms of the Senior Secured Notes, we are obligated (i) to issue a proxy statement soliciting an affirmative vote from each of our stockholders at the next meeting of stockholders of the Company, which meeting must occur on or before April 1, 2010, for approval of an increase in the number of authorized shares of common stock of the Company to at least 130,593,678, (ii) to use our best efforts to obtain such stockholder approval no later than April 1, 2010, and (iii) within 2 business days following receipt of such stockholder approval, to cause an amendment to our certificate of incorporation reflecting the approved increase in the authorized shares of our common stock to be filed with the Secretary of State of the State of Delaware.  These obligations are subject to a requirement that each holder of the Senior Secured Notes shall take all reasonable actions and use its best efforts to cause the Company to hold such a meeting of its stockholders and to recommend that the Company’s stockholders approve such amendment to its certificate of incorporation.  Additionally, each holder must cause all shares owned by such holders, including shares owned by such holder’s affiliates, representatives and family members, to be voted in favor of such amendment.

If we are unable to obtain stockholder approval to amend our certificate of incorporation as required by the Senior Secured Notes, we will be in violation of the covenants of the Senior Secured Notes and in default of our obligations under the Senior Secured Notes.  Upon an event of default under the Senior Secured Notes, the holders of such notes would be entitled to realize upon their security interests and foreclose on our assets. In addition, the holders of the notes would be entitled to declare the principal and accrued interest thereunder to be due and payable.

We will need additional capital in the future and the Senior Secured Notes may make it more difficult for us to obtain the needed capital.

We will need to obtain additional financing over time to fund our operations.  The security interest in all of our assets which secures our obligations under the Senior Secured Notes, the covenants in the Senior Secured Notes, the conversion terms of the Senior Secured Notes and the exercise terms of the Warrants issued with the Senior Secured Notes could make it difficult for us to obtain needed financing or could result in our obtaining financing with unfavorable terms.  Our failure to obtain financing or obtaining financing on unattractive terms could have a material adverse effect on our business.

A portion of the proceeds received pursuant to our October 2009 private financing were placed in an escrow account, and pursuant to the terms of an escrow agreement governing the escrow account may only be used for certain limited purposes.

In connection with our October 2009 private financing, we entered into an escrow agreement whereby certain investors placed $1.6 million of the proceeds paid for their units purchased in the financing in an escrow account. The escrow agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account and April 19, 2011, at which time any remaining funds will be disbursed to us.  Such amounts can be disbursed from the escrow account only to satisfy obligations of ours owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which we intend to conduct for our ONCONASE® product.  Until such time that the escrow agreement terminates, we are not permitted to use the funds in the escrow account for any other purposes.

We face certain litigation risks, and unfavorable results of legal proceedings could have a material adverse effect on us.

As described in Item 3 – Legal Proceedings of this annual report on Form 10-K, we are a party to certain lawsuits. Regardless of the merits of any claim, litigation can be lengthy, time-consuming, expensive, and disruptive to normal business operations and may divert management’s time and resources, which may have a material adverse effect on our business, financial condition and results of operations, including our cash flow. The results of complex legal proceedings are difficult to predict. Should we fail to prevail in these matters, or should any of these matters be resolved against us, we may be faced with significant monetary damages, which also could materially adversely affect our business, financial condition and results of operations, including our cash flow. In addition, we may incur higher general and administrative expenses than we have in the past in order to defend and prosecute this litigation, which could adversely affects our operating results.

The ability of our stockholders to recover against Armus Harrison & Co., or AHC, may be limited because we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2009, nor have we been able to obtain AHC’s consent to the use of such report herein.

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

In June 1996, AHC dissolved and ceased all operations. Therefore, we have not been able to obtain the reissued reports of AHC with respect to the financial statements included in the annual report on Form 10-K for the fiscal year ended July 31, 2008 nor have we been able to obtain AHC’s consent to the use of such report herein. As a result, in the event any persons seek to assert a claim against AHC under Section 18 of the Exchange Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein, such persons will be barred. Accordingly, you may be unable to assert a claim against AHC under Section 18 of the Exchange Act for any purchases of the Company’s common stock made in reliance upon statements set forth in our annual report on Form 10-K for the fiscal year ended July 31, 2009. In addition, the ability of AHC to satisfy any claims properly brought against it may be limited as a practical matter due to AHC’s dissolution in 1996.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

In March 2007, we entered into a lease for 15,410 square feet in an industrial office building located in Somerset, New Jersey to replace our facility in Bloomfield, NJ as our principal office.  The lease term commenced on July 3, 2007 and is scheduled to terminate on November 30, 2017.  The average monthly rental obligation over the full term of the lease is approximately $25,000.  We believe that the facility is sufficient for our needs in the foreseeable future. Currently, we are in default of our lease agreement for non payment of rent and failure to maintain security deposit, although Landlord has been drawing funds from our secured irrevocable letter of credit. Landlord is seeking to have us vacate the facility.

ITEM 3.  LEGAL PROCEEDINGS.

On October 9, 2009, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed a complaint, Love v. Alfacell Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, and a direct claim for negligent misrepresentation in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patients deaths would occur in the Phase IIIb trial.  The Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

Premier Research Group filed and served a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Essex County, on or about July 26, 2009, seeking the recovery of professional fees that arose from clinical trials purportedly performed in Europe by Premier Research Group as assignee of a contract between Alfacell Corporation and IMFORM GmbH dated October 27, 2005.  An Answer with Separate Defenses and Counterclaim was filed on or about July 30, 2009.  This case remains in the early stages of discovery.

I & G Garden State, LLC (“Landlord”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have us vacate the property.  Although Landlord filed this complaint, Landlord has been drawing funds from the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of $350,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF ALFACELL

The following person was our only executive officer as of November 10, 2009:

Charles Muniz, 55, has joined us on April 3, 2009 as our President, Chief Operating Officer (“CEO”) and Chief Financial Officer and a member of our Board of Directors.  From 2007 to April 2009, Mr. Muniz was a consultant to a wide variety of clients focusing primarily on the strategic use of operations and technology.  Prior to consulting, from 1989 to 2007, he was President and Chief Executive Officer of Digital Creations Corp., a company he founded which sold high-end systems, work stations, peripherals, networking and software products.  Mr. Muniz attended Pace University in New York and majored in Business Administration.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Pink Sheets since our delisting from the Nasdaq Capital Market, or Nasdaq, on January 6, 2009 for failure to comply with the $35 million minimum market value requirement under Marketplace Rule 4310(c)(3)(B) or the $1 per share minimum bid price requirement under Marketplace Rule 4310(c)(4).  In addition, we also did not meet the $2.5 million minimum stockholders’ equity requirement under Marketplace Rule 4310(c)(3)(A) or the requirement for a minimum net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under Marketplace Rule 4310(c)(3)(C).  Our common stock remains thinly traded at times and you may be unable to sell our common stock during times when the trading market is limited. As of November 10, 2009, there were approximately 975 stockholders of record of our common stock.

Prior to January 6, 2009, our common stock was listed on Nasdaq and had traded under the symbol "ACEL" since September 9, 2004.  Before September 9, 2004, our common stock was traded on the OTC Bulletin Board (OTCBB).

The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2009 and 2008.  The prices were obtained from Pink Sheets and Nasdaq, and are believed to be representative of inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended July 31, 2009:
First Quarter	$0.85	$0.40
Second Quarter	0.54	0.08
Third Quarter	0.20	0.06
Fourth Quarter	0.52	0.11

Year Ended July 31, 2008:
First Quarter	2.70	1.75
Second Quarter	2.69	1.45
Third Quarter	2.60	1.70
Fourth Quarter	2.20	0.35

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph summarizes the total cumulative return experienced by Alfacell’s stockholders during the five-year period ended July 31, 2009, compared to the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index.  The changes for the periods shown in the graph and table are based on the assumption that $100.00 was invested in Alfacell Corporation Common Stock and in each index below on July 31, 2004 and that all cash dividends were reinvested.  The table does not forecast performance of our common stock.

Dividends

We have not paid dividends on our common stock since inception, and we do not plan to pay dividends in the foreseeable future.  Any earnings we may realize will be retained to finance our growth.  Additionally, pursuant to the terms of the Senior Secured Notes issued in connection with our October 2009 private financing, we are not permitted to declare or pay any cash dividends or distributions on its outstanding capital stock for so long as the Senior Secured Notes are outstanding.

Equity Compensation Plan Information

The information called for by Item 5(a) relating to compensation plan information is incorporated herein by reference to Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters of this annual report on Form 10-K.

Recent Sales of Unregistered Securities

On October 19, 2009, we completed a sale of 65 units (the “Units”) in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The Company received an aggregate of $3,250,000 in gross proceeds from the private financing.  The securities were offered pursuant to the exemptions from registration set forth in section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended July 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA.

Set forth below is the selected financial data for our company for the five fiscal years ended July 31, 2009:

	Year Ended July 31,
	2009	2008	2007	2006	2005
Investment income	$25,633	$227,591	$370,650	$107,386	$141,708
Other income (loss)	--	--	--	--	9,836
Net loss (1)	(4,539,396)	(12,321,101)	(8,755,144)	(7,810,175)	(6,461,920)
Dividends	None	None	None	None	None
Total assets	557,986	5, 320,036	7, 820,499	11,826,428	4,901,624
Long-term debt	--	--	--	--	--
Total equity (deficiency)	(7,150,366)	(3,556,606)	5,778,480	9,233,003	3,221,670
Loss per basic and diluted common share	$(0.10)	$(0.26)	$(0.19)	$(0.21)	$(0.18)

(1)       Included in the net loss of $4,539,396, $12,321,101 and $8,755,144 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively, are tax benefits of $1,139,867, $1,755,380 and $510,467, respectively, related to the sale of certain state tax operating loss carryforwards.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this annual report on Form 10-K.

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

Since our inception in 1981, we have devoted the vast majority of our resources to the research and development of ONCONASE®, our lead drug candidate, as well as other related drug candidates.  In recent years we have focused our resources towards the completion of the clinical program for ONCONASE® in patients suffering from unresectable malignant mesothelioma, or UMM.

During our fiscal year ended July 31, 2009, our efforts were primarily focused on the completion of our confirmatory Phase IIIb clinical trial for UMM and preparation of the remaining components of our NDA.  As we previously reported, the results of the preliminary statistical analysis of the data from the confirmatory Phase IIIb clinical trial for ONCONASE® in patients suffering from UMM did not meet statistical significance for the primary endpoint of survival in UMM.  However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a currently unmet medical need and one of the predefined primary sub-group data sets for patients in the trial.  At the pre-NDA meeting with the FDA in January 2009, the FDA recommended that an additional clinical trial be conducted in UMM patients that have failed one prior chemotherapy regimen, prior to filing an NDA.  At this time, we do not expect to pursue further clinical trials for ONCONASE® for the UMM indication.  We are evaluating which indications to pursue, including lung cancer and other solid tumors and currently we expect to use the proceeds we received from the private financing we closed in October 2009 to pursue a Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer in patients who have reached maximum progression on their current chemotherapy regimens.

We effected a reduction in force and reduced our operations to the minimum sustainable level required to pursue strategic alternatives and additional capital during the fiscal year ended July 31, 2009.  Charles Muniz, a long time supporter and significant shareholder of Alfacell, was elected to our Board and appointed our President, Chief Executive Officer and Chief Financial Officer.  Additional changes to our executive team during the fiscal year included the resignation of James Loughlin as a member of our Board and Chairman of the Audit Committee, resignation of Lawrence A. Kenyon as our President, Chief Financial Officer, Corporate Secretary and member of our Board and pursuant to a previously reported retirement agreement, Kuslima Shogen, our scientific founder, retired as our Chief Executive Officer and scientific founder.  Ms. Shogen remains a member of our Board.

Almost all of the $72.6 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the fiscal years 2009, 2008 and 2007, our research and development expenses were approximately $3.3 million, $8.5 million, and $5.5 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.

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

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefit and research products, interest income and financing received from Kuslima Shogen, our former Chief Executive Officer.  During the fiscal year ended July 31, 2009, we received gross proceeds of $13,220 from exercises of stock options and approximately $1.1 million from the sale of our tax benefit.  In October 2009, we received a capital infusion of $3.25 million in gross proceeds from a private financing.  These proceeds will be used to continue our operations, explore strategic alternatives and initiate a Phase II clinical study for non-small cell lung cancer in patients who have reached maximum progression on their current chemotherapy regimens.  We have incurred losses since inception and, to date, we have generated only small amounts of capital from commercial agreements for ONCONASE®.

Results of Operations

Fiscal Year Ended July 31, 2009, as compared to Fiscal Year Ended July 31, 2008

We are a development stage company as defined in the FASB's SFAS 7.  We are devoting substantially all our present efforts to establishing a new business and developing new drug products.  Our planned principal operations of marketing of new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.  We focus most of our productive and financial resources on the development of ONCONASE®.  We did not record any revenue in fiscal years 2009 or 2008.

Research and development expense for fiscal year 2009 was $3.3 million compared to $8.5 million for fiscal year 2008, a decrease of approximately $5.2 million, or 61.6%.  The decrease was primarily due to decreased expenses of approximately $4.2 million related to costs incurred for the ONCONASE® rolling NDA submission of our confirmatory Phase IIIb ONCONASE® clinical trial for malignant mesothelioma; decreased compensation expense of approximately $0.7 million, due to the reduction in force; and a decrease of approximately $0.3 million in expenses due to the completion of the Phase I component of our Phase I/II ONCONASE® clinical trials.

General and administrative expense for fiscal year 2009 was approximately $2.4 million compared to approximately $5.8 million for fiscal year 2008, a decrease of approximately $3.4 million, or 58%.  This decrease was primarily due to decreased compensation expense of approximately $2.4 million directly related to the retirement agreement executed by Kuslima Shogen, our former Chief Executive Officer in fiscal year 2008, resignation of our President and Chief Financial Officer in fiscal 2009 and share-based compensation.  Additionally, a decrease in professional fees for consultants and legal advisors of approximately $0.9 million was related to negotiations that resulted in commercial partnerships for ONCONASE® in fiscal year 2008 and reduced operations in fiscal year 2009.  Other general and administrative expenses also decreased by approximately $0.1 million.

Investment income for fiscal year 2009 was approximately $26,000 compared to $228,000 for fiscal year 2008, a decrease of $202,000.  The decrease was due to lower balances of cash and cash equivalents on hand during the fiscal year 2009 as compared to the same period in 2008.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), we had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, we received approximately $1,140,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit in the fiscal year ended July 31, 2009.

We have incurred net losses during each year since our inception.  The net loss for fiscal year 2009 was approximately $4.5 million as compared to $12.3 million in fiscal year 2008.  The decreased net loss was primarily related to the decreased research and development expenses incurred in 2009 as compared to 2008.  The cumulative loss from the date of inception, August 24, 1981 to July 31, 2009, amounted to $108.9 million.  Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Fiscal Year Ended July 31, 2008, as compared to Fiscal Year Ended July 31, 2007

We did not record any revenue in fiscal years 2008 and 2007.

Research and development expense for fiscal year 2008 was $8.5 million compared to $5.5 million for fiscal year 2007, an increase of approximately $3 million, or 53.4%.  The increase in research and development expenses is directly related to increased expenses of approximately $3.2 million related to our preparations for the completion of the ONCONASE® rolling NDA submission, which included the required statistical analysis of the data from our confirmatory Phase IIIb clinical trial, offset by a decrease of approximately $0.2 million in expenses incurred from the completion of the Phase I component of our Phase I/II ONCONASE® clinical trials.

General and administrative expense for fiscal year 2008 was approximately $5.8 million compared to approximately $4.1 million for fiscal year 2007, an increase of approximately $1.7 million, or 41.6%.  This increase was primarily the result of increased compensation expense of approximately $1.1 million directly related to the planned retirement of Kuslima Shogen, our former Chief Executive Officer in 2009.  Additionally, professional service fees for consultants and legal advisors increased approximately $0.5 million as a result of our increased activity in pursuing and negotiating commercial agreements in fiscal year 2008.  Other general and administrative expenses increased by a total of approximately $0.1 million in 2008 as a result of increased commercial insurance premiums.

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

The net loss for fiscal year 2008 was $12.3 million as compared to $8.8 million in fiscal year 2007.

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $25.6 million for the three most recent fiscal years ended July 31, 2009.  The net losses from date of inception, August 24, 1981 to July 31, 2009, amounts to approximately $108.9 million.  As of July 31, 2009, we have a working capital deficit of approximately $1.2 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefits and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of July 31, 2009, we had approximately $129,000 in cash and cash equivalents.  We effected a reduction in force in January 2009 and have otherwise reduced our operations to the minimum sustainable level required to pursue strategic alternatives and additional capital.  Based upon these actions, and after taking into consideration the capital infusion of $3.25 million received in October 2009 from a private financing and our currently planned Phase II clinical trial for ONCONASE®, we currently believe that our cash and cash equivalents on hand at July 31, 2009 can support our activities into the fourth quarter of our fiscal year 2010.

The primary use of cash over the next nine months will be to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

On October 20, 2009, we announced that we completed a sale of 65 Units in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the private financing occurred on October 19, 2009, and the Company received an aggregate of $3,250,000 in gross proceeds.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Board within a reasonable period of time following the closing of the private financing. In addition, as a condition to closing the private financing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing of the private financing and prior to December 31, 2009.

In connection with the private financing, the Company entered into the Investor Rights Agreement  with each of the investors. The Investor Rights Agreement provides that the Company will file a “resale” registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, by February 16, 2010. If any of the securities issuable upon conversion or exercise, respectively, of the Senior Secured Notes and Warrants are unable to be included on the initial “resale” registration statement, the Company has agreed to file subsequent registration statements until all the securities have been registered. Under the terms of the Investor Rights Agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144 of the Securities Act, without any restrictions. A cash penalty at the rate of 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement or if the Company ceases to be current in filing its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

In connection with the private placement, the Company also entered into an escrow agreement  whereby certain investors placed $1,600,000 of the proceeds paid for their Units in an escrow account pursuant to the terms of the Securities Purchase Agreement. Such amounts can be disbursed from the escrow account only to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its Onconase product. The escrow agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account and April 19, 2011, at which time any remaining funds will be disbursed to the Company.

In connection with our private financing completed in October 2009, we issued $3.25 million of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share.  The Senior Secured Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Senior Secured Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company. Interest accrues on the principal amount outstanding under the Senior Secured Notes at a rate of 5% per annum, and is due upon maturity. Upon an event of default under the Notes, the interest rate shall increase to 7%, provided that if the Company is unable to obtain stockholder approval by April 1, 2010 to amend its certificate of incorporation to increase its authorized capital stock, the interest rate shall increase to 15% and such failure will be an event of default under the Senior Secured Notes.  The Senior Secured Notes are not prepayable for a period of one year following the issuance thereof. The Senior Secured Notes are secured by a senior security interest and lien on all of the Company’s right, title and interest to all of the assets owned by the Company as of the closing of the private financing or thereafter acquired pursuant to the terms of a security agreement entered into the by the Company with each of the investors.

For so long as the Senior Secured Notes are outstanding, the Company is not permitted, among other restrictions, to liquidate or dissolve, consolidate with or merge into or with any other corporation, to sell its assets, other than in the ordinary course of business, redeem or repurchase any outstanding equity or debt securities, create or incur any indebtedness which is not subordinate to the Senior Secured Notes or create liens on its assets with certain exceptions.

Our audited financial statements for the fiscal year ended July 31, 2009, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1981 and have a history of losses and negative cash flows from operating activities.  As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We have no debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of July 31, 2009.

Contractual Obligations and Commercial Commitments

Our major outstanding contractual obligations relate to our building and equipment operating leases.  During the fiscal year ended July 31, 2008, we entered into an equipment capital lease which obligates us to pay $635 per month for five years and during the fiscal year ended July 31, 2007, we entered into separate building and equipment operating leases, which obligates us to pay an average of $25,393 per month for the building and $1,866 per month for the equipment for ten and five years, respectively.  Below is a table that presents our contractual obligations and commercial commitments as of July 31, 2009:

		Payments Due in Fiscal Year
	Total	2010	2011	2012	2013	2014	2015 and Thereafter
Building lease	$2,750,685	$302,036	$317,446	$317,446	$317,446	$332,856	$1,163,455
Equipment lease	83,612	31,024	25,976	25,976	636	-	-
Total contractual cash obligations	$2,834,297	$333,060	$343,422	$343,422	$318,082	$332,856	$1,163,455

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.   The accounting policies set forth below have been considered critical because changes to certain judgments, estimates and assumptions could significantly affect our financial statements.

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

In June 2008, the FASB issued EITF No. 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, (“EITF 07-05”).  EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities.”  EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted.  We do not expect that the adoption of EITF 07-05 will have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It sets forth the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively.  We adopted the provisions of SFAS 165 for the fiscal year ended July 31, 2009 and determined that it did not have a material impact on our reported financial results.  We evaluated all events or transactions that occurred after July 31, 2009 up through November 13, 2009, the date we issued these financial statements.  Please see Note 13 - Subsequent Events for disclosures required by SFAS 165.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, all non-SEC accounting and reporting standards will be superseded.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  After SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  We do not expect that the adoption of SFAS 168 will have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 31, 2009, we were exposed to market risks, primarily changes in U.S. interest rates. As of July 31, 2009, we held total cash and cash equivalents of approximately $0.1 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting or financial disclosures in the past two fiscal years.

On December 1, 1993, certain stockholders of Armus Harrison & Co., or AHC, terminated their association with AHC, or the AHC termination, and AHC ceased performing accounting and auditing services, except for limited accounting services to be performed on our behalf.  In June 1996, AHC dissolved and ceased all operations.  The report of J.H. Cohn LLP with respect to our financial statements from inception to July 31, 2008 is based on the report of KPMG LLP from August 1, 1992 to July 31, 2002 and of AHC for the period from inception to July 31, 1992, although AHC has not consented to the use of such report herein and will not be available to perform any subsequent review procedures with respect to such report.  Accordingly, investors will be barred from asserting claims against AHC under Section 18 of the Exchange Act on the basis of the use of such report in any annual report on Form 10-K into which such report is incorporated by reference.  In addition, in the event any persons seek to assert a claim against AHC for false or misleading financial statements and disclosures in documents previously filed by us, such claim will be adversely affected and possibly barred.  Furthermore, as a result of the lack of a consent from AHC to the use of its audit report herein, or to its incorporation by reference into an annual report on Form 10-K, our officers and directors will be unable to rely on the authority of AHC as experts in auditing and accounting in the event any claim is brought against such persons under Section 18 of the Exchange Act based on alleged false and misleading Financial Statements and disclosures attributable to AHC.  The discussion regarding certain effects of the AHC termination is not meant and should not be construed in any way as legal advice to any party and any potential purchaser should consult with his, her or its own counsel with respect to the effect of the AHC termination on a potential investment in our common stock or otherwise.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Internal control over financial reporting is a process designed by, under the supervision of our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with GAAP.

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

In connection with the preparation of our annual financial statements, management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of July 31, 2009, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

The information  required by Item 10 – Directors, Executive  Officers and Corporate Governance; Item 11 – Executive Compensation; Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters; Item 13 – Certain Relationships and Related Transactions and Director Independence and Item 14 – Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year ended July 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the materials to be incorporated into this Item 12 by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders, the following table provides additional information on the Company’s equity compensation plans as of July 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,771,650	$2.64	5,012,500

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
3.1	Certificate of Incorporation, dated June 12, 1981 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*
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
*
3.7	By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)	*
4.1	Form of Note	*
4.2	Form of Series A Common Stock Purchase Warrant	*
4.3	Form of Series B Common Stock Purchase Warrant	*
10.1	1993 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, File No. 33-76950, filed on August 1, 1994)	*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)	*
10.2.1	Amendment No. 1 to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*
10.3	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*
10.3.1	Amendment No. 1 to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*
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
*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
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
*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
10.25	Separation Agreement and General Release with Andrew Savadelis dated May 26, 2005 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on October 15, 2005)	*
10.26	Securities Purchase Agreement used in May 2005 private placement with Jeffrey D’Onofrio dated May 1, 2006	*
10.27	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.28	Registration Rights Agreement dated July 17, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.29	Agreement to Amend Knoll Warrant dated July 17, 2006 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.30	Form of Amended Knoll Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.31	Agreement to Amend SF Capital Warrant dated July 17, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.32	Form of Amended Warrant for SF Capital Partners, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.33	Securities Purchase Agreement dated July 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.34	Form of Stock Option Agreement for Executive Officers under the Company's 2004 Stock Incentive Plan	*
10.35	Offer letter agreement with Lawrence A. Kenyon dated January 16, 2007	*
10.36	Summary of the Company's Non-Employee Director Compensation Policy	*
10.37	Royalty Agreement between the Company and Kuslima Shogen, dated July 24, 1991 and Amendment to Royalty Agreement, dated April 16, 2001	*
10.38	Office Lease Agreement, dated March 14, 2007, between I&G Garden State, LLC and the Company	*
10.39	Form of Distribution and Marketing Agreement, dated July 25, 2007, between the Company and USP Pharma Spolka Z.O.O.	*^
10.40	Form of Securities Purchase Agreement, dated July 25, 2007, between the Company and Unilab LP.	*
10.41
License Agreement, dated January 14, 2008, between the Company and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q, filed on March 7, 2008)
*^
10.42
Supply Agreement, dated January 14, 2008, between the Company and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed on March 7, 2008)
*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
10.43
Purchase and Supply Agreement, dated January 14, 2008, between the Company and Scientific Protein Laboratories LLC (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed on March 7, 2008)
*
10.44	Amendment No. 1 to 1993 Stock Option Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*
10.45	Retirement Agreement, dated April 25, 2008, between the Company and Kuslima Shogen (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 28, 2008)	*~
10.46	Securities Purchase Agreement dated October 19, 2009 by and among the Company and the investors named therein	*
10.47	Investors Rights Agreement dated October 19, 2009 by and among the Company and the investors named therein	*
10.48	Security Agreement dated October 19, 2009 by and among the Company, the agent named therein and the secured parties named therein	*
10.49	Escrow Agreement by and among the Company and the parties named therein dated October 19, 2009	*
10.50	Employment Agreement by and between the Company and Charles Muniz dated October 19, 2009	*~
10.51	Termination Agreement between the Company and Par Pharmaceutical, Inc.	+
10.52	Amendment to the Retirement Agreement, dated April 25, 2008, between the Company and Kuslima Shogen	+
21.1	Subsidiaries of Registrant	*
23.1	Consent of J.H. Cohn LLP	+
23.2	Consent of KPMG LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference
+	Filed herewith
^	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
~	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFACELL CORPORATION

Dated: November 13, 2009	By: /s/ CHARLES MUNIZ Charles Muniz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2009	/s/ CHARLES MUNIZ Charles Muniz, Chief Executive Officer, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

Dated: November 13, 2009	/s/ DAVID SIDRANSKY David Sidransky, M.D., Chairman of the Board

Dated: November 13, 2009	/s/ JOHN P. BRANCACCIO John P. Brancaccio, Director

Dated: November 13, 2009	/s/ STEPHEN K. CARTER Stephen K. Carter, M.D., Director

Dated: November 13, 2009	/s/ DONALD R. CONKLIN Donald R. Conklin, Director

Dated: November __, 2009	_______________________ Kuslima Shogen, Director

Dated: November 13, 2009	/s/ PAUL M. WEISS Paul M. Weiss, Ph.D., Director

Alfacell Corporation

Index to Financial Statements

Page
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm: J.H. Cohn LLP	F-2

Report of Independent Registered Public Accounting Firm: KPMG LLP	F-3

Independent Auditors’ Report of Armus, Harrison & Co.	F-5

Balance Sheets - July 31, 2009 and 2008	F-6

Statements of Operations - Years ended July 31, 2009, 2008,
and 2007 and the Period from August 24, 1981
(Date of Inception) to July 31, 2009	F-7

Statement of Stockholders’ Equity (Deficiency)
Period from August 24, 1981
(Date of Inception) to July 31, 2009	F-8

Statements of Cash Flows - Years ended July 31, 2009, 2008,
and 2007 and Period from August 24, 1981
(Date of Inception) to July 31, 2009	F-15

Notes to Financial Statements - Years ended July 31, 2009,
2008 and 2007 and the Period from August 24, 1981
(Date of Inception) to July 31, 2009	F-18

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alfacell Corporation

We have audited the accompanying balance sheets of Alfacell Corporation (a development stage company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 2009 and for the period from August 24, 1981 (date of inception) to July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Alfacell Corporation for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 1993 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 2009 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacell Corporation as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2009 and for the period from August 24, 1981 (date of inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. Cohn LLP
Roseland, New Jersey
November 13, 2009

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

/s/ Armus, Harrison & Co.
Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

ALFACELL CORPORATION
(A Development Stage Company)

Balance Sheets

July 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$129,194	$4,661,656
Prepaid expenses	54,494	165,259
Total current assets	183,688	4,826,915

Property and equipment, net of accumulated depreciation and amortization of $377,134 in 2009 and $342,031 in 2008	108,018	143,121

Other assets	266,280	350,000

Total assets	$557,986	$5,320,036

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$407,273	$1,252,478
Accrued clinical trial expenses	459,911	882,386
Accrued professional service fees	350,486	511,779
Accrued compensation expense	207,245	227,803
Current portion of obligations under capital lease	4,299	3,453
Other accrued expenses	2,890	4,135
Total current liabilities	1,432,104	2,882,034

Other liabilities:
Accounts payable, net of current portion	444,223	–
Obligations under capital lease, net of current portion	12,641	16,940
Accrued retirement benefits	335,250	510,000
Deferred rent	284,134	267,668
Deferred revenue	5,200,000	5,200,000
Total other liabilities	6,276,248	5,994,608

Total liabilities	7,708,352	8,876,642

Commitments and Contingencies

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at July 31, 2009 and 2008	–	–
Common stock $.001 par value. Authorized 100,000,000 shares at July 31, 2009 and 2008; issued and outstanding 47,313,880 shares and 47,276,880 shares at July 31, 2009 and 2008, respectively	47,314	47,277
Capital in excess of par value	101,734,572	100,788,973
Deficit accumulated during development stage	(108,932,252)	(104,392,856)
Total stockholders’ equity (deficiency)	(7,150,366)	(3,556,606)

Total liabilities and stockholders’ equity (deficiency)	$557,986	$5,320,036

See accompanying notes to financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Operations

Years ended July 31, 2009, 2008 and 2007
and the Period from August 24, 1981
(Date of Inception) to July 31, 2009

	2009	2008	2007	August 24, 1981 (date of inception) to July 31, 2009

Sales	$–	$–	$–	$553,489

Operating expenses:
Cost of sales	–	–	–	336,495
Research and development	3,268,348	8,503,110	5,543,175	72,581,880
General and administrative	2,431,121	5,797,355	4,092,990	40,963,889
Total operating expenses	5,699,469	14,300,465	9,636,165	113,882,264

Loss from operations	(5,699,469)	(14,300,465)	(9,636,165)	(113,328,775)

Investment income	25,633	227,591	370,650	2,302,081
Other income	–	–	–	99,939
Interest expense:
Related parties	–	–	–	(1,147,547)
Others	(5,427)	(3,607)	(96)	(2,883,206)

Loss before state tax benefit	(5,679,263)	(14,076,481)	(9,265,611)	(114,957,508)

State tax benefit	1,139,867	1,755,380	510,467	6,025,256

Net loss	$(4,539,396)	$(12,321,101)	$(8,755,144)	$(108,932,252)

Loss per basic and diluted common share	$(0.10)	$(0.26)	$(0.19)

Weighted average number of shares outstanding – basic and diluted	47,313,000	46,919,000	44,958,000

See accompanying notes to financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)

Period from August 24, 1981
(Date of Inception) to July 31, 2009

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)
Issuance of shares to officers and stockholders for equipment, research and development, and expense reimbursement	712,500	$713	$212,987	$—	$—	$—	$—	$213,700
Issuance of shares for organizational legal service	50,000	50	4,950	—	—	—	—	5,000
Sale of shares for cash, net	82,143	82	108,418	—	—	—	—	108,500
Adjustment for 3 for 2 stock split declared September 8, 1982	422,321	422	(422)	—	—	—	—	—
Net loss	—	—	—	—	(121,486)	—	—	(121,486)
Balance at July 31, 1982	1,266,964	1,267	325,933	—	(121,486)	—	—	205,714
					—
Issuance of shares for equipment	15,000	15	13,985	—	—	—	—	14,000
Sale of shares to private investors	44,196	44	41,206	—	—	—	—	41,250
Sale of shares in public offering, net	660,000	660	1,307,786	—	—	—	—	1,308,446
Issuance of shares under stock grant program	20,000	20	109,980	—	—	—	—	110,000
Exercise of warrants, net	1,165	1	3,494	—	—	—	—	3,495
Net loss	—	—	—	—	(558,694)	—	—	(558,694)
Balance at July 31, 1983	2,007,325	2,007	1,802,384	—	(680,180)	—	—	1,124,211

Exercise of warrants, net	287,566	287	933,696	—	—	—	—	933,983
Issuance of shares under stock grant program	19,750	20	101,199	—	—	—	—	101,219
Issuance of shares under stock bonus plan for directors and consultants	130,250	131	385,786	—	—	—	—	385,917
Net loss	—	—	—	—	(1,421,083)	—	—	(1,421,083)
Balance at July 31, 1984	2,444,891	2,445	3,223,065	—	(2,101,263)	—	—	1,124,247

Issuance of shares under stock grant program	48,332	48	478,057	—	—	—	—	478,105
Issuance of shares under stock bonus plan for directors and consultants	99,163	99	879,379	—	—	—	—	879,478
Shares canceled	(42,500)	(42)	(105,783)	—	—	—	—	(105,825)
Exercise of warrants, net	334,957	335	1,971,012		—	—	—	1,971,347
Net loss	—	—	—	—	(2,958,846)	—	—	(2,958,846)
Balance at July 31, 1985	2,884,843	2,885	6,445,730	—	(5,060,109)	—	—	1,388,506

Issuance of shares under stock grant program	11,250	12	107,020	—	—	—	—	107,032
Issuance of shares under stock bonus plan for directors and consultants	15,394	15	215,385	—	—	—	—	215,400
Exercise of warrants, net	21,565	21	80,977	—	—	—	—	80,998
Net loss	—	—	—	—	(2,138,605)	—	—	(2,138,605)
Balance at July 31, 1986 (carried forward)	2,933,052	2,933	6,849,112	—	(7,198,714)	—	—	(346,669)

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)

Balance at July 31, 1986 (brought forward)	2,933,052	$2,933	$6,849,112	$—	$(7,198,714)	$—	$—	$(346,669)

Exercise of warrants, net	14,745	15	147,435	—	—	—	—	147,450
Issuance of shares under stock bonus plan for directors and consultants	5,000	5	74,995	—	—	—	—	75,000
Issuance of shares for services	250,000	250	499,750	—	—	—	—	500,000
Sale of shares to private investors, net	5,000	5	24,995	—	—	—	—	25,000
Net loss	—	—	—	—	(2,604,619)	—	—	(2,604,619)
Balance at July 31, 1987	3,207,797	3,208	7,596,287	—	(9,803,333)	—	—	(2,203,838)

Issuance of shares for legal and consulting services	206,429	207	724,280	—	—	—	—	724,487
Issuance of shares under employment incentive program	700,000	700	2,449,300	—	—	—	(2,450,000)	—
Issuance of shares under stock grant program	19,000	19	66,481	—	—	—	—	66,500
Exercise of options, net	170,000	170	509,830	—	—	—	—	510,000
Issuance of shares for litigation settlement	12,500	12	31,125	—	—	—	—	31,137
Exercise of warrants, net	63,925	64	451,341	—	—	—	—	451,405
Sale of shares to private investors	61,073	61	178,072	—	—	—	—	178,133
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	449,167	449,167
Net loss	—	—	—	—	(3,272,773)	—	—	(3,272,773)
Balance at July 31, 1988	4,440,724	4,441	12,006,716	—	(13,076,106)	—	(2,000,833)	(3,065,782)
				—
Sale of shares for litigation settlement	135,000	135	1,074,703	—	—	—	—	1,074,838
Conversion of debentures, net	133,333	133	399,867	—	—	—	—	400,000
Sale of shares to private investors	105,840	106	419,894	—	—	—	—	420,000
Exercise of options, net	1,000	1	3,499	—	—	—	—	3,500
Issuance of shares under employment agreement	750,000	750	3,749,250	—	—	—	(3,750,000)	—
Issuance of shares under the 1989 Stock Plan	30,000	30	149,970	—	—	—	(150,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	1,050,756	1,050,756
Net loss	—	—	—	—	(2,952,869)	—	—	(2,952,869)
Balance at July 31, 1989	5,595,897	5,596	17,803,899	—	(16,028,975)	—	(4,850,077)	(3,069,557)

Issuance of shares for legal and consulting services	52,463	52	258,725	—	—	—	—	258,777
Issuance of shares under the 1989 Stock Plan	56,000	56	335,944	—	—	—	(336,000)	—
Sale of shares for litigation settlement	50,000	50	351,067	—	—	—	—	351,117
Exercise of options at, net	105,989	106	345,856	—	—	—	—	345,962

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)

Sale of shares to private investors	89,480	$90	$354,990	$—	$—	$—	$—	$355,080
Issuance of shares under employment agreement	750,000	750	3,749,250	—	—	—	(3,750,000)	—
Conversion of debentures, net	100,000	100	499,900	—	—	—	—	500,000
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	3,015,561	3,015,561
Net loss	—	—	—	—	(4,860,116)	—	—	(4,860,116)
Balance at July 31, 1990	6,799,829	6,800	23,699,631	—	(20,889,091)	—	(5,920,516)	(3,103,176)

Exercise of options, net	16,720	16	108,664	—	—	—	—	108,680
Issuance of shares for legal consulting services	87,000	87	358,627	—	—	—	—	358,714
Issuance of shares under the 1989 Stock Plan	119,000	119	475,881	—	—	—	(476,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	2,891,561	2,891,561
Net loss	—	—	—	—	(5,202,302)	—	—	(5,202,302)
Balance at July 31, 1991	7,022,549	7,022	24,642,803	—	(26,091,393)	—	(3,504,955)	(4,946,523)

Exercise of options at, net	1,000	1	3,499	—	—	—	—	3,500
Sale of shares to private investors	70,731	71	219,829	—	—	—	—	219,900
Conversion of debentures, net	94,000	94	469,906	—	—	—	—	470,000
Issuance of shares for services	45,734	46	156,944	—	—	—	—	156,990
Issuance of shares under the 1989 Stock Plan	104,000	104	285,896	—	—	—	(286,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	3,046,726	3,046,726
Net loss	—	—	—	—	(4,772,826)	—	—	(4,772,826)
Balance at July 31, 1992	7,338,014	7,338	25,778,877	—	(30,864,219)	—	(744,229)	(5,822,233)

Sale of shares to private investors	352,667	353	735,147	—	—	—	—	735,500
Issuance of shares for legal services	49,600	50	132,180	—	—	—	—	132,230
Issuance of shares for services	5,000	5	9,995	—	—	—	(10,000)	—
Issuance of shares under the 1989 Stock Plan	117,000	117	233,883	—	—	—	(234,000)	—
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	664,729	664,729
Net loss	—	—	—	—	(2,357,350)	—	—	(2,357,350)
Balance at July 31, 1993	7,862,281	7,863	26,890,082	—	(33,221,569)	—	(323,500)	(6,647,124)

Conversion of debentures, net	425,400	425	1,701,575	—	—	—	—	1,702,000
Sale of shares to private investors, net	743,000	743	1,710,048	—	—	—	—	1,710,791
Conversion of short-term borrowings	72,800	73	181,927	—	—	—	—	182,000
Issuance of shares for services	16,200	16	43,334	—	—	—	—	43,350

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)
Issuance of shares under the 1989 Stock Plan, for services	5,000	$5	$14,995	$—	$—	$—	$—	$15,000
Issuance of options to related parties upon conversion of
accrued interest, payroll and expenses	—	—	3,194,969	—	—	—	—	3,194,969
Repurchase of stock options from related party	—	—	(198,417)	—	—	—	—	(198,417)
Issuance of options upon conversion of accrued interest	—	—	142,441	—	—	—	—	142,441
Common stock to be issued	—	—	—	50,000	—	—	—	50,000
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	265,000	265,000
Net loss	—	—	—	—	(2,234,428)	—	—	(2,234,428)
Balance at July 31, 1994	9,124,681	9,125	33,680,954	50,000	(35,455,997)	—	(58,500)	(1,774,418)

Sale of shares to private investors, net	961,000	961	2,023,241	(50,000)	—	—	—	1,974,202
Conversion of short-term borrowings	17,600	17	43,983	—	—	—	—	44,000
Issuance of shares for services	30,906	31	77,234	—	—	—	—	77,265
Exercise of options, net	185,000	185	437,015	—	—	—	—	437,200
Common stock to be issued	—	—	—	339,008	—	—	—	339,008
Common stock to be issued, for services	—	—	—	4,800	—	—	—	4,800
Amortization of deferred compensation, restricted stock	—	—	—	—	—	—	58,500	58,500
Net loss	—	—	—	—	(1,993,123)	—	—	(1,993,123)
Balance at July 31, 1995	10,319,187	10,319	36,262,427	343,808	(37,449,120)	—	—	(832,566)

Sale of shares to private investors, net	2,953,327	2,953	8,969,655	(339,008)	—	—	—	8,633,600
Issuance of shares for services	19,995	20	70,858	(4,800)	—	—	—	66,078
Exercise of options, net	566,700	567	1,657,633	—	—	—	—	1,658,200
Sale of warrants	—	—	12,084	—	—	—	—	12,084
Issuance of options/warrants for services	—	—	50,872	—	—	—	—	50,872
Common stock to be issued	—	—	—	258,335	—	—	—	258,335
Subscription receivable	—	—	—	—	—	(254,185)	—	(254,185)
Net loss	—	—	—	—	(2,942,152)	—	—	(2,942,152)
Balance at July 31, 1996	13,859,209	13,859	47,023,529	258,335	(40,391,272)	(254,185)	—	6,650,266

Sale of shares to private investors, net	112,000	112	503,888	—	—	—	—	504,000
Issuance of options for services	—	—	76,504	—	—	—	—	76,504
Exercise of options, net	729,134	729	2,620,359	(258,335)	—	254,185	—	2,616,938
Exercise of warrants, net	147,450	148	737,102	—	—	—	—	737,250
Net loss	—	—	—	—	(5,018,867)	—	—	(5,018,867)
Balance at July 31, 1997 (carried forward)	14,847,793	14,848	50,961,382	—	(45,410,139)	—	—	5,566,091

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)

Balance at July 31, 1997 (brought forward)	14,847,793	$14,848	$50,961,382	$—	$(45,410,139)	$—	$—	$5,566,091

Sale of shares to private investors, net	2,337,150	2,337	4,199,877	—	—	—	—	4,202,214
Issuance of options for services	—	—	199,954	—	—	—	—	199,954
Exercise of warrants, net	4,950	5	11,080	—	—	—	—	11,085
Issuance of shares for services, net	50,000	50	99,950	—	—	—	—	100,000
Net loss	—	—	—	—	(6,387,506)	—	—	(6,387,506)
Balance at July 31, 1998	17,239,893	17,240	55,472,243	—	(51,797,645)	—	—	3,691,838

Issuance of options for services	—	—	205,593	—	—	—	—	205,593
Issuance of shares for services, net	46,701	46	16,359	—	—	—	—	16,405
Net loss	—	—	—	—	(3,156,636)	—	—	(3,156,636)
Balance at July 31, 1999	17,286,594	17,286	55,694,195	—	(54,954,281)	—	—	757,200

Sale of shares to private investors, net	875,000	875	547,417	—	—	—	—	548,292
Exercise of options, net	95,000	95	45,755	—	—	—	—	45,850
Issuance of shares for services, net	174,965	175	92,009	—	—	—	—	92,184
Vesting of options previously issued for services	—	—	146,912	—	—	—	—	146,912
Net loss	—	—	—	—	(1,722,298)	—	—	(1,722,298)
Balance at July 31, 2000	18,431,559	18,431	56,526,288	—	(56,676,579)	—	—	(131,860)
Sale of shares to private investors, net	863,331	863	955,561	—	—	—	—	956,424
Exercise of options, net	165,555	166	83,565	—	—	—	—	83,731
Issuance of shares for services, net	11,800	12	10,018	—	—	—	—	10,030
Exercise of convertible debentures, net	330,000	330	296,670	—	—	—	—	297,000
Issuance of warrants with convertible debt	—	—	178,807	—	—	—	—	178,807
Issuance of options for services	—	—	160,426	—	—	—	—	160,426
Net loss	—	—	—	—	(2,294,936)	—	—	(2,294,936)
Balance at July 31, 2001	19,802,245	19,802	58,211,335	—	(58,971,515)	—	—	(740,378)
Sale of shares to private investors, net	2,622,122	2,623	1,047,925	—	—	—	—	1,050,548
Exercise of stock options and warrants	186,000	186	92,814	—	—	—	—	93,000
Issuance of shares for services, net	78,340	78	64,048	—	—	—	—	64,126
Exercise of convertible debentures, net	72,214	72	64,921	—	—	—	—	64,993
Vesting of options previously issued for services	—	—	173,436	—	—	—	—	173,436
Net loss	—	—	—	—	(2,591,162)	—	—	(2,591,162)
Balance at July 31, 2002 (carried forward)	22,760,921	22,761	59,654,479	—	(61,562,677)	—	—	(1,885,437)

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)

Balance at July 31, 2002 (brought forward)	22,760,921	$22,761	$59,654,479	$—	$(61,562,677)	$—	$—	$(1,885,437)

Sale of shares to private investors, net	1,315,000	1,315	652,312	—	—	—	—	653,627
Exercise of stock options and warrants	764,000	764	376,896	—	—	—	—	377,660
Issuance of shares for payment of accounts payable	186,208	186	94,037	—	—	—	—	94,223
Issuance of options for services rendered	—	—	75,521	—	—	—	—	75,521
Vesting of options previously issued for services	—	—	10,038	—	—	—	—	10,038
Issuance of warrants in connection with debt issuances	—	—	594,219	—	—	—	—	594,219
Net loss	—	—	—	—	(2,411,532)	—	—	(2,411,532)
Balance at July 31, 2003	25,026,129	25,026	61,457,502	—	(63,974,209)	—	—	(2,491,681)
Sale of shares to private investors, net	3,035,200	3,036	10,732,942	—	—	—	—	10,735,978
Exercise of stock options and warrants	3,100,160	3,100	4,155,397	—	—	—	—	4,158,497
Issuance of shares for payment of accounts payable	14,703	15	52,161	—	—	—	—	52,176
Issuance of shares for conversion of subordinated debentures	3,042,817	3,043	924,829	—	—	—	—	927,872
Issuance of shares for services rendered	128,876	128	288,372	—	—	—	—	288,500
Issuance of options for services rendered	—	—	280,612	—	—	—	—	280,612
Net loss	—	—	—	—	(5,070,307)	—	—	(5,070,307)
Balance at July 31, 2004	34,347,885	34,348	77,891,815	—	(69,044,516)	—	—	8,881,647
Exercise of stock options and warrants, net	438,372	438	306,717	—	—	—	—	307,155
Issuance of shares and warrants for conversion of subordinated debentures	1,744,978	1,745	462,754	—	—	—	—	464,499
Issuance of shares for services rendered	3,000	3	13,497	—	—	—	—	13,500
Issuance of options and warrants for services rendered	—	—	16,789	—	—	—	—	16,789
Net loss	—	—	—	—	(6,461,920)	—	—	(6,461,920)
Balance at July 31, 2005	36,534,235	36,534	78,691,572	—	(75,506,436)	—	—	3,221,670
Sale of shares to private investors, net	6,632,099	6,632	10,977,288	—	—	—	—	10,983,920
Exercise of stock options and warrants, net	1,122,827	1,123	1,347,201	—	—	—	—	1,348,324
Issuance of stock options and warrants for services rendered	—	—	1,489,264	—	—	—	—	1,489,264
Net loss	—	—	—	—	(7,810,175)	—	—	(7,810,175)
Balance at July 31, 2006 (carried forward)	44,289,161	44,289	92,505,325	—	(83,316,611)	—	—	9,233,003

ALFACELL CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)

Balance at July 31, 2006 (brought forward)	44,289,161	$44,289	$92,505,325	$—	$(83,316,611)	$—	$—	$9,233,003
Sale of shares to private investors, net	553,360	553	1,368,104	—	—	—	—	1,368,657
Exercise of stock options and warrants, net	1,438,359	1,439	1,504,261	—	—	—	—	1,505,700
Stock-based compensation expense	—	—	2,426,264	—	—	—	—	2,426,264
Net loss	—	—	—	—	(8,755,144)	—	—	(8,755,144)
Balance at July 31, 2007	46,280,880	46,281	97,803,954	—	(92,071,755)	—	—	5,778,480
Exercise of stock options and warrants, net	996,000	996	686,044	—	—	—	—	687,040
Stock-based compensation expense	—	—	2,298,975	—	—	—	—	2,298,975
Net loss	—	—	—	—	(12,321,101)	—	—	(12,321,101)
Balance at July 31, 2008	47,276,880	47,277	100,788,973	—	(104,392,856)	—	—	(3,556,606)
Exercise of stock options and warrants, net	37,000	37	13,183	—	—	—	—	13,220
Stock-based compensation expense	—	—	932,416	—	—	—	—	932,416
Net loss	—	—	—	—	(4,539,396)	—	—	(4,539,396)
Balance at July 31, 2009	47,313,880	$47,314	$101,734,572	$—	$(108,932,252)	$—	$—	$(7,150,366)

See accompanying notes to financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Cash Flows

Years ended July 31, 2009, 2008 and 2007
and the Period from August 24, 1981
(Date of Inception) to July 31, 2009

	2009	2008	2007	August 24, 1981 (date of inception) to July 31, 2009
Cash flows from operating activities:
Net loss	$(4,539,396)	$(12,321,101)	$(8,755,144)	$(108,932,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable equity securities	--	--	--	(25,963)
Depreciation and amortization	35,103	51,451	39,063	1,745,594
Loss on disposal of property and equipment	--	--	--	18,926
Loss on lease termination	--	--	30,964	30,964
Stock-based compensation expense	932,416	2,298,975	2,426,264	13,863,932
Amortization of deferred rent	16,466	155,549	14,155	186,170
Amortization of debt discount	--	--	--	594,219
Amortization of deferred compensation	--	--	--	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	110,765	(15,052)	(83,117)	(114,361)
Decrease (increase) in loans receivable, related party	--	180,397	(9,527)	96,051
Decrease (increase) in other assets	83,720	35,000	(385,000)	(266,280)
Increase in loans and interest payable, related party	--	--	--	744,539
(Decrease) increase in accounts payable	(400,982)	819,692	(853,384)	1,358,131
Increase in accrued payroll and expenses, related parties	--	--	--	2,348,145
(Decrease) increase in accrued retirement benefits	(94,308)	612,000	--	517,692
(Decrease) increase in accrued expenses	(686,013)	126,988	89,859	1,556,973
Increase in deferred revenue	--	5,100,000	100,000	5,200,000
Net cash used in operating activities	(4,542,229)	(2,956,101)	(7,385,867)	(69,635,520)

Cash flows from investing activities:
Purchase of marketable equity securities	--	--	--	(290,420)
Purchase of short-term investments	--	--	--	(1,993,644)
Proceeds from sale of marketable equity securities	--	--	--	316,383
Proceeds from sale of short-term investments	--	--	--	1,993,644
Capital expenditures	--	(34,070)	(38,858)	(1,605,066)
Patent costs	--	--	--	(97,841)
Net cash used in investing activities	--	(34,070)	(38,858)	(1,676,944)

ALFACELL CORPORATION
(A Development Stage Company)

Statements of Cash Flows, Continued

	2009	2008	2007	August 24, 1981 (date of inception) to July 31, 2009
Cash flows from financing activities:
Proceeds from short-term borrowings	$--	$--	$--	$874,500
Payment of short-term borrowings	--	--	--	(653,500)
Increase in loans payable, related party, net	--	--	--	2,628,868
Proceeds from bank debt and other long-term debt, net of deferred debt costs	--	--	--	3,667,460
Reduction of bank debt and long-term debt	--	--	--	(2,966,568)
Payment of capital lease obligation	(3,453)	(3,385)	--	(6,838)
Proceeds from issuance of common stock, net	--	--	1,368,657	53,102,893
Proceeds from exercise of stock options and warrants, net	13,220	687,040	1,505,700	14,080,850
Proceeds from issuance of convertible debentures, related party	--	--	--	297,000
Proceeds from issuance of convertible debentures, unrelated party	--	--	--	416,993
Net cash provided by financing activities	9,767	683,655	2,874,357	71,441,658
Net increase (decrease) in cash and cash equivalents	(4,532,462)	(2,306,516)	(4,550,368)	129,194
Cash and cash equivalents at beginning of period	4,661,656	6,968,172	11,518,540	--
Cash and cash equivalents at end of period	$129,194	$4,661,656	$6,968,172	$129,194

Supplemental disclosure of cash flow information – interest paid	$5,427	$3,607	$96	$1,723,260

Noncash investing and financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$-	$2,725,000

Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$-	$3,242,000

Conversion of short-term borrowings to common stock	$-	$-	$-	$226,000

Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$-	$(198,417)

Conversion of accrued interest to stock options	$-	$-	$-	$142,441
Conversions of accounts payable to common stock	$-	$-	$-	$506,725

ALFACELL CORPORATION
(A Development Stage Company)
Statements of Cash Flows, Continued

	2009	2008	2007	August 24, 1981 (date of inception) to July 31, 2009

Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$-	$1,699,072

Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$-	$1,863,514

Issuance of common stock and warrants upon the conversion of convertible subordinated debentures and accrued interest, other	$-	$-	$-	$1,584,364

Issuance of common stock for services rendered	$-	$-	$-	$2,460

Lease incentive allowance	$-	$-	$67,000	$67,000

Issuance of warrants with notes payable	$-	$-	$-	$594,219

Acquisition of equipment through capital lease obligation	$-	$23,778	$-	$23,778

See accompanying notes to financial statements.

Notes to Financial Statements

Years ended July 31, 2009, 2008 and 2007
and the Period From August 24, 1981
(Date of Inception) to July 31, 2009

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

The Company is engaged in the research, development, and commercialization of drugs for the treatment of various forms of cancer and other life threatening diseases.  As of July 31, 2009, the Company is pursuing various available strategic alternatives to raise additional funds.  The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities.  The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization.  The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates.  There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations.  Accordingly, the Company’s future success is uncertain.

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets.  Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations for the period in which the transaction takes place.  Total depreciation and amortization expense for the years ended July 31, 2009, 2008 and 2007, was $35,103, $51,451, and $39,063, respectively.

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

Other Assets

Other assets consist of the following:

	2009	2008
Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company. The cash held by the bank is restricted as to use for the term of the standby letter of credit.	$266,280	$350,000

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

In January 2008, the Company entered into a marketing and distribution agreement with BL&H Co. Ltd. for the commercialization of ONCONASE® in Korea, Taiwan and Hong Kong. Under the agreement, the Company received a $0.1 million up-front fee and are eligible to receive additional cash milestones and 50% of net sales in the territory. The Company will be responsible for the manufacture and supply of ONCONASE® to BL&H, while BL&H will be responsible for all activities and costs related to regulatory filings and commercial activities in the territory.

In January 2008, the Company entered into a U.S. License Agreement for ONCONASE® with Par Pharmaceutical, Inc. (“Par”).  Under the terms of the License Agreement, Strativa Pharmaceuticals (“Strativa”), the proprietary products division of Par, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the United States and its territories.  The Company retained all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals, as well as all rights for those non-U.S. jurisdictions in which the Company has not currently granted any such rights or obligations to third parties.  The Company received a cash payment of $5 million upon the signing of the License Agreement and would have been entitled to additional development and sales milestone payments and double-digit royalties on net sales of ONCONASE®.

On September 8, 2009, the Company and Par entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) pursuant to which the Company’s License Agreement and Supply Agreement with Par were terminated. The License Agreement was terminated and all rights under the license granted to Par revert back to the Company under the Termination Agreement.  Under the Supply Agreement, the Company had agreed to supply all of Par’s requirements for ONCONASE®. Pursuant to the Termination Agreement, Par will be entitled to a royalty of 2% of net sales of ONCONASE® or any other ranpirnase product developed by the Company for use in the treatment of cancer in the United States and its territories commencing with the first sale of such product and terminating upon the later to occur of the 12th anniversary of the first sale and the date of expiration of the last valid claim of a pending application or issued patent owned or controlled by the Company with respect to such product.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted SFAS 159 as of August 1, 2008, and determined that it did not have a material impact on its reported financial results.

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-03”).  EITF 07-03 addresses the diversity that exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities.  The EITF concluded that an entity must defer and capitalize nonrefundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed.  EITF 07-03 will be effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007.  The Company adopted EITF 07-03 as of August 1, 2008, and determined that it did not have a material impact on its reported financial results.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require new fair value measurements.  The Company adopted SFAS 157 as of August 1, 2008, and determined that it did not have a material impact on its reported financial results.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to SFAS Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, (“FSP 157-1”).  FSP 157-1 amends SFAS 157 to exclude SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or SFAS 141(R), regardless of whether those assets and liabilities are related to leases.  FSP 157-1 is effective upon initial adoption of SFAS 157.  The Company adopted SFAS 157 as of August 1, 2008, and determined that it did not have a material impact on its reported financial results.

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

In May 2008, the FASB issued SFAS No. 162 “Hierarchy of GAAP”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”.  The Company adopted SFAS 162 in November 2008 and determined that it did not have a material impact on its reported financial results.

In June 2008, the FASB issued EITF No. 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, (“EITF 07-05”).  EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities.”  EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted.  The Company does not expect that the adoption of EITF 07-05 will have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It sets forth the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively.  The Company adopted the provisions of SFAS 165 for the fiscal year ended July 31, 2009 and determined that it did not have a material impact on its reported financial results.  The Company evaluated all events or transactions that occurred after July 31, 2009 up through November 13, 2009, the date the Company issued these financial statements.  Please see Note 13 - Subsequent Events for disclosures required by SFAS 165.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles in the United States of America (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, all non-SEC accounting and reporting standards will be superseded.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  After SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The Company does not expect that the adoption of SFAS 168 will have a material impact on its financial statements.

(2)	Liquidity

The Company has reported net losses of $4,539,000, $12,321,000, and $8,755,000 and negative cash flows from operating activities of $4,542,000, $2,956,000 and $7,386,000 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.  As of July 31, 2009, the Company had net working capital deficit of $1,248,000, and cash and cash equivalents of $129,000.  The loss from date of inception, August 24, 1981, to July 31, 2009 amounts to $108,932,000.  Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company is also pursuing available strategic alternatives which focuses on, but not be limited to, strategic partnership transactions, and could include a possible sale of the Company.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto.  The Company expects that its cash balances as of July 31, 2009, after taking into consideration the cash infusion received in October 2009 (see Note 13 – Subsequent Events), will be sufficient to support its activities into the fourth quarter of its fiscal year 2010, based on its reduced level of operations.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.  The Company may also obtain additional capital through the exercise of outstanding options and warrants and the sale of its tax benefit, although it cannot provide any assurance of such exercises or sale or the amount of capital it will receive, if any.

The Company’s audited financial statements for the fiscal year ended July 31, 2009, were prepared under the assumption that the Company will continue its operations as a going concern.  Continued operations are dependent on the Company’s ability to raise various sources of capital described above.  Such capital formation activities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3)	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended July 31,
	2009	2008	2007
Numerator:
Net loss	$(4,539,396)	$(12,321,101)	$(8,755,144)
Denominator:
Weighted average number of common shares outstanding	47,313,000	46,919,000	44,958,000
Loss per common share - basic and diluted	$(0.10)	$(0.26)	$(0.19)

	Year Ended July 31,
	2009	2008	2007
Potentially dilutive securities:
Warrants	8,495,650	14,862,534	16,070,748
Stock options	4,771,650	6,353,067	4,867,039
Total potentially dilutive securities	13,267,300	21,215,601	20,937,787

As the Company has incurred a net loss for all periods presented, basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

(4)	Property and Equipment

Property and equipment, at cost, consists of the following at July 31:

	2009	2008
Laboratory equipment	$276,202	$276,202
Office equipment	118,172	118,172
Leasehold improvements	90,778	90,778
Less accumulated depreciation and amortization	(377,134)	(342,031)
Property and equipment, net	$108,018	$143,121

During the fiscal year ended July 31, 2007, the Company wrote off the following fully depreciated and unusable property and equipment:

	Amount	Accumulated Depreciation
Laboratory equipment	$505,869	$505,869
Office equipment	235,495	235,495
Leasehold improvements	97,833	97,833
Total	$839,197	$839,197

(5)	Stockholders' Equity

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

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 265,000 stock options to the independent members of its board of directors with an exercise price of $1.72 per share and a six-year exercise term.  The aggregate grant date fair market value of these options, $275,865, is being amortized over the one-year vesting period.  The Company recognized an aggregate compensation expense of $154,705 and $121,160 for the fiscal years ended July 31, 2008 and 2009, respectively.

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

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 330,000 stock options to various non-employee consultants for serving as the Company’s scientific advisors and research collaborators and for contributions made on behalf of the Company’s pre-clinical and clinical research programs.  Of these options, 110,000 vested immediately, 50% of the balance will vest after one year and the remaining 50% of the balance will vest after two years.  The options have an exercise price of $1.75 per share and a ten-year term.  Under the variable accounting provisions of EITF 96-18, the aggregate grant date fair market value of these options, $456,730, is being amortized over the vesting period and is being re-measured as of each reporting period.  The aggregate re-measured fair market value of these options was estimated to be $189,872 and $174,153, for the fiscal years ended July 31, 2008 and 2009, respectively.

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

During the fiscal year ended July 31, 2008, the Company entered into a retirement agreement (see Note 12) with Kuslima Shogen, its CEO.  Under the terms of the agreement, the Company issued 1,000,000 stock options with an exercise price of $2.00 per share.  The options have a ten-year contractual term and will become exercisable only upon the approval of an ONCONASE® NDA by the United States Food and Drug Administration (“FDA”) for the treatment of malignant mesothelioma.  The grant date fair market value of these options, $1,900,000, is being amortized over the estimated vesting period.  The Company recognized compensation expense of $429,762 and $619,762 for the fiscal years ended July 31, 2008 and 2009, respectively.

During the fiscal year ended July 31, 2009, the Company issued an aggregate of 37,000 shares of its common stock upon the exercise of stock options by various employees at per share exercise prices ranging from $0.26 to $0.54.  The Company realized aggregate gross proceeds of $13,220 from these exercises.

During the fiscal year ended July 31, 2009, the Company issued an aggregate of 265,000 stock options to the independent members of its board of directors with an exercise price of $0.24 per share and a six-year exercise term.  The aggregate grant date fair market value of these options, $42,400, is being amortized over the one-year vesting period.  Of these options, 35,000 shares were forfeited as of July 31, 2009.  The Company recognized an aggregate compensation expense of $21,128 for the fiscal year ended July 31, 2009.

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

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal years 1994 through 2006:

Warrants	Exercise Price	Expiration
Sold in March 1994 Private Placement	800,000	$5.00	3/21/97 to 6/21/97
Outstanding at July 31, 1994	800,000	5.00	3/21/97 to 6/21/97
Sold in September 1994 Private Placement	288,506	5.50	12/9/97 to 12/14/97
Sold in October 1994 Private Placement	40,000	5.50	1/21/98
Sold in September 1995 Private Placement	47,405	4.00	10/1/98
Outstanding and exercisable at July 31, 1995	1,175,911	4.00 - 5.50	3/21/97 to 10/1/98
Issued to bank in connection with an amendment to the Company's term loan	10,000	4.19	8/31/97
Sold in September 1995 Private Placement	8,540	4.00	10/1/98
Sold in June 1996 Private Placement	313,800	7.50	8/29/99 to 9/10/99
Outstanding and exercisable at July 31, 1996	1,508,251	4.00 – 7.50	3/21/97 to 9/10/99
Exercised	(147,450)	5.00	3/21/97 to 6/21/97
Expired	(652,550)	5.00	3/21/97 to 6/21/97
Outstanding and exercisable at July 31, 1997	708,251	4.00 - 7.50	12/9/97 to 9/10/99
Sold in February 1998 Private Placement	1,168,575	2.50	8/17/01
Issued to the Placement Agent in connection with the February 1998 Private placement	350,574	2.20 – 2.50	8/17/01
Exercised	(4,950)	2.20 - 2.50	5/19/01
Expired	(338,506)	4.19 - 5.50	8/31/97 to 1/21/98
Outstanding and exercisable at July 31, 1998	1,883,944	2.20 - 7.50	10/1/98 to 8/17/01
Expired	(55,945)	4.00	10/1/98
Sold in February 2000 Private Placement	875,000	1.03 - 4.55	5/28/03 to 5/28/05
Expired	(313,800)	7.50	8/30/99 to 9/11/99
Outstanding and exercisable at July 31, 2000	2,389,199	1.03 - 4.55	5/19/01 to 5/28/05
Sold in various private placements	696,665	1.50 – 3.00	7/07/04 to 10/30/06
Issued to related parties upon conversion of note payable	330,000	1.50	7/07/06
Outstanding and exercisable at July 31, 2001	3,415,864	1.03 - 4.55	8/17/01 to 10/30/06
Expired	(1,514,199)	2.20 - 2.50	8/17/01
Sold in various private placements	2,673,422	0.75 - 1.50	11/03/06 to 9/10/07
Issued to vendor upon settlement of accounts payable	55,556	1.50	8/15/06
Issued to unrelated party for advisory services	1,500,000	0.50 - 1.50	2/6/07
Exercised	(186,000)	0.50	2/6/07
Issued to unrelated parties upon conversion of notes payable	72,214	1.50	10/31/06
Issued to unrelated parties in connection with notes payable	300,000	0.60	11/13/06 to 7/29/07

Warrants	Exercise Price	Expiration
Outstanding and exercisable at July 31, 2002	6,316,857	0.50 - 4.55	5/28/03 to 9/10/07
Expired	(437,500)	1.03 - 3.25	5/28/03
Sold in various private placements	1,315,000	1.00 - 1.50	1/24/08 to 10/31/08
Exercised	(640,000)	0.50	2/6/07
Issued to unrelated parties in connection with notes payable	665,000	0.60	9/6/07 to 3/14/08
Outstanding and exercisable at July 31, 2003	7,219,357	0.50 - 4.55	5/28/05 to 10/31/08
Sold in various private placements	2,372,512	1.25 - 12.39	9/3/08 to 5/9/09
Exercised	(2,014,273)	0.50 – 1.50	2/6/07 to 10/31/08
Issued to third party as finder’s fee	60,533	12.39	5/9/09
Issued to unrelated parties in connection with conversion of notes payable	3,733,839	1.00 - 1.10	12/4/08 to 7/15/09
Outstanding and exercisable at July 31, 2004	11,371,968	0.60 - 12.39	5/28/05 to 7/15/09
Exercised	(247,272)	0.75 – 1.25	7/16/07 to 8/5/08
Expired	(437,500)	2.50 – 4.55	5/28/05
Issued to unrelated parties in connection with conversion of notes payable	2,044,978	1.00	9/14/09 to 5/6/10
Issued to a vendor in connection with services rendered	12,500	2.50 – 3.50	4/25/08
Outstanding and exercisable at July 31, 2005	12,744,674	0.60 - 12.39	11/29/05 to 5/6/10
Exercised	(915,582)	0.75 – 1.50	7/7/06 to 9/2/08
Expired	(166,666)	3.00	11/29/05 – 12/21/05
Sold in a private placement	6,457,172	2.88	7/17/11
Outstanding at July 31, 2006	18,119,598	0.60 - 12.39	10/7/06 to 7/17/11
Exercised	(1,142,559)	0.60 – 2.88	10/7/06 to 7/17/11
Expired	(906,291)	1.50	10/12/06 – 4/9/07
Outstanding at July 31, 2007	16,070,748	0.60 - 12.39	9/6/07 to 7/17/11
Exercisable at July 31, 2007	16,070,748	0.60 - 12.39	9/6/07 to 7/17/11
Exercised	(760,000)	0.60 – 1.25	9/6/07 to 5/10/08
Expired	(448,214)	1.00 – 3.50	9/10/07 – 7/9/08
Outstanding at July 31, 2008	14,862,534	$1.00 - $12.39	8/13/08 to 7/17/11
Exercisable at July 31, 2008	14,862,534	$1.00 - $12.39	8/13/08 to 7/17/11
Expired	(6,366,884)	1.00 – 12.39	8/13/08 – 7/15/09
Outstanding at July 31, 2009	8,495,650	$1.00 - $2.88	9/14/09 to 7/17/11
Exercisable at July 31, 2009	8,495,650	$1.00 - $2.88	9/14/09 to 7/17/11

(7)	Stock Options

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

The Company recorded the following stock-based compensation expense for employees under SFAS 123(R) based on the fair value of stock options.

	Year Ended July 31,
	2009	2008	2007
Research and development	$364,149	$717,059	$794,262
General and administrative	585,159	1,346,820	1,427,859
Total stock-based compensation expense	$949,308	$2,063,879	$2,222,121
Basic and diluted loss per common share	$0.02	$.04	$0.05

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

	2009	2008	2007
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.00%	3.45%	4.78%
Expected volatility	102.13%	108.2%	107.7%
Expected term (years)	3.5	7.53	5.36
Weighted average fair value of options at grant date	$ 0.16	$ 1.64	$ 1.46
Weighted average fair value exercise price	$ 0.16	$ 1.94	$ 1.80

As of July 31, 2009, there was approximately $882,000 of total unrecognized compensation expense related to unvested options granted to employees that is expected to be recognized over a weighted average period of 2.33 years.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” (“EITF 96-18”).  The fair value of such securities is recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period or the vesting date.  During the fiscal year ended July 31, 2009, under the variable accounting provisions of EITF 96-18, the Company reduced an aggregate total of $16,892 of non-cash expense for options issued to non-employees.

Option Activity

The following table summarizes stock option activity for the period August 1, 1994 to July 31, 2009:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance August 1, 1994	1,926,841	5,935,337	$3.76
Granted	(818,850)	818,850	2.60
Exercised	--	(185,000)	2.36
Canceled/Expired	--	(1,897,500)	4.30
Balance August 1, 1995	1,107,991	4,671,687	3.39
Granted	(296,205)	296,205	3.99
Exercised	--	(656,334)	2.92
Canceled/Expired	6,500	(235,333)	4.89
Balance July 31, 1996	818,286	4,076,225	3.43
Authorized by 1997 Plan	2,000,000	--	-
Granted	(932,500)	932,500	4.90
Exercised	--	(639,500)	3.82
Canceled/Expired	484,845	(484,845)	4.70
Balance July 31, 1997	2,370,631	3,884,380	3.56
Granted	(234,333)	234,333	3.31
Canceled/Expired	91,100	(91,100)	3.81
Balance July 31, 1998	2,227,398	4,027,613	3.54
Granted	(595,000)	595,000	0.62
Canceled/Expired	443,934	(555,737)	3.97
Balance July 31, 1999	2,076,332	4,066,876	3.05
Granted	(827,000)	827,000	0.52
Exercised	--	(95,000)	0.48
Canceled/Expired	638,395	(1,031,880)	2.73
Balance July 31, 2000	1,887,727	3,766,996	2.65
Granted	(447,000)	447,000	0.85
Exercised	--	(165,555)	0.51
Canceled/Expired	774,315	(1,018,557)	3.42
Balance July 31, 2001	2,215,042	3,029,884	2.24
Granted	(544,221)	544,221	0.69
Canceled/Expired	655,840	(900,081)	2.31
Balance July 31, 2002	2,326,661	2,674,024	1.90
Granted	(630,000)	630,000	0.50
Exercised	--	(124,000)	0.47
Canceled/Expired	485,118	(736,358)	3.09
Balance July 31, 2003	2,181,779	2,443,666	1.26
Authorized by 2004 Stock Incentive Plan	8,500,000	--	-
Granted	(1,388,996)	1,388,996	5.03
Exercised	--	(666,717)	0.98
Canceled/Expired	(262,783)	(208,500)	3.20
Balance July 31, 2004	9,030,000	2,957,445	2.95
Granted	(1,073,000)	1,073,000	4.36

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercised	--	(191,100)	0.75
Canceled/Expired	290,500	(341,500)	4.57
Balance July 31, 2005	8,247,500	3,497,845	3.35
Granted	(745,000)	745,000	1.76
Exercised	--	(207,245)	0.90
Canceled/Expired	171,250	(205,250)	4.67
Balance July 31, 2006	7,673,750	3,830,350	3.10
Granted	(2,187,489)	2,187,489	1.80
Exercised	--	(295,800)	1.19		332,936
Cancelled/Expired	(26,250)	(125,000)	3.07
Forfeited	325,000	(730,000)	1.69
Balance July 31, 2007	5,785,011	4,867,039	2.85	6.28	2,277,048
Granted	(1,885,000)	1,885,000	1.94
Exercised	--	(236,000)	0.62		392,430
Cancelled/Expired	1,000	(137,000)	1.45
Forfeited	25,972	(25,972)	2.00
Balance July 31, 2008	3,926,983	6,353,067	$2.69	6.72	$84,115
Granted	(265,000)	265,000	0.24
Exercised	--	(37,000)	0.36		8,126
Cancelled/Expired	1,058,005	(1,512,905)	2.74
Forfeited	292,512	(296,512)	1.42
Balance July 31, 2009	5,012,500	4,771,650	$2.64	3.84	$12,230

Exercisable at July 31, 2007		2,616,333	$ 3.25	4.22	$1,627,756
Exercisable at July 31, 2008		3,326,816	$ 3.33	4.88	$84,115
Exercisable at July 31, 2009		3,415,650	$ 3.02	2.14	$3,030

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

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain state tax benefits.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), the Company had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, the Company received approximately $1,140,000 from the sale of its total available state tax benefit, which was recognized as state tax benefit in the fiscal year ended July 31, 2009.

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

If still available under New Jersey law, the Company will attempt to qualify and sell its new state tax benefit between July 1, 2008 and June 30, 2009 (state fiscal year 2009) in the amount of approximately $722,000.  This amount represents the net losses and research and development credits during the state fiscal year 2009.  The Company cannot estimate, however, what percentage of its saleable state tax benefit New Jersey will permit it to sell, how much money will be received in connection with the sale, if any, if the Company will be able to qualify and find a buyer for its state tax benefit or if such funds will be available in a timely manner.

At July 31, 2009 and 2008, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

Deferred tax assets:	2009		2008
Excess of book over tax depreciation and amortization	$(2,867)		$4,581
Stock options	2,628,892		2,350,272
Deferred revenue	2,080,000		2,080,000
Temporary differences	479,020		521,403
Federal and state net operating loss carryforwards	23,641,138	*	23,033,058	*
Research and experimentation credit carryforwards	2,578,601	*	3,067,618	*
Total gross deferred tax assets	31,404,784		31,056,932
Valuation allowance	(31,404,784)		(31,056,932)
Net deferred tax assets	$—		$—

*  Net of amount sold pursuant to New Jersey state tax legislation.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance.  In 2009, 2008 and 2007 the valuation allowance increased by $348,000, $3,877,000, and $3,074,000, respectively.

At July 31, 2009, the Company has federal net operating loss carryforwards of approximately $67,955,000 that expire in the years 2010 to 2029 (approximately $18,927,000 expires in the years 2010 to 2014) and state net operating loss carryforwards of approximately $8,942,000 that expire in years 2017 to 2018.  The Company also has federal research and experimentation tax credit carryforwards of approximately $2,217,000 that expire in the years 2010 to 2029 (approximately $490,000 expires in the years 2010 to 2014) and state research and experimentation tax credits of approximately $361,000 that expire in the years 2023 to 2024.  Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Effective August 1, 2007, the Company adopted FIN 48 which clarifies the accounting and disclosure for uncertainty in income taxes.  The adoption of this interpretation did not have any material impact on the Company’s financial statements, as there were no unrecognized tax benefits as of August 1, 2007 or during the fiscal year ended July 31, 2009 and 2008.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey.  For federal income tax purposes, fiscal 2006 through 2009 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations.  For New Jersey tax purposes, fiscal 2005 through 2009 tax years generally remain open for examination under a four-year statute of limitations.

(10)	Related Party Transactions

In March 2008 and September 2008, the Company engaged Champions Biotechnology, Inc. to provide certain services for approximately $12,300 and $81,200, respectively.  The Company’s non-executive Chairman of the Board of Directors, Dr. David Sidransky, is also the chairman of the board of directors as well as a principal stockholder of Champions Biotechnology, Inc.  As of July 31, 2009, the agreed amount was paid in full.

On October 19, 2009, Charles Muniz, the Company’s President, Chief Executive Officer and Chief Financial Officer, was a party to the Securities Purchase Agreement, the Investor Rights Agreement, the Security Agreement and the Escrow Agreement.  The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.  See Note 13 – Subsequent Events.

(11)	Commitments

Employment and Retirement Agreements

On April 28, 2008, the Company entered into a retirement agreement (the “Retirement Agreement”) with Ms. Shogen.  Under the terms of the Retirement Agreement, Ms. Shogen will be entitled to receive her current annual salary of $300,000 and participate in all benefit plans available for the Company’s executives through her retirement date, which will occur on or before March 31, 2009 (the “Termination Date”).  Ms. Shogen will receive retirement payments of $300,000 for each of the two years after the Termination Date.  During the fiscal year ended July 31, 2008, the Company accrued these benefits in the amount of $612,000.

On September 14, 2009, the Company entered into an amendment (the “Amendment”) to the Retirement Agreement amending certain terms.  Pursuant to the Amendment, effective as of September 14, 2009, periodic payments owed to Ms. Shogen under the Retirement Agreement during the two year period commencing April 1, 2008 will be paid at the rate of $150,000 per year, rather than at the rate of $300,000 per year as originally provided in the Retirement Agreement.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 15% of any royalties received by Alfacell pursuant to any and all license agreements entered into by Alfacell for the marketing and distribution of Licensed Products. Under the Amendment, the amount of such royalties related to net sales of Licensed Products to be received by Ms. Shogen has been reduced to 5%.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 5% of net sales of Licensed Products booked by Alfacell on its financial statements.  Under the Amendment the amount of such net sales booked by Alfacell has been reduced to 2%. Under the Amendment, in the event Alfacell obtains marketing approval for ONCONASE® from the Food and Drug Administration or the European Medicines Agency, Ms. Shogen will be entitled to receive an additional payment equal to the difference between the periodic payments actually paid to Ms. Shogen during the two year period commencing April 1, 2008 and $600,000, the original amount of periodic payments to which Ms. Shogen was entitled under the Retirement Agreement.  Such additional payment may be made by Alfacell, at its option, in cash, Alfacell common stock or a combination of both.  The Amendment is binding on the parties as of September 14, 2009 provided that the changes in payments to Ms. Shogen under the Retirement Agreement described above do not go into effect unless and until Alfacell obtains additional equity or debt financing.  Except as specifically amended in the Amendment, all terms and conditions of the Retirement Agreement remain in full force and effect.

On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz.  Pursuant to the Employment Agreement, Mr. Muniz shall serve as the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Muniz will receive an annual base salary of $300,000 and is entitled to receive cash incentive compensation or annual stock option awards as determined by the Board or the Compensation Committee of the Board from time to time. In addition, Mr. Muniz is entitled to participate in any and all employee benefit plans established and maintained by the Company for executive officers of the Company. Pursuant to the Employment Agreement, Mr. Muniz will receive an option (the “Option”), granted under and in accordance with the Company’s 2004 Stock Incentive Plan, to purchase an aggregate of 500,000 shares of Common Stock exercisable for ten years from the date the Option is granted. The Option shall vest in equal amounts on each of the first, second and third year anniversary of the grant so long as Mr. Muniz remains employed by the Company. The exercise price of the Option will equal the fair market value of the Common Stock on the date of grant.

The Employment Agreement continues in effect for two years following the date of the agreement and automatically renews for successive one-year periods, unless Mr. Muniz’s employment is terminated by him or by the Company. In the event that Mr. Muniz’s employment is terminated by the Company for any reason, then Mr. Muniz is entitled to receive his earned but unpaid base salary and incentive compensation, unpaid expense reimbursements, accrued but unused vacation and any vested benefits under any employee benefit plan of the Company. In the event that Mr. Muniz’s employment is terminated by the Company without “cause” or by Mr. Muniz for “good reason” (as such terms are defined in the Employment Agreement), then in addition to the above mentioned payments and benefits, Mr. Muniz is entitled to receive an amount equal to his then current annual base salary, payable in equal installments over 12 months in accordance with the Company’s payroll practice and all medical and health benefits for 18 months following the termination date. Mr. Muniz’s Employment Agreement requires him to refrain from competing with the Company and from hiring our employees and soliciting our customers for a period of one year following the termination of his employment with the Company for any reason.

Mr. Muniz is an investor in the Company’s Offering and is party to the Securities Purchase Agreement, the Investor Rights Agreement, the Security Agreement and the Escrow Agreement.

Lease Commitments

In November 2007, the Company entered into a capital lease agreement for its building security system for the term of five years with a payment of $635 per month.  The lease agreement also gives the Company the right to purchase the leased equipment at the end of the lease term for $1.00 plus applicable taxes.

On March 14, 2007 the Company entered into an operating lease agreement for a period of ten years to lease space to relocate its corporate headquarters and laboratories to a new location in Somerset, New Jersey.  This lease expires on the tenth anniversary plus 150 days after the commencement date of the lease which expiration date is expected to be November 2017.  The first rental payment occurred on July 3, 2007 which is the lease commencement date.  The lease may be renewed at the option of the Company for a period of two additional terms of 60 months each.  In addition, the Company has received an incentive allowance of $205,000 with an option to receive an additional incentive allowance of $105,000.  As of July 31, 2007 the Company has not exercised the additional incentive allowance of $105,000.  Both allowances must be used for the cost of leasehold improvements made to the premises.  If all or any portion of the remaining allowance is not used by the end of the original lease term  of ten years any remaining balance may not be applied to the balance of any rent due at the conclusion of the initial lease term.  As part of the operating lease agreement signed on March 14, 2007 the Company agreed to enter into an irrevocable letter of credit in the amount of $350,000 as security for such operating lease.  This irrevocable letter of credit is collateralized by $350,000 in cash which is recorded in “Other Assets” in fiscal year ended July 31, 2008.  If no event of default occurs under the operating lease the Company may reduce its security deposit under the operating lease to $250,000 on July 1, 2011, the fourth anniversary of the lease commencement date.  In the event of no default as of July 1, 2012, the fifth anniversary of the lease commencement date, the irrevocable letter of credit may be reduced to $150,000 until the initial term of the lease expires in 2017.  As of July 31, 2009, the irrevocable letter of credit was reduced by $83,720 for payment of rent.  Rent expense charged to operations was approximately $308,000 and $300,000 for fiscal year ended July 31, 2009 and 2008, respectively.

Prior to July 2007, the Company leased its facility on a month-to-month basis.  Rent expense charged to operations was approximately $160,000, and $136,000 in each of fiscal years ended July 31, 2007 and 2006, respectively.

In June 2007, the Company entered into an operating lease agreement for its office equipment for the term of five years with a payment of approximately $1,600 per month.  As part of the lease agreement, the Company agreed to terminate its existing office equipment lease.  As a result of the early termination of the existing lease, the Company recognized an expense of approximately $31,000 which will be amortized using straight-line method over the term of the lease and will be charged as a reduction from the equipment rental expense.  The new lease did not commence until August 2007.  Rent expense charged to operations was approximately $12,000 for fiscal years ended July 31, 2009 and 2008.  Under the previous lease agreement, equipment rental expense charged to operations was $16,000 and $12,000 in each of fiscal years ended July 31, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining terms in excess of one year) as of July 31, 2009:

		Payments Due in Fiscal Year
	Total	2010	2011	2012	2013	2014	2015 and Thereafter
Building lease	$2,750,685	$302,036	$317,446	$317,446	$317,446	$332,856	$1,163,455
Equipment lease	83,612	31,024	25,976	25,976	636	- -	-
Total contractual cash obligations	$2,834,297	$333,060	$343,422	$343,422	$318,082	$332,856	$1,163,455

Defined Contribution Retirement Plan (401(k) Plan)

Effective October 1, 1998, the Company adopted a 401(k) Savings Plan (the “Plan”).  Qualified employees may participate by contributing to the Plan subject to certain Internal Revenue Service restrictions.  The Company will match an amount equal to 50% of the first 6% of each participant’s contribution.  The Company’s contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted.  In April 2009, the Plan was amended to suspend the Company’s matching contribution.  For the fiscal years ended July 31, 2009, 2008 and 2007, the Company's contributions to the Plan amounted to $17,252, $46,921, and $34,080, respectively.

(12)	Contingencies

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

On October 9, 2009, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed a complaint, Love v. Alfacell Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, and a direct claim for negligent misrepresentation in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patients deaths would occur in the Phase IIIb trial.  The Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

Premier Research Group filed and served a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Essex County, on or about July 26, 2009, seeking the recovery of professional fees that arose from clinical trials purportedly performed in Europe by Premier Research Group as signee of a contract between Alfacell Corporation and IMFORM GmbH dated October 27, 2005.  An Answer with Separate Defenses and Counterclaim was filed on or about July 30, 2009.  This case remains in the early stages of discovery.

I & G Garden State, LLC (“Landlord”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  Although Landlord filed this complaint, Landlord has been drawing funds from the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of $350,000.

(13)	Subsequent Events

On September 8, 2009, the Company and Par entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) pursuant to which the License Agreement and Supply Agreement, each dated January 14, 2008 between Alfacell and Par, were terminated.  See Note 1 – Summary of Significant Accounting Policies – Revenue Recognition.

On September 14, 2009, the Company entered into an amendment (the “Amendment”) to the Retirement Agreement between the Company and Kuslima Shogen, the Company’s former CEO and scientific founder.  See Note 11 – Commitments – Employment and Retirement Agreements.

On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz the Company’s President, Chief Executive Officer and Chief Financial Officer.  See Note 11 – Commitments – Employment and Retirement Agreements.

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009.  Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received an aggregate of $3,250,000 in gross proceeds.

The Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company. Interest accrues on the principal amount outstanding under the Notes at a rate of 5% per annum, and is due upon maturity. Upon an event of default under the Notes, the interest rate shall increase to 7%, provided that if the Company is unable to obtain stockholder approval by April 1, 2010 to amend its certificate of incorporation to increase its authorized capital stock, the interest rate shall increase to 15% and such failure will be an Event of Default under the Notes. The Notes are convertible into Common Stock at the option of the holder of the Note at a price of $0.15 per share at any time prior to the date on which the Company makes payment in full of all amounts outstanding under the Note. The Notes are not prepayable for a period of one year following the issuance thereof.  The Notes are secured by a senior security interest and lien on all of the Company’s right, title and interest to all of the assets owned by the Company as of the Closing or thereafter acquired pursuant to the terms of a security agreement (the “Security Agreement”) entered into the by the Company with each of the investors. The Warrants are exercisable immediately following the Closing.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Company’s Board of Directors (the “Board”) within a reasonable period of time following the Closing.  In addition, as a condition to Closing, each member of the Board other than David Sidransky, Chairman of the Board, and Mr. Muniz agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the Closing and December 31, 2009.

In connection with the Offering, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with each of the investors.  The Investor Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement”) covering all of the shares issuable upon conversion of the Notes (the “Note Shares”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”, together with the Note Shares, the “Securities”), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission (“SEC”) regulations, within 120 days of the Closing.  If any Securities are unable to be included on the Initial Registration Statement, the Company has agreed to file subsequent registration statements until all the Securities have been registered.  Under the terms of the Investor Rights Agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement or if the Company ceases to be current in filing its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

In connection with the Offering, the Company also entered into an escrow agreement (the “Escrow Agreement”) whereby certain investors placed $1,600,000 of the proceeds paid for their Units in an escrow account pursuant to the terms of the Securities Purchase Agreement.  Such amounts can be disbursed from the escrow account only to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The Escrow Agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account and April 19, 2011, at which time any remaining funds will be disbursed to the Company.

Charles Muniz, the Company’s President, Chief Executive Officer and Chief Financial Officer, subscribed for 20 Units, certain trusts and individuals related to James O. McCash, a beneficial owner of more than five percent of the Company’s voting securities, subscribed for an aggregate of 20 Units, Europa International Inc., a beneficial owner of more than five percent of the Company’s voting securities, subscribed for 15 Units and Unilab LP, an affiliate of US Pharmacia, an affiliate of the Company’s distributor for ONCONASE® in Eastern Europe and a current stockholder, subscribed for 10 units. These investors are party to the Securities Purchase Agreement, the Investor Rights Agreement, the Security Agreement and the Escrow Agreement. The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.

On October 9, 2009, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed a complaint, Love v. Alfacell Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, and a direct claim for negligent misrepresentation in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patients deaths would occur in the Phase IIIb trial.  The Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

(14)	Unaudited Quarterly Financial Data

The following table is the quarterly data for the two years ended July 31, 2009 and 2008:

(In thousands, except per share amounts)
	2009					2008
	First	Second	Third	Fourth	Totals	First	Second	Third	Fourth	Totals
Investment income	$19	$5	$1	1	$26	$61	$66	$67	34	$228
Operating loss	(2,821)	(1,798)	(696)	(384)	(5,699)	(2,787)	(3,507)	(5,092)	(2,915)	(14,301)
Net loss (a)	(2,803)	(654)	(696)	(386)	(4,539)	(2,727)	(1,687)	(5,026)	(2,881)	(12,321)
Loss per share – basic and diluted	$(0.06)	$(0.01)	$(0.01)	$(0.01)	$(0.10)	$(0.06)	$(0.04)	$(0.11)	$(0.06)	$(0.26)

(a)
The net loss of $654 for the second quarter of 2009 and $1,687 for the second quarter of 2008 is net of state tax benefits of $1,140 and $1,755, respectively, related to the sale of certain state tax operating loss carryforwards.