Form 10-K/A
period 2009-07-31
ALFACELL CORP
filed 2009-11-30
CIK 708717

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):     Large Accelerated Filer [   ]          Accelerated Filer [  ]          Non-accelerated Filer  [  ]Smaller Reporting Company  [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No [ X ]

The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates based upon the reported last sale price of the common stock on January 31, 2009, the end of the registrant’s second fiscal quarter, was approximately $4,766,000.  As of November 10, 2009 there were 47,313,880 shares of common stock outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Alfacell Corporation (the “Company” or “Alfacell” or “we” or “our”) is filing this Amendment No. 1 to its annual report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended July 31, 2009 as originally filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K.  Other than the change on the cover of the Original Form 10-K to indicate that the Company’s Common Stock is registered pursuant to Section 12(g) of the Act, the change on the cover of the Original Form 10-K to indicate that the Company is a “Smaller Reporting Company” not a “Non-accelerated Filer” and the deletion of the reference on the cover of the Original Form 10-K to the incorporation by reference of Alfacell’s definitive proxy statement and as set forth in Part III below, no other changes are made to the Original Form 10-K.  Our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year July 31, 2009; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period.  Unless expressly stated, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Name	Age	Director Since	Current Position With Company
John P. Brancaccio	61	2004	Director
Stephen K. Carter, M.D.	72	1997	Director
Donald R. Conklin	73	1997	Director
Charles Muniz(1)	55	2009	President, Chief Executive Officer, Chief Financial Officer and Director
Kuslima Shogen(2)	64	1981	Director
David Sidransky, M.D.	50	2004	Chairman of the Board
Paul M. Weiss, Ph.D.	51	2003	Director

Executive Officer

Name	Age	Current Position With Company	Officer Since (3)
Charles Muniz(1)	55	President, Chief Executive Officer, Chief Financial Officer and Director	2009

____________________________
(1)  Mr. Muniz was elected as our Company’s President, Chief Operating Officer, Chief Financial Officer and Director on April 3, 2009 and entered into an employment agreement with the Company to serve as our President, Chief Executive Officer and Chief Financial Officer on October 19, 2009.

(2) Ms. Shogen retired from her position as our Company’s Chief Executive Officer on March 31, 2009.
(3) Officers of Alfacell hold office until their successors are elected and qualified or until their earlier removal, death or resignation.

Business Experience of Directors and Executive Officers

The Company’s Directors and Executive Officers have provided the following information about their principal occupation, business experience and other matters.

Charles Muniz joined us on April 3, 2009 as our President, Chief Operating Officer and Chief Financial Officer and a member of our Board of Directors and entered into an employment agreement with the Company to serve as our President, Chief Executive Officer (“CEO”) and Chief Financial Officer on October 19, 2009.  From 2007 until he joined Alfacell, Mr. Muniz was a consultant to a wide variety of clients focusing primarily on the strategic use of operations and technology.  Prior to consulting, he was President and Chief Executive Officer of Digital Creations Corp., a company he founded which sold high-end systems, work stations, peripherals, networking and software products, from 1989 to 2007.  Mr. Muniz attended Pace University in New York and majored in Business Administration.

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

Stephen K. Carter, M.D., joined the Board in May 1997.  Dr. Carter served as Senior Vice President of Research and Development for Boehringer-Ingelheim Pharmaceuticals from 1995 through 1997.  Before this, he spent over 13 years with Bristol-Myers Squibb, an international leader in the development of innovative anti-cancer and anti-viral therapies.  He held a variety of senior executive research and development positions while at Bristol-Myers, including serving for five years as Senior Vice President of worldwide clinical research and development of its Pharmaceutical Research Institute.  From 1976 to 1982, he established and directed the Northern California Cancer Program.  Prior to this, he held a number of positions during a nine-year tenure at the National Cancer Institute, including the position of Deputy Director at the National Institutes of Health.  He served on the board of directors of Cytogen, Vion Pharmaceuticals and Emisphere Technologies, Inc. and was a member of the Scientific and Clinical Advisory Board of Sopherion Therapeutics, Inc.  He has also been a member of the faculties of the medical schools of Stanford University, the University of California at San Francisco and New York University.  Dr. Carter has published extensively on the development of anti-cancer drugs, was the co-founding editor of journals devoted to cancer therapeutics or immunology, and has served on the editorial boards of a number of additional journals dedicated to cancer treatment.  He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research and the Society of Surgical Oncology, as well as several other medical societies.  Dr. Carter earned his B.A. from Columbia University and his M.D. from New York Medical College.

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

Kuslima Shogen served as our Chief Executive Officer from September 1986 until her retirement on March 31, 2009 and as a Director since our inception.  She also served as our Chairman of the Board from August 1996 through January 2008, as our Acting Chief Financial Officer from June 23, 1999 through March 2004, as our Chief Financial Officer from September 1986 through July 1994 and as our President from September 1986 through July 1996.  Ms. Shogen formed our company in 1981 to pursue research that she had initiated while a biology student in the University Honors Program at Fairleigh Dickenson University (“FDU”). Prior to our founding, from 1976 to 1981 she was founder and president of a biomedical research consortium specializing in Good Laboratory Practices and animal toxicology.  During that time, she also served as a consultant for the Lever Brothers Research Group.  Ms. Shogen has received numerous awards for achievements in biology, including the Sigma Xi first prize from the Scientific Research Society of North America in 1974 and first prize for the most outstanding research paper in biology at the Eastern College Science Conferences competitions in 1972, 1973, and 1974.  She also received the first-ever Pioneer Award from the Mesothelioma Applied Research Foundation in October 2005 and in August 2005, was named to the inaugural PharmaVOICE 100 list of Most Inspiring People in the healthcare industry and was one of only 27 chief executive officers recognized.  She earned a B.S. degree in 1974, and an M.S. degree in 1976 from FDU and also completed graduate studies in 1978 in embryology at FDU.  In April 1998, Ms. Shogen received the Pinnacle Award from FDU, the highest honor the university bestows on its graduates.  She is a Phi Beta Kappa graduate.

David Sidransky, M.D., joined the Board in May 2004, was elected Chairman of the Board in January 2008 and is the Chairman of our Scientific Advisory Board.  Dr. Sidransky is a founder of several private biotechnology companies and has served on scientific advisory boards of numerous private and public companies, including Medimmune, Telik, Roche and Amgen.  He was formerly on the board of scientific counselors at the NIDCR and a member of the Recombinant DNA advisory committee at the National Institute of Health NIH (RAC).  He served on the board of directors of ImClone Systems, Zila Inc, and Xenomics and is now chairman of the board of Champions Biotechnology Inc.  Dr. Sidransky is on numerous editorial boards and has served as senior editor of several cancer related journals.  Currently, Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine.  In addition, he is Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at John Hopkins University and Hospital.  Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine.  He has over 400 peer-reviewed publications, has contributed more than 60 cancer reviews and chapters, and also has numerous issued biotechnology patents.  He has been the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda Rosenthal Award by the American Association of Cancer Research.  Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

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

As described on the Form 8-K filed by the Company on October 20, 2009, the Company closed on a private placement of convertible promissory notes and warrants in which the Company received $3,250,000 in gross proceeds on October 19, 2009.  As a condition to such financing, each member of the Board other than Dr. Sidransky, Chairman of the Board, and Mr. Muniz agreed to resign from the Board upon the request of Dr. Sidransky made at any time following October 19, 2009 and December 31, 2009.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Board Meetings

The Board met fourteen times during the 2009 fiscal year.  Other than Dr. Carter, each director attended at least 75% of the meetings of the Board and committees on which he or she served.  Dr. Carter did not attend any of the Company’s fourteen Board meetings in the 2009 fiscal year.

Independent Directors

The Board has determined that the following directors are “independent” under Nasdaq Marketplace Rule 4200(a)(15):  John P. Brancaccio, Stephen K. Carter, M.D., Donald R. Conklin, David Sidransky, M.D. and Paul M. Weiss, Ph.D.  The Board has also determined that the following directors (who are members of the Audit Committee) are “independent” in accordance with Section 10A(m)(3) of the Exchange Act: John P. Brancaccio and Paul M. Weiss, Ph.D.

Board Committee Membership

The Board has standing Compensation, Corporate Governance and Nominating, Audit, Research and Clinical Oversight, and Commercial and Business Development Oversight Committees.  The current membership of the standing committees is set forth in the following table:

Name	Compensation Committee	Corporate Governance and Nominating Committee	Audit Committee	Research and Clinical Oversight Committee	Commercial and Business Development Oversight Committee
John P. Brancaccio	**		**
Stephen K. Carter, M.D.				*
Donald R. Conklin	*				*
David Sidransky, M.D.		**		**	*
Paul M. Weiss, Ph.D.	*	*	*	*	**
____________________________

* Member
** Chair

Compensation Committee.  All of the members of Alfacell’s Compensation Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).  In fiscal year 2009, the Compensation Committee met twice.

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

Corporate Governance and Nominating Committee.  All of the members of Alfacell’s Corporate Governance and Nominating Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).  In fiscal year 2009, the Corporate Governance and Nominating Committee did not meet.

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

Audit Committee.  All of the members of Alfacell’s Audit Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15) and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended to date (the “Exchange Act”).  Alfacell’s Board has determined that Mr. Brancaccio qualifies as an “audit committee financial expert” as defined by Item 407 of Regulation S-K.  In fiscal year 2009, the Audit Committee met five times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission and written representations of certain reporting persons that no other reports were required, we believe that during fiscal year 2009 all of our directors, executive officers and beneficial owners of more than 10% of any class of equity securities complied on a timely basis with the reporting requirements of Section 16(a) of the Exchange Act, except for the Form 3, filed by Mr. Muniz in April 2009 upon his joining our Company, which was not timely filed.

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

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended July 31, 2009, the members of the Board who served on the Compensation Committee were Messrs. John P. Brancaccio, Donald R. Conklin and Paul M. Weiss, Ph.D.  All such directors are independent directors and have never been officers of Alfacell.  During the fiscal year ended July 31, 2009, no executive officer of Alfacell served on the compensation committee or board of directors of any other entity which had any executive officer who also served on the Compensation Committee or Board of Alfacell.

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

The Compensation Committee believes that the compensation program for executive officers should reward the achievement of the short-term and long-term objectives of the Company, and that compensation should be related to the value created for its stockholders.  However, given the highly volatile nature of biotechnology company stocks it would be impracticable for the Company to tie executive compensation solely to stock performance.  In making its compensation decisions, the Compensation Committee generally reviews the progress made by the individual officer in attaining his or her individual performance goals and the progress made by the Company in its drug development programs, while keeping the Company’s stock performance in mind.  Generally, performance tied to the long-term objectives of the Company or the overall business objectives of the Company are rewarded with equity compensation, whereas performance tied to short-term goals of the Company or individual performance.  As different elements of the Company’s compensation have different underlying rationale and policy, determinations the Compensation Committee made with regard to one compensation element have not influenced decisions it made with respect to other compensation elements it contemplated or awarded.  For example, the factor that our CEO may receive a bonus if the performance objectives are satisfied and may receive additional value through his stock options if the Company’s stock performs well has not influenced the determination as to the base salary of our CEO.

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

The Compensation Committee is responsible for all components of the Company’s executive compensation program and for administering all stock option plans including the 2004 Stock Incentive Plan, under which stock option grants may be made to executive officers.  On an annual basis, the Compensation Committee reviews and approves the corporate goals and objectives relevant to the compensation for the CEO and other executive officers, if any.  The Compensation Committee evaluates at least once a year, the CEO and executive officers’ performance in light of these established goals and objectives and based upon these evaluations will set the CEO’s and executive officers’ annual compensation, including salary, bonus, incentive and equity compensation.

Role of Consultants and Market Review

The Compensation Committee possesses the authority under its charter to hire advisors to provide it with information as needed in making compensation decisions.  The Compensation Committee did not use a compensation consultant for fiscal year 2009.

Role of Management

While the Compensation Committee determines overall compensation philosophy, it relies on the CEO and other executive officers, if any, to make recommendations in accordance with such compensation philosophy.  The Company’s CEO and CFO, if any, provide the Board and the Compensation Committee with feedback on the performance of the Company’s non-executive officers and make compensation recommendations to the Compensation Committee for its approval.  In 2009, the CEO attended the Compensation Committee’s meetings to provide his perspectives on competition in the industry and the needs of the business, information regarding the Company’s performance and other advice specific to their areas of expertise.  However, the CEO did not attend meetings where his compensation and/or performance was discussed.  Once a recommendation has been approved by the Compensation Committee, it is sent to the Board for ratification.  Upon ratification by the Board, the execution and administration of the recommendation may be delegated by the Compensation Committee to management as the Compensation Committee deems appropriate.

On April 3, 2009, Mr. Muniz joined Alfacell and acted as our President, Chief Operating Officer and Chief Financial Officer.  With the retirement of Kuslima Shogen as our CEO in March 2009 and the departure of our former CFO, Lawrence Kenyon, in December 2008, Mr. Muniz has been our only executive since he joined the Company.  At the time he joined the Company, the Compensation Committee agreed to pay him a consulting fee of $3,500 per week plus cost of travel between his home state of Florida and New Jersey.  On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.  Under his Employment Agreement, Mr. Muniz will receive an annual base salary of $300,000 and is entitled to receive cash incentive compensation or annual stock option awards as determined by the Board or the Compensation Committee of the Board from time to time. In addition, Mr. Muniz is entitled to participate in any and all employee benefit plans established and maintained by the Company for executive officers of the Company. Pursuant to the Employment Agreement, Mr. Muniz received an option (the “Option”), granted under and in accordance with the Company’s 2004 Stock Incentive Plan, to purchase an aggregate of 500,000 shares of Common Stock exercisable for ten years from the date the Option is granted. The Option shall vest in equal amounts on each of the first, second and third year anniversary of the grant so long as Mr. Muniz remains employed by the Company. The exercise price of the Option equals the fair market value of the Common Stock on the date of grant.

The Employment Agreement continues in effect for two years following the date of the agreement and automatically renews for successive one-year periods, unless Mr. Muniz’s employment is terminated by him or by the Company. In the event that Mr. Muniz’s employment is terminated by the Company for any reason, then Mr. Muniz is entitled to receive his earned but unpaid base salary and incentive compensation, unpaid expense reimbursements, accrued but unused vacation and any vested benefits under any employee benefit plan of the Company. In the event that Mr. Muniz’s employment is terminated by the Company without “Cause” or by Mr. Muniz for “Good Reason” (as such terms are defined in the Employment Agreement), and provided Mr. Muniz executes a release in favor of the Company, then in addition to the above mentioned payments and benefits, Mr. Muniz is entitled to receive an amount equal to his then current annual base salary, payable in equal installments over 12 months in accordance with the Company’s payroll practice, and all medical and health benefits for 18 months following the termination date.  In addition, in the event Mr. Muniz’s employment is terminated without Cause or for Good Reason within 12 months following a Change in Control (as defined in the Employment Agreement), and provided Mr. Muniz executes a release in favor of the Company, in lieu of the severance described above, Mr. Muniz is entitled to receive a lump cash payment equal to his then current annual base salary, all medical and health benefits for 18 months following the termination date and full acceleration of vesting of all unvested stock options and other stock-based awards.  Mr. Muniz’s Employment Agreement requires him to refrain from competing with the Company and from hiring our employees and soliciting our customers for a period of one year following the termination of his employment with the Company for any reason.  The Employment Agreement was filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on October 20, 2009.

Executive Compensation Components

Compensation for the Company’s executive officers includes the following components:

Base Salary.  Fixed annual compensation that is certain as to payment and provides continuous income to meet ongoing living costs.  This component is intended to ensure that Alfacell is able to retain executives capable of achieving the Company’s strategic and business objectives.  The Compensation Committee reviews executive officers’ salaries annually and will make adjustments based on its expectations of that officer’s performance as compared to the officer’s actual performance and what the Compensation Committee’s expectations are for that officer’s future performance.  Additionally, the Compensation Committee factors in cost of living adjustments as well as the Company’s overall performance and stock performance.   As described on our annual report on Form 10-K for the fiscal year 2008, in 2008, the Compensation Committee also utilized a study of market compensation levels prepared by an independent compensation consultant in order to evaluate the executive’s compensation, including base salaries.  Such a study was used by the Compensation Committee in setting base salaries for the Company’s fiscal year 2008.  Such study was not used in previous years and was not used in fiscal year 2009.

In the fiscal year 2009, in light on the Company’s financial difficulties, lack of executive leadership and inability to conduct a thorough market-based analysis of executive compensation, the Compensation Committee determined that Mr. Muniz, the Company’s sole executive officer, should receive the same base compensation package, in all material respects, as his predecessor, Kuslima Shogen.

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

At the time he joined in the Company in April 2009, Mr. Muniz did not receive any stock-based compensation.  After completion of the Company’s financing in October 2009, pursuant to his Employment Agreement, Mr. Muniz received stock options to purchase a total of 500,000 shares of Common Stock.  The Compensation Committee determined that this was an appropriate grant in light of prior grants made to the Company’s former CEO, Mr. Muniz’s success in obtaining financing for the Company in very difficult market conditions and the need to provide Mr. Muniz with additional incentive to create further value for the Company’s stockholders.

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

Other Benefits.  The CEO is eligible to participate in the Company’s 401(k) plan, health and dental coverage, life insurance, disability insurance, paid time off and paid holidays on the same terms as are available to all employees generally.  Other benefits available to the CEO are the payment of reasonable costs of temporary housing, reasonable airfare associated with relocation and relocation assistance.  The CEO receives a monthly auto allowance and the Company pays the premiums on a life insurance policy for the CEO where the Company is not the beneficiary of that life insurance policy.  These awards are designed to be competitive with overall market practices, and are in place to attract and retain the personnel needed in the business.

Post-termination Agreements.  Other than severance payments provided for in Mr. Muniz’s Employment Agreement and Ms. Shogen’s Retirement Agreement, as described in this Form 10-K/A, the Company does not utilize post-termination agreements.  In addition, under grants awarded pursuant to the 2004 Stock Incentive Plan, the  recipients of such grants have received Stock Option Agreements which contain provisions that allow for the awarded options to become fully vested and immediately exercisable or exercisable during the six months following a change in control but in no event beyond the option period provided in the Stock Option Agreement; provided, however, that the terms of Mr. Muniz’s Employment Agreement, as described above, supersede the terms set forth in his Stock Option Agreement.  Per the Company’s standard Stock Option Agreement, a change in control is deemed to occur if (i) a person, as defined by Section 13 (d) and 14 (d) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of securities representing 20% or more of the combined voting power of the Company’s then outstanding shares (except that ownership by the McCash Family Limited Partnership must be 50% to qualify as a change in control); (ii) during any 12 month period, the individuals who were, at the beginning of such period, a majority of the Board cease to be a majority of the Board; (iii) the Company’s stockholders approve a merger or consolidation with another corporation except where the Company remains in control after such merger or consolidation or where the merger or consolidation was effected to recapitalize the Company and no one person acquired more than 50% of the combined voting power of the Company; or (iv) the stockholders of the Company approve a plan of complete liquidation or enter into an agreement for the sale or disposition of all or substantially all of the assets of the Company.

Additionally, under the terms of the Stock Option Agreements issued under the 2004 Stock Incentive Plan, if there is a termination of service due to the death, total disability or retirement of the optionee on or after age 65 after seven years of service with the Company, then the options become fully exercisable at the time of death, total disability or retirement, as the case may be, and may be exercised by the optionee or optionee’s estate during the six months following the month of optionee’s death, total disability or retirement but in no event beyond the option period provided in the Stock Option Agreement.  If there is a termination of employment due to voluntary resignation then to the extent options are exercisable as of the date of the termination, such options may be exercised within six months of the date of termination of employment.  If there is termination for cause, then to the extent options are exercisable as of the date of the termination, such options may be exercised within 30 days of the date of termination.  “Cause” is defined as (i) frequent and unjustifiable absenteeism other than optionee’s illness or physical or mental disability; (ii) fraud or dishonesty materially injurious to the Company; (iii) gross or willful misconduct or willful neglect to act which is committed or omitted by optionee in bad faith; (iv) gross breach of optionee’s fiduciary duties which has a materially injurious effect on the Company; (v) optionee’s conviction as a felon; or (vi) optionee’s willful or continuous neglect or refusal to perform his or her duties.  If there is termination for any reason other than those described above, then to the extent options are exercisable as of the date of the termination, such options may be exercised within 12 months of the date of termination of employment.

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

The rationale for the acceleration of the options under the 2004 Stock Incentive Plan, and the 1997 and 1993 Stock Option Plans upon a change in control of the Company is to ensure that officers are motivated to pursue creating or obtaining the maximum value for stockholders and to encourage officers to remain with the Company after a change in control has occurred.

Kuslima Shogen, the Company’s former CEO and scientific founder, retired on March 31, 2009.  On April 25, 2008, Alfacell entered into a retirement agreement with Ms. Shogen which was filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 28, 2008 (the “Retirement Agreement”).  Under the terms of the Retirement Agreement, during the two year period commencing April 1, 2008, Ms. Shogen was entitled to receive periodic payments at the rate of $300,000 per year.  The options to purchase the Company’s common stock held by Ms. Shogen on the date of her retirement remained exercisable after Ms. Shogen’s retirement in accordance with their terms. No change was made to the terms of such existing options under the Retirement Agreement, except the Compensation Committee of the Company’s Board of Directors amended the Company’s 1993 Stock Option Plan and 1997 Stock Option Plan to allow such options to be transferred by Ms. Shogen to members of her family. The Compensation Committee agreed to give Ms. Shogen the ability to transfer her existing options granted under the 2004 Stock Incentive Plan to members of her family.  If Ms. Shogen elects COBRA continuation coverage after her retirement date, the Company will pay for Ms. Shogen’s COBRA insurance continuation premiums until the earliest of the second anniversary of her retirement date and the date Ms. Shogen is no longer eligible for COBRA insurance overage under applicable law or the date on which Ms. Shogen becomes eligible for Medicare. In the event Ms. Shogen becomes ineligible for COBRA coverage under the Company’s insurance plans for any reason other than her death prior to the second anniversary of her retirement date, the Company will make a lump sum cash payment to Ms. Shogen equal to the amount of the premiums the Company would have had to pay to maintain Ms. Shogen’s coverage under the Company’s insurance plans had Ms. Shogen remained eligible for coverage under such plans for the period commencing on the date Ms. Shogen became ineligible for such coverage and ending on the second anniversary of her retirement date.

Pursuant to the terms of the Retirement Agreement, Ms. Shogen also agreed to terminate the Royalty Agreement dated July 24, 1991, as amended on April 16, 2001 by and between the Company and Ms. Shogen and filed as Exhibit 10.37 to the Company’s Form 10-Q filed with the SEC on March 12, 2007 (the “Royalty Agreement”). The terms of the Royalty Agreement are described in Note 12 to the Financial Statements on pages F-44 through F-45 of the Company’s Form 10-K for the fiscal year 2008. In exchange for termination of the Royalty Agreement, the Company agreed to make the following payments and awards to Ms. Shogen:

•
A lump sum payment of $500,000 made within ten business days of the date of the Retirement Agreement, from which Alfacell was entitled to deduct the amount of the outstanding principal and accrued interest of $187,410 owed by Ms. Shogen to Alfacell as of the date of the Retirement Agreement.

•
If the NDA for ONCONASE® for the treatment of malignant mesothelioma is approved by the FDA, Ms. Shogen would receive a one time payment equal to 5% of the initial milestone payment payable to the Company by Par Pharmaceutical Inc. (“Par”) pursuant to the License Agreement dated as of January 14, 2008 by and between the Company and Par (the “License Agreement”).

•
If the NDA for ONCONASE® for the treatment of malignant mesothelioma is approved by the FDA, Ms. Shogen would also receive a payment of $350,000 on each of the first and second anniversaries of the date of such approval for a total payment of $700,000.

•
An option (the “Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock under the 2004 Stock Incentive Plan at an exercise price equal to the fair market value of the common stock as of the date of the Retirement Agreement as determined under such plan. The Option has a term of ten years and will become exercisable only upon the approval of the NDA for ONCONASE® for the treatment of malignant mesothelioma is approved by the FDA. As the result of the option to purchase 250,000 shares of common stock granted under the 2004 Stock Incentive Plan to Ms. Shogen on March 5, 2008 in connection with the Company’s execution of the License Agreement and in order to enable the Company to grant this Option to Ms. Shogen, the Board of Directors amended the annual award limitation for a participant in the 2004 Stock Incentive Plan for 2008 as it relates to Ms. Shogen from 1,000,000 shares to 1,250,000 shares.

•
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

On September 14, 2009, the Company entered into an amendment (the “Amendment”) to the Retirement Agreement amending certain terms.  Under the Retirement Agreement, Ms. Shogen was entitled to received periodic payments during the two year period commencing April 1, 2008 at the rate of $300,000 per year.  Pursuant to the Amendment, the periodic payments were reduced to $150,000 per year.   Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 15% of any royalties received by Alfacell pursuant to any and all license agreements entered into by Alfacell for the marketing and distribution of Licensed Products. Under the Amendment, the amount of such royalties related to net sales of Licensed Products to be received by Ms. Shogen has been reduced to 5%.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 5% of net sales of Licensed Products booked by Alfacell on its financial statements.  Under the Amendment, the amount of such net sales booked by Alfacell has been reduced to 2% of net sales. Under the Amendment, in the event Alfacell obtains marketing approval for ONCONASE® from the Food and Drug Administration or the European Medicines Agency, Ms. Shogen will be entitled to receive an additional payment equal to the difference between the continuing payments actually paid to Ms. Shogen during the two year period commencing April 1, 2008 and $600,000, the original aggregate amount of continuing payments to which Ms. Shogen was entitled under the Retirement Agreement.  Such additional payment may be made by Alfacell, at its option, in cash, Alfacell common stock or a combination of both.  The Amendment is binding on the parties as of September 14, 2009 provided that the changes in payments to Ms. Shogen under the Retirement Agreement described above would not go into effect unless and until Alfacell obtains additional equity or debt financing, which Alfacell received in October 2009.  Except as specifically amended in the Amendment, all terms and conditions of the Retirement Agreement remain in full force and effect.

The following table summarizes the estimated value of the stock options for each named executive officer derived from the terms of the 2004 Stock Incentive Plan, the 1997 Stock Option Plan and the 1993 Stock Option Plan assuming that a triggering event took place on the last business day of our most recently completed fiscal year, July 31, 2009 and that the price per share of our common stock is the closing market price as of that date.

Name	Death or Total Disability(1)	Voluntary Termination or Termination for Cause(1)	Change in Control(1)
Charles Muniz	$0	$0	$0
Kuslima Shogen	$1,380	$1,380	$1,380
Lawrence Kenyon	$0	$0	$0
____________________________

(1)
These amounts represent the aggregate in-the-money value of stock options which would become vested as a direct result of the termination event or change in control before the applicable stated vesting date. The stated vesting date is the date at which an award would have vested absent such termination event or change in control.  This calculation of value does not attribute any additional value to stock options based on their remaining terms and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or change in control.  These amounts represent the intrinsic value of stock options, based on a closing stock price of $0.28 on July 31, 2009.

Pension Plans. The Company does not have pension plans for its employees, executive officers or directors.

Non-Qualified Deferred Compensation Plans.  The Company does not have non-qualified deferred compensation plans for its employees, executive officers or directors.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  In making compensation decisions affecting the executive officers, the Compensation Committee considers the Company’s ability to deduct under applicable federal corporate income tax law compensation payments made to executives.  Specifically, the Compensation Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers.  Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule.  The Compensation Committee cannot assure that it will be able to fully deduct all amounts of compensation paid to persons who are named executive officers in the future.  Further, because the Compensation Committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m).  The cash compensation that the Company paid to each of its named executive officers during 2009 was below $1 million.  We believe that stock options granted to named executive officers under the 1997 Stock Option Plan and the 2004 Stock Incentive Program would qualify as “performance-based compensation” and therefore are Section 162(m) qualified.

Accounting for Stock Based Compensation.  On August 1, 2005, the Company adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), to account for all stock grants under all of its stock plans.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 2009, 2008 and 2007 with respect to the one person who served as Alfacell’s Chief Executive Officer and the two other people who served as Alfacell’s only other executive officer, the President and CFO, during the year ended July 31, 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion		Non-Qualified Deferred Compensa-tion Earnings ($)	All Other Compen-sation(2)		Total ($)
Charles Muniz	2009	$87,500	(4)	-		-	-		-	$11,041	(5)	$98,541
President, Chief
Executive Officer and Chief Financial Officer(3)
Kuslima Shogen	2009	$207,692		-		-	-		-	$139,241	(7)	$346,933
Chief Executive	2008	$278,877		-		$2,305,000	$500,000	(8)	-	$25,514	(9)	$3,109,391
Officer(6)	2007	$233,688		-		$565,460	-		-	$24,026	(10)	$823,174
Lawrence A. Kenyon	2009	$109,615										$109,615
President, Chief	2008	$215,231		$42,000		-	-		-	$6,990	(12)	$264,221
Financial Officer, Corporate Secretary(11)	2007	$104,192	(13)	-		$666,875	-		-	$38,157	(14)	$809,224

____________________________

(1)
These amounts represent the dollar amount recognized for financial statement reporting purposes the grant date fair value of stock options granted to the named executive officers in accordance with SFAS No. 123R.  The grant date fair value was estimated using the Black-Scholes stock option pricing model in accordance with SFAS No. 123R.  Pursuant to the SEC rules, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions.  Valuation assumptions used in the calculation are as disclosed in the Annual Report on the Original Form 10-K for the year ended July 31, 2009.

(2)	Excludes perquisites and other personal benefits that in the aggregate do not exceed $10,000. These amounts consist of Alfacell’s annual contributions to a 401(k) plan unless otherwise noted.
(3)	Mr. Muniz was appointed as the Company’s President, Chief Operating Officer, Chief Financial Officer and director to the Board on April 3, 2009.
(4)
Mr. Muniz initially began consulting with the Company on February 9, 2009.  On April 3, 2009, Mr. Muniz was appointed as the Company’s President, Chief Operating Officer and Chief Financial Officer.  Given the Company’s difficult financial condition, Mr. Muniz continued to receive consulting payments from the date he first began consulting with the Company continuing through October 19, 2009.  This amount represents consulting fee from his first day of employment through July 31, 2009.

(5)
This amount consists of travel cost between Mr. Muniz’ home state of Florida and New Jersey for a period of six months totaling $5,218 and health insurance reimbursement of $5,823 for fiscal year 2009.

(6)	Ms. Shogen retired from the Company on March 31, 2009.
(7)	This amount consists of post-retirement payments of $126,923, Alfacell’s annual contribution to a 401(k) plan totaling $3,461 and a monthly auto allowance totaling $8,857 for fiscal year 2009.
(8)	This amount represents a lump sum payment as part of Ms. Shogen’s Retirement Agreement in exchange for the termination of the Royalty Agreement.
(9)
This amount consists of Alfacell’s annual contribution to a 401(k) plan totaling $9,999, a monthly auto allowance totaling $12,997 for fiscal year 2008 and premiums paid by the Company on a life insurance policy on Ms. Shogen totaling $2,518.  The Company is not the beneficiary of the life insurance policy.

(10)
This amount consists of Alfacell’s annual contribution to a 401(k) plan totaling $6,738, a monthly auto allowance totaling $13,000 for fiscal year 2007 and premiums paid by the Company on a life insurance policy on Ms. Shogen totaling $4,288.  The Company is not the beneficiary of the life insurance policy.

(11)	Mr. Kenyon resigned as the Company’s President and Chief Financial Officer on December 12, 2008 and as Corporate Secretary and director on the Board on April 2, 2009.
(12)	This amount consists of Alfacell’s annual contribution to a 401(k) plan.
(13)	Represents salary for period commencing on January 16, 2007, Mr. Kenyon’s first day of employment with the Company, through July 31, 2007.
(14)
As part of Mr. Kenyon’s employment arrangements approved by the Board, the Company provided for  moving expenses totaling $9,146 and cost of travel between his home state of Illinois and New Jersey for a period of 12 months totaling $29,011.  Alfacell made no contributions to Mr. Kenyon’s 401(k) plan during the fiscal year ended July 31, 2007.

Grants of Plan-Based Awards in Fiscal Year 2009

There were no grant of stock options under equity and non-equity incentive plans to the Named Executive Officers during the fiscal year ended July 31, 2009:

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the Named Executive Officers concerning the exercisable and unexercisable stock option awards held as of July 31, 2009(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kuslima Shogen(2)	23,000(3)	-	-	$0.85	8/21/09
	23,000(3)	-	-	$0.49	10/4/09
	23,000(3)	-	-	$0.49	10/7/09
	69,000(3)	-	-	$0.26	10/7/09
	30,000(3)	-	-	$1.58	9/19/09
	90,000(3)	-	-	$1.58	10/7/09
	150,000(3)	-	-	$6.73	10/7/09
	100,000	-	-	$6.73	3/31/10
	100,000(3))	-	-	$1.61	10/7/09
	72,000(3)	-	-	$1.29	10/7/09
	250,000	-		$2.18	3/31/10
			1,000,000(4)	$2.00	4/25/18
Lawrence A. Kenyon(5)	225,000(3)	-	-	$1.55	8/17/09

____________________________

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.
(2)	Ms. Shogen retired from the Company on March 31, 2009.
(3)	These options expired on their respective expiration dates.
(4)	These performance options are only exercisable upon the meeting of the conditions set out in Ms. Shogen’s Retirement Agreement as described above.
(5)	Mr. Kenyon resigned as the Company’s President and Chief Financial Officer on December 12, 2008 and as Corporate Secretary and director on April 2, 2009.

Option Exercises and Stocks Vested

The Named Executive Officers did not exercise options during fiscal year 2009 and the Company did not grant stock awards as part of its compensation program.

Non-Employee Directors’ Compensation

In February 2007, the Board adopted a non-employee director compensation policy whereby each member of the Board who was not an employee of Alfacell will receive $15,000 per year in consideration of the member’s serving on the Board, payable in four equal quarterly installments.  In addition, each non-employee director will be granted an annual retainer of 20,000 options on the last trading day of December for each year under the 2004 Stock Incentive Plan.  The Chairman of the Board will receive an option bonus equal to the number of options received by the Chairman for his board and committee memberships.  Committee chairpersons receive 10,000 options for each committee chaired while each committee member receives 5,000 options for each committee on which he serves.  The exercise price of the options will be equal to the closing price of the Common Stock on the date of the grant.  The options will vest on the first anniversary of the date of the grant provided that the option holder remains a director as of such anniversary date and the options will terminate on the sixth anniversary of the date of the grant.

As described on the Form 8-K filed by the Company on October 20, 2009, the Company closed on a private placement of convertible promissory notes and warrants in which the Company received $3,250,000 in gross proceeds on October 19, 2009.  As a condition to the closing of such financing, each member of the Board other than David Sidransky, Chairman of the Board, and Mr. Muniz agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing and December 31, 2009.  In connection with such condition, the Board amended the vesting of the options granted on December 31, 2008 to non-employee directors, except for Dr. Sidransky, to be accelerated in full upon their resignation as requested by the Chairman of the Board.  Additionally, with the exception of Dr. Sidransky, the terms of the options granted to non-employee directors on February 8, 2007, December 31, 2007 and December 31, 2008 were amended to provide that if the non-employee director leaves the Board, the option will be exercisable for two years, instead of one year, from the date such non-employee director leaves the Board any time between October 19, 2009 and December 31, 2009.

In January 2009, the Board ceased the non-employee director compensation.

Under our director compensation policies, directors who also serve as executive officers do not receive additional compensation for their service on our Board.

The exercise price and vesting schedules for the regular and discretionary option grants described above are set forth in the table titled “Directors’ Stock Options” below.  The total compensation paid to independent directors for their service as directors of the Company for fiscal year 2009 is set forth in the table titled “Directors’ Compensation” below.

During the fiscal year ended July 31, 2009, the following independent or non-employee directors were compensated as follows for their service as directors of the Company:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards(2) ($)		Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
John P. Brancaccio	$7,500	-	$5,600		-	-	-	$13,100
Stephen K. Carter, M.D.	$7,500	-	$4,000		-	-	-	$11,500
Donald R. Conklin	$7,500	-	$4,800		-	-	-	$12,300
James J. Loughlin(3)	$7,500	-	$5,600	(3)	-	-	-	$13,100
David Sidransky, M.D.	$7,500	-	$14,400		-	-	-	$21,900
Paul Weiss, Ph.D.	$7,500	-	$8,000		-	-	-	$15,500
____________________________

(1)	These amounts represent the retainer paid for services as director.
(2)
These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to non-employee directors for fiscal year 2009.  The grant date fair value of the options was estimated using the Black-Scholes stock option pricing model in accordance with SFAS No. 123R.  Valuation assumptions used in the calculation are as disclosed in the Annual report on Original Form 10-K for the year ended July 31, 2009.

(3)	Mr. Loughlin resigned as a member of the Board on March 5, 2009. The stock options granted to him in December 2008 were forfeited.

Directors’ Stock Options

During the fiscal year ended July 31, 2009, the following independent or non-employee directors were granted options under Alfacell’s 2004 Stock Incentive Plan as described above:
Name	Number of Options Granted(1)	Exercise Price of Options Granted
John P. Brancaccio	35,000(2)	$0.24
Stephen K. Carter, M.D.	25,000(3)	$0.24
Donald R. Conklin	30,000(4)	$0.24
James J. Loughlin(5)	35,000(5)	$0.24
David Sidransky, M.D.	90,000(6)	$0.24
Paul M. Weiss, Ph.D.	50,000(7)	$0.24
____________________________

(1)
All the options listed here were granted on December 31, 2008, vest on December 31, 2009, provided that the option holder continuously remains a director until such time, and expire on December 31, 2014.  The exercise price of these options was the closing price of the Company’s Common Stock on the date of the grant.  As described above, these options will be accelerated in full upon the resignation of the non-employee director, except Dr. Sidransky, as requested by the Chairman of the Board any time between October 19, 2009 and December 31, 2009.

(2)	Mr. Brancaccio’s options are the result of his serving on the Audit Committee and as Chairman of the Compensation Committee.
(3)	Dr. Carter’s’ options are the result of his serving on the Research and Clinical Oversight Committee.
(4)	Mr. Conklin’s options are the result of his serving on the Compensation Committee and Commercial and Business Development Oversight Committee.
(5)
Mr. Loughlin’s options are the result of his serving on the Corporate Governance and Nominating Committee and as Chairman of the Audit Committee.   Mr. Loughlin resigned as a member of the Board on March 5, 2009 and these options were forfeited as a result of his resignation.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the independent or non-employee directors concerning exercisable and unexercisable stock options held as of July 31, 2009(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

John P. Brancaccio	13,750	-	$3.74	12/30/09
	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	15,000	-	$1.49	02/08/13
	35,000	-	$1.72	12/31/13
	-	35,000(2)	$0.24	12/31/14
Stephen K. Carter, M.D.	15,000	-	$3.78	12/30/09
	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	5,000	-	$1.49	02/08/13
	25,000	-	$1.72	12/31/13
	-	25,000(2)	$0.24	12/31/14
Donald R. Conklin	15,000	-	$3.78	12/30/09
	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	10,000	-	$1.49	02/08/13
	30,000	-	$1.72	12/31/13
	-	30,000(2)	$0.24	12/31/14

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

James J. Loughlin(3)	13,750(4)	-	$3.74	9/11/09
	20,000(4)	-	$4.38	9/11/09
	20,000(4)	-	$1.89	9/11/09
	20,000(4)	-	$1.60	9/11/09
	15,000(4)	-	$1.49	9/05/09
	35,000(4)	-	$1.72	9/05/09
	-	35,000(2)(5)	$0.24	12/31/14
David Sidransky, M.D.	8,750	-	$8.18	12/30/09
	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	70,000	-	$1.49	02/08/13
	90,000	-	$1.72	12/31/13
	-	90,000(2)	$0.24	12/31/14
Paul M. Weiss, Ph.D.	15,000	-	$3.78	12/30/09
	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	30,000	-	$1.49	02/08/13
	50,000	-	$1.72	12/31/13
	-	50,000(2)	$0.24	12/31/14
____________________________

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.
(2)	These options vest on December 31, 2009, provided that the option holder continuously remains a director as of December 31, 2009.
(3)	Mr. Loughlin resigned as a member of the Board on March 5, 2009.
(4)	These options expired on their respective expiration dates.
(5)	These options were forfeited as a result of Mr. Loughlin’s resignation.

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

John P. Brancaccio, Chairman
Donald R. Conklin
Paul M. Weiss, Ph.D.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS.

The following table sets forth certain information as of October 15, 2009 concerning stock ownership of all persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s voting stock, each director, each nominee for director, each current executive officer named in the Summary Compensation Table and all directors and current executive officers of the Company as a group:

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner or identity of group	Amount and Nature of Beneficial Ownership	Percent of shares outstanding(1)

McCash Family Limited Partnership N3810 S. Grand Oak Drive Iron Mountain, MI 49801	5,046,383(2)	10.3%

James O. McCash, and the James O. McCash Trust N3820 S. Grand Oak Drive Iron Mountain, MI 49801	2,910,820(3)	6.1%

Knoll Capital Management LP, Fred Knoll and Europa International, Inc., Knoll Special Opportunities Fund II Master Fund Ltd., KOM Capital Management, LLC, Patrick O’Neill(4) 666 Fifth Avenue, Suite 3702 New York, NY 10103	4,485,520(5)	9.4%
____________________________

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

(2)
Includes 1,624,821 shares subject to warrants which are currently exercisable or will become exercisable within 60 days of October 15, 2009.  The information concerning the stock ownership of the McCash Family Limited Partnership was obtained from the Schedule 13D/A filed with the SEC on January 8, 2007 and other information known to the Company.

(3)
The information concerning the stock ownership of the James O. McCash, and the James O. McCash Trust was obtained from the Schedule 13G/A filed with the SEC on February 5, 2008 and other information known to the Company.

(4)
The information concerning the stock ownership of Knoll Capital Management LP, Fred Knoll and Europa International, Inc., Knoll Special Opportunities Fund II Master Fund Ltd., KOM Capital Management, LLC, Patrick O’Neill was obtained from the Schedule 13G/A filed with the SEC on February 17, 2009 and other information known to the Company.

(5)	Includes 428,572 shares subject to warrants which are currently exercisable or will become exercisable within 60 days of October 15, 2009.

The table below shows the amount of Alfacell Common Stock beneficially owned (unless otherwise indicated) by Alfacell’s directors and the Named Executive Officers listed in the Summary Compensation Table individually, and Alfacell’s directors and Named Executive Officers as a group.  All information is as of October 15, 2009.

Security Ownership of Management

Name and address of beneficial owner or identity of group(1)	Position	Amount and Nature of Beneficial Ownership(2)	Percent of shares outstanding(3)
Charles Muniz	President, Chief Executive Officer, Chief Financial Officer and Director	610,000(4)	1.3%
John P. Brancaccio	Director	130,050(5)	*
Stephen K. Carter, M.D.	Director	120,000(6)	*
Donald R. Conklin	Director	500,500(7)	1.1%
Kuslima Shogen	Director	1,156,445(8)	2.4%
David Sidransky, M.D.	Chairman of the Board	273,750(9)	*
Paul M. Weiss, Ph.D.	Director	195,090(10)	*
All Named Executive Officers and directors as a group (7 persons)		2,985,835(11)	6.2%
____________________________
*	Represents less than 1% of Alfacell’s outstanding Common Stock.
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

(3)
The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of October 15, 2009 (including the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of the date as of the calculation or which will become exercisable within 60 days after the date of such calculation) by (ii) the sum of (A) the number of shares of Common Stock outstanding as of October 15, 2009 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of October 15, 2009 or which will become exercisable within 60 days after October 15, 2009.

(4)	Includes 300,000 shares of Common Stock owned by Mr. Muniz’ wife.
(5)	Includes 123,750 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 15, 2009.
(6)	Includes 105,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 15, 2009.
(7)	Includes 115,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 15, 2009.
(8)	Includes 422,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 15, 2009.
(9)	Includes 228,750 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 15, 2009.
(10)
Includes 6,535 shares of Common Stock owned by Mr. Weiss’ wife and 155,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after October 15, 2009.

(12)	Includes all shares owned beneficially by the directors and the executive officers named in the table.

The following table provides information as of July 31, 2009 on our equity based compensation plans that may be issued upon the exercise of stock options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,771,650	$ 2.64	5,012,500

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

On October 20, 2009, the Company announced that it completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement entered into on October 19, 2009.  Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s Common Stock, (ii) Series A Common Stock Purchase Warrants to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 and the Company received an aggregate of $3,250,000 in gross proceeds.  Charles Muniz, the Company’s President, Chief Executive Officer, Chief Financial Officer and director, subscribed for 20 Units, certain trusts and individuals related to James O. McCash, a beneficial owner of more than five percent of the Company’s voting securities, subscribed for an aggregate of 20 Units, Europa International Inc., an affiliate of Knoll Capital Management LP, a beneficial owner of more than five percent of the Company’s voting securities, subscribed for 15 Units.  The relevant documentation and additional description of the Offering were filed with the SEC on Form 8-K on October 20, 2009.  The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.

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

Audit Fees

Audit fees paid by Alfacell to J.H. Cohn LLP for the audit of the financial statements included in Alfacell’s Annual Report on the Original Form 10-K, auditors’ review of the financial statements included in Alfacell’s Quarterly Reports on Form 10-Q, work related to Alfacell’s registration statements and consultation on accounting topics for the years ended July 31, 2009 and July 31, 2008 totaled approximately $101,000 and $167,000, respectively. Also included in the audit fees for fiscal year July 31, 2008 were fees for the audit of internal control over financial reporting and management’s assessment of internal control over financial reporting.

Audit-related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.

(a)(3)	All exhibits filed by the Company in its Original Form 10-K are incorporated herein by reference. The following exhibits are filed as a part of this report

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

+           Filed herewith
*           Filed as an Exhibit to the Original Form 10-K

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFACELL CORPORATION

Dated: November 30, 2009	By: /s/ CHARLES MUNIZ Charles Muniz, Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 30, 2009	/s/ CHARLES MUNIZ Charles Muniz, Chief Executive Officer, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

Dated: November 30, 2009	/s/ DAVID SIDRANSKY David Sidransky, M.D., Chairman of the Board

Dated: November 30, 2009	/s/ JOHN P. BRANCACCIO John P. Brancaccio, Director

Dated: November __, 2009	_______________________ Stephen K. Carter, M.D., Director

Dated: November 30, 2009	/s/ DONALD R. CONKLIN Donald R. Conklin, Director

Dated: November __, 2009	_______________________ Kuslima Shogen, Director

Dated: November 30, 2009	/s/ PAUL M. WEISS Paul M. Weiss, Ph.D., Director