Form 10-Q
period 2009-10-31
ALFACELL CORP
filed 2009-12-21
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________  to ______________________________

Commission File Number:  0-11088

ALFACELL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
organization)

300 Atrium Drive, Somerset, NJ 08873
(Address of principal executive offices)          (Zip Code)

 (Registrant’s telephone number, including area code):    (732) 652-4525

NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer [   ]    Accelerated Filer [  ]   Non-accelerated Filer [   ]  Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]     No [ X ]

The number of shares of Common Stock, $.001 par value, outstanding as of December 16, 2009 was 47,313,880 shares.

ALFACELL CORPORATION
(A Development Stage Company)

FORM 10-Q

INDEX

Part I.  Financial Information

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED BALANCE SHEETS
October 31, 2009 and July 31, 2009

	October 31, 2009 (Unaudited)	July 31, 2009 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,558,453	$129,194
Prepaid expenses	150,523	54,494
Total current assets	1,708,976	183,688
Property and equipment, net of accumulated depreciation and amortization of $385,133 at October 31, 2009 and $377,134 at July 31, 2009	100,019	108,018
Restricted cash	1,801,805	266,280
Total assets	$3,610,800	$557,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$758,092	$407,273
Accrued clinical trial expenses	430,081	459,911
Accrued professional service fees	367,465	350,486
Accrued compensation expense	186,437	207,245
Derivative liability	13,400,703	-
Current portion of obligations under capital lease	4,542	4,299
Convertible debt, less debt discount of $3,214,384	35,616	-
Other accrued expenses	631	2,890
Total current liabilities	15,183,567	1,432,104
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	11,411	12,641
Accrued retirement benefits	296,250	335,250
Accrued interest, related party	5,342	-
Deferred rent	281,648	284,134
Deferred revenue	5,200,000	5,200,000
Total other liabilities	6,238,874	6,276,248
Total liabilities	21,422,441	7,708,352
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at October 31, 2009 and July 31, 2009	–	–
Common stock $.001 par value. Authorized 100,000,000 shares at October 31, 2009 and July 31, 2009; issued and outstanding 47,313,880 shares at October 31, 2009 and July 31, 2009	47,314	47,314
Capital in excess of par value	101,062,222	101,734,572
Deficit accumulated during development stage	(118,921,177)	(108,932,252)
Total stockholders’ deficiency	(17,811,641)	(7,150,366)
Total liabilities and stockholders’ deficiency	$3,610,800	$557,986

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three months ended October 31, 2009 and 2008,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2009

(Unaudited)
	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2009	2008	October 31, 2009

Sales	$18,750	$-	$572,239

Operating expenses:
Cost of sales	-	-	336,495
Research and development	160,881	1,727,381	72,742,761
General and administrative	399,473	1,093,473	41,363,362
Total operating expenses	560,354	2,820,854	114,442,618

Loss from operations	(541,604)	(2,820,854)	(113,870,379)

Investment income	251	18,563	2,302,332
Other income	-	-	99,939
Interest expense:
Related parties, net	(6,727)	-	(1,154,274)
Fair value adjustment – derivative liability	(9,439,084)	-	(9,439,084)
Others	(1,761)	(1,112)	(2,884,967)
Loss before state tax benefit	(9,988,925)	(2,803,403)	(124,946,433)

State tax benefit	-	-	6,025,256

Net loss	$(9,988,925)	$(2,803,403)	$(118,921,177)
Loss per common share - basic and diluted	$(0.21)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	47,313,880	47,310,510

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period from July 31, 2009 to October 31, 2009

(Unaudited)

	Common Stock			Deficit Accumulated
	Number of Shares	Amount	Capital In Excess of par Value	During Development Stage	Total Stockholders’ Deficiency

Balance at July 31, 2009	47,313,880	$47,314	$101,734,572	$(108,932,252)	$(7,150,366)

Stock-based compensation	—	—	74,885	—	74,885
Derivative liability	—	—	(747,235)	—	(747,235)
Net loss	—	—	—	(9,988,925)	(9,988,925)
Balance at October 31, 2009	47,313,880	$47,314	$101,062,222	$(118,921,177)	$(17,811,641)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended October 31, 2009 and 2008,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2009

(Unaudited)
	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2009	2008	October 31, 2009
Cash flows from operating activities:
Net loss	$(9,988,925)	$(2,803,403)	$(118,921,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	-	-	(25,963)
Depreciation and amortization	7,999	9,337	1,753,593
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Stock-based compensation expense	74,885	633,274	13,938,817
Amortization of deferred rent	(2,486)	14,222	183,684
Amortization of debt discount	35,616	-	629,835
Fair value of derivative liability	9,403,468	-	9,403,468
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Increase in prepaid expenses	(96,029)	(63,492)	(210,390)
Decrease in loan receivable-related party	-	-	96,051
Increase in restricted cash	(1,535,525)	-	(1,801,805)
Increase in interest payable-related party	5,342	-	749,881
Increase (decrease) in accounts payable	350,819	(118,411)	1,708,950
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued retirement benefits	(65,442)	-	452,250
(Decrease) increase in accrued expenses	(9,476)	(386,464)	1,547,497
Increase in deferred revenue	-	-	5,200,000
Net cash used in operating activities	(1,819,754)	(2,714,937)	(71,455,274)
Cash flows from investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	-	-	(1,605,066)
Patent costs	-	-	(97,841)
Net cash used in investing activities	-	-	(1,676,944)

                                                                                                                            (continued)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Three months ended October 31, 2009 and 2008
and the Period from August 24, 1981
(Date of Inception) to October 31, 2009

(Unaudited)
	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2009	2008	October 31, 2009
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Payment of capital lease obligations	(987)	(793)	(7,825)
Proceeds from issuance of common stock, net	-	-	53,102,893
Proceeds from exercise of stock options and warrants, net	-	13,220	14,080,850
Proceeds from issuance of convertible debentures, related party	3,250,000	-	3,547,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	3,249,013	12,427	74,690,671
Net increase (decrease) in cash and cash equivalents	1,429,259	(2,702,510)	1,558,453
Cash and cash equivalents at beginning of period	129,194	4,661,656	-
Cash and cash equivalents at end of period	$1,558,453	$1,959,146	$1,558,453
Supplemental disclosure of cash flow information – interest paid	$1,761	$1,112	$1,725,021
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725

(continued)
See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Three months ended October 31, 2009 and 2008
and the Period from August 24, 1981
(Date of Inception) to October 31, 2009

(Unaudited)

	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2009	2008	October 31, 2009
Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Issuance of warrants with notes payable	$-	$-	$594,219
Derivative liability – warrant reclassification	$747,235	$-	$747,235
Acquisition of equipment through capital lease obligation	$-	$-	$23,778

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation (“Alfacell” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of the management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2009, the results of its operations for the three months ended October 31, 2009 and 2008, and the period from August 24, 1981 (date of inception) to October 31, 2009, the changes in stockholders’ deficiency for the three months ended October 31, 2009, and its cash flows for the three months ended October 31, 2009 and 2008, and the period from August 24, 1981 (date of inception) to October 31, 2009.  The results of operations for the three months ended October 31, 2009 are not necessarily indicative of operating results for fiscal year 2010 or future interim periods.  The July 31, 2009 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission.

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

The Company evaluated all events or transactions that occurred after October 31, 2009 through the date the financial statements were issued on December 21, 2009.

The Company is a development stage company as defined in the Accounting Standards Codification (“ASC”), “Development Stage Entities.”  The Company is devoting substantially all of its present efforts to establishing its business.  Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

The Company is continuing to develop its drug product candidates which require substantial capital for research, product development, and market development activities.  The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization.  The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates.  There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations.  Accordingly, the Company’s future success is uncertain.

2.           LIQUIDITY

The Company has reported net losses of approximately $9,989,000, $4,539,000, $12,321,000 and $8,755,000 for the three months ended October 31, 2009 and the fiscal years ended July 31, 2009, 2008 and 2007, respectively.  As of October 31, 2009, the Company had a working capital deficit of $13,475,000 and cash and cash equivalents of $1,558,000.  The loss from date of inception, August 24, 1981 to October 31, 2009, amounts to approximately $118,921,000.

The Company expects that its cash balances and the $1.6 million restricted cash intended to be used for future clinical trials as of October 31, 2009, will be sufficient to support its activities into the fourth quarter of its fiscal year 2010, based on its reduced level of operations.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale and named-patient basis sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company may pursue available strategic alternatives which focus on, but not limited to, strategic partnership transactions.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company, if at all.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to out-license to third parties drug product candidates or technologies that the Company would otherwise seek to develop and commercialize without relinquishing its rights thereto.  Unless and until the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described above.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.

The audit report of the Company’s independent registered public accounting firm on the Company’s fiscal year ended July 31, 2009 financial statements expressed that there was substantial doubt about the Company’s ability to continue as a going concern.  Continued operations are dependent on the Company’s ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.           LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended October 31,
	2009	2008
Numerator:
Net loss	$(9,988,925)	$(2,803,403)
Denominator:
Weighted average number of common shares outstanding	47,313,880	47,310,510
Loss per common share - basic and diluted	$(0.21)	$(0.06)
Potentially dilutive securities:
Warrants	51,408,821	13,810,261
Stock options	4,064,767	5,176,150
Total potentially dilutive securities	55,473,588	18,986,411

As the Company has incurred a net loss for all periods presented, basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

4.           STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued amended guidance on accounting for “Stock Compensation”.  The amended guidance requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations.  The expense is recognized over the requisite service period based on fair values measured on the date of grant.  The Company adopted the amended guidance on Stock Compensation effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated.  Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered.

Shares, warrants and options have been issued to non-employees for services.  The fair value of such securities is recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period or the vesting date.

The Company recorded the following stock-based compensation expense based on the fair value of stock options:

	Three Months Ended October 31,
	2009	2008

Research and development	$20,673	$241,216
General and administrative	54,212	392,058
Total stock-based compensation expense	$74,885	$633,274
Basic and diluted loss per common share	$(0.00)	$(0.01)

The fair value of the stock options at the grant dates was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table.  The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected stock price volatility is based on the historical volatility of the Company’s stock price.  For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of SAB 107 and SAB 110 and represents the period of time that options granted are expected to be outstanding.  The “simplified” method was used since the Company does not have sufficient historical data to provide a basis to estimate a justifiable expected term.  There were no stock options granted during the three months ended October 31, 2008.

	Three Months Ended October 31,
	2009	2008

Expected dividend yield	0%	-
Risk-free interest rate	2.64%	-
Expected stock price volatility	111.39%	-
Expected term (years)	5.89	-
Weighted average grant date fair value	$0.28	-

The following table summarizes the stock option activity for the period August 1, 2009 to October 31, 2009:

	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance August 1, 2009	4,771,650	$2.64	3.84	$12,230
Granted	511,667	0.34	9.86	-
Exercised	-	-
Expired	(1,210,550)	2.67
Forfeited	(8,000)	1.29
Balance October 31, 2009	4,064,767	$2.34	5.43	$2,300
Exercisable as of October 31, 2009	2,360,767	$3.02	3.05	$1,400

As of October 31, 2009, there was approximately $912,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 3.24 years.

5.           RESTRICTED CASH

Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company.  The cash held by the bank is restricted as to use for the term of the standby letter of credit.

$ 201,805
Escrow agreement held by bank which can be disbursed only to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The escrow agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account and April 19, 2011, at which time any remaining funds will be disbursed to the Company.	1,600,000
Total	$1,801,805

6.           CONVERTIBLE NOTES AND WARRANTS

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

The Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company. Interest accrues on the principal amount outstanding under the Notes at 5% per annum, and is due upon maturity. Upon an event of default under the Notes, the interest rate shall increase to 7%, provided that if the Company is unable to obtain stockholder approval by April 1, 2010 to amend its certificate of incorporation to increase its authorized capital stock, the interest rate shall increase to 15% and such failure will be an Event of Default under the Notes. The Notes are convertible into Common Stock at the option of the holder of the Note at a price of $0.15 per share at any time prior to the date on which the Company makes payment in full of all amounts outstanding under the Note. The Notes are not prepayable for a period of one year following the issuance thereof.  The Notes are secured by a senior security interest and lien on all of the Company’s right, title and interest to all of the assets owned by the Company as of the Closing or thereafter acquired pursuant to the terms of a security agreement (the “Security Agreement”) entered into by the Company with each of the investors. The Warrants are exercisable immediately following the Closing.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Company’s Board of Directors (the “Board”) within a reasonable period of time following the Closing.  In addition, as a condition to Closing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, President, Chief Executive Officer and Chief Financial Officer, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the Closing and December 31, 2009.

In connection with the Offering, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with each of the investors.  The Investor Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement”) covering all of the shares issuable upon conversion of the Notes (the “Note Shares”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”, together with the Note Shares, the “Securities”), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission (“SEC”) regulations, within 120 days of the Closing.  If any Securities are unable to be included on the Initial Registration Statement, the Company has agreed to file subsequent registration statements until all the Securities have been registered.  Under the terms of the Investor Rights Agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement or if the Company ceases to be current in filing its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

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

                The Company concluded that it should account for the warrants and conversion options embedded in the Notes in accordance with ASC Topic 815, “Derivatives and Hedging”.  Accordingly, the Company determined that the warrants and the conversion options embedded in the Notes should be accounted for as free standing derivatives that will be measured at fair value and classified as liabilities at the closing of the Offering.  Each subsequent reporting period, the Company will mark to market the warrants and conversion feature of Notes with any change in fair value recorded through the statement of operations.  This accounting treatment is due to the fact that the settlement terms of the warrants and conversion feature of the Notes do not allow them to qualify for equity presentation.  Accordingly, on October 19, 2009, in connection with the closing of the Offering, the convertible feature of the Notes were recorded as a derivative liability of approximately $6.1 million and the Series A and Series B warrants were recorded as a derivative liability of approximately $6.1 million each, respectively.

At the closing for the Offering, the fair value of the conversion feature, approximately $6.1 million, exceeded the proceeds of $3.25 million. The difference of approximately $2.9 million was charged to expense as the change in the fair market value of the conversion liability. Accordingly, the Company recorded an initial discount of $3.25 million equal to the face value of the Notes, which will be amortized over the three-year term, using the straight-line method.

            At October 31, 2009, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At October 31, 2009, the fair value of the conversion feature liability was approximately $4.3 million, comprised of the $6.1 million recorded at the closing for the Offering and $1.8 million gain recorded to mark to market the liability at October 31, 2009. The conversion feature was valued at October 19, 2009 and October 31, 2009 using the Black-Scholes valuation model and the following assumptions:

	October 19, 2009	October 31, 2009

Volatility	126%	126.2%
Risk-free interest rate	1.50%	1.43%
Remaining contractual life (years)	3.0	2.97

 At the closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of approximately $6.1 million each, based upon the Black-Scholes valuation model. The warrants will be accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At October 31, 2009, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations. At October 31, 2009, the fair value of the Series A and Series B warrant liabilities were approximately $4.3 million and $4.4 million, respectively.  The fair value of the Series A warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $1.8 million gain recorded to mark to market the liability at October 31, 2009. The fair value of the Series B warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $1.7 million gain recorded to mark to market the liability at October 31, 2009.

The Series A and Series B warrant liabilities were valued at October 19, 2009 and October 31, 2009 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 19, 2009	October 31, 2009	October 19, 2009	October 31, 2009

Volatility	126%	126.2%	113.17%	113.26%
Risk-free interest rate	1.50%	1.43%	2.36%	2.31%
Remaining contractual life (years)	3.0	2.97	5.0	4.97

In addition, the Company evaluated the classification of all non-employee share commitments issued outside of the plans which existed prior to the Offering (the “Prior Non-Employee Commitments”). As a result, at October 19, 2009, the Company reclassified $747,235 from equity to liability for all Prior Non-Employee Commitments and has included this amount as a part of derivative liability.  The Company marked to market the Prior Non-Employee Commitments at October 31, 2009 and recorded a gain of $292,366 for the change in fair value from October 19 to October 31, 2009.  Once stockholders approve an increase in the amount of authorized shares to cover all existing share commitments, the marked-to-market liabilities for Prior Non-Employee Commitments will be reclassified to equity.

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

The Company enters into marketing and distribution agreements, which contain multiple deliverables.  The Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated.  A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer and if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.  Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company.  Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition is applied to each unit of accounting.

In January 2008, the Company entered into a U.S. License Agreement for ONCONASE® with Par Pharmaceutical, Inc. (“Par”).  Under the terms of the License Agreement, Strativa Pharmaceuticals (“Strativa”), the proprietary products division of Par, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the United States and its territories.  The Company retained all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals, as well as all rights for those non-U.S. jurisdictions in which the Company has not currently granted any such rights or obligations to third parties.  The Company received a cash payment of $5 million upon the signing of the License Agreement.

On September 8, 2009, the Company and Par entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) pursuant to which the Company’s License Agreement and Supply Agreement with Par were terminated. The License Agreement was terminated and all rights under the license granted to Par revert back to the Company under the Termination Agreement.  Under the Supply Agreement, the Company had agreed to supply all of Par’s requirements for ONCONASE®. Pursuant to the Termination Agreement, Par will be entitled to a royalty of 2% of net sales of ONCONASE® or any other ranpirnase product developed by the Company for use in the treatment of cancer in the United States and its territories commencing with the first sale of such product and terminating upon the later to occur of the twelfth anniversary of the first sale and the date of expiration of the last valid claim of a pending application or issued patent owned or controlled by the Company with respect to such product.

The Company has evaluated both the License Agreement and the Termination Agreement and has determined that the Company is obligated to provide royalty payments in the event the Company has net sales.  As such, as of October 31, 2009, the Company has not recognized into income any of the $5 million upfront payment received under the License Agreement.

8.           COMMITMENTS

Employment and Retirement Agreements

Except as disclosed below, there have been no material changes with respect to the Company’s employment and retirement agreements as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

On September 14, 2009, the Company entered into an amendment (the “Amendment”) to the Retirement Agreement amending certain terms.  Pursuant to the Amendment, effective as of September 14, 2009, periodic payments owed to Ms. Shogen under the Retirement Agreement during the two year period commencing April 1, 2008 will be paid at the rate of $150,000 per year, rather than $300,000 per year as originally provided in the Retirement Agreement.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 15% of any royalties received by Alfacell pursuant to any and all license agreements entered into by Alfacell for the marketing and distribution of Licensed Products. Under the Amendment, the amount of such royalties related to net sales of Licensed Products to be received by Ms. Shogen has been reduced to 5%.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 5% of net sales of Licensed Products booked by Alfacell on its financial statements.  Under the Amendment the amount of such net sales booked by Alfacell has been reduced to 2%. Under the Amendment, in the event Alfacell obtains marketing approval for ONCONASE® from the Food and Drug Administration or the European Medicines Agency, Ms. Shogen will be entitled to receive an additional payment equal to the difference between the periodic payments actually paid to Ms. Shogen during the two year period commencing April 1, 2008 and $600,000, the original amount of periodic payments to which Ms. Shogen was entitled under the Retirement Agreement.  Such additional payment may be made by Alfacell, at its option, in cash, Alfacell common stock or a combination of both.  The Amendment is binding on the parties as of September 14, 2009.  Except as specifically amended in the Amendment, all terms and conditions of the Retirement Agreement remain in full force and effect.

On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz.  Pursuant to the Employment Agreement, Mr. Muniz shall serve as the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Muniz will receive an annual base salary of $300,000 and is entitled to receive cash incentive compensation or annual stock option awards as determined by the Board or the Compensation Committee of the Board from time to time. In addition, Mr. Muniz is entitled to participate in any and all employee benefit plans established and maintained by the Company for executive officers of the Company. Pursuant to the Employment Agreement, Mr. Muniz received an option (the “Option”), granted under and in accordance with the Company’s 2004 Stock Incentive Plan, to purchase an aggregate of 500,000 shares of Common Stock exercisable for ten years from the date the Option is granted. The Option shall vest in equal amounts on each of the first, second and third year anniversary of the grant so long as Mr. Muniz remains employed by the Company. The exercise price of the Option was equal to the fair market value of the Common Stock on the date of grant.  The Employment Agreement continues in effect for two years following the date of the agreement and automatically renews for successive one-year periods, unless Mr. Muniz’s employment is terminated by him or by the Company. In the event that Mr. Muniz’s employment is terminated by the Company for any reason, then Mr. Muniz is entitled to receive his earned but unpaid base salary and incentive compensation, unpaid expense reimbursements, accrued but unused vacation and any vested benefits under any employee benefit plan of the Company. In the event that Mr. Muniz’s employment is terminated by the Company without “cause” or by Mr. Muniz for “good reason” (as such terms are defined in the Employment Agreement), then in addition to the above mentioned payments and benefits, Mr. Muniz is entitled to receive an amount equal to his then current annual base salary, payable in equal installments over 12 months in accordance with the Company’s payroll practice and all medical and health benefits for 18 months following the termination date. Mr. Muniz’s Employment Agreement requires him to refrain from competing with the Company and from hiring our employees and soliciting our customers for a period of one year following the termination of his employment with the Company for any reason.

Lease Commitments

There have been no material changes with respect to the Company’s operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

9.           CONTINGENCIES

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

Except as disclosed below, there have been no material changes with respect to the Company’s contingencies as disclosed in the “Notes to the Financial Statements – Contingencies” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

On October 9, 2009, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed a complaint, Love v. Alfacell Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, and a direct claim for negligent misrepresentation in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patient deaths would occur in the Phase IIIb trial.  The Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

I & G Garden State, LLC (“Landlord”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and Landlord mutually agreed that the Company will vacate the property on or before December 31, 2009.  The Landlord will withdraw the remaining unpaid rental payments as of December 31, 2009 from the Company’s secured irrevocable letter of credit which was placed in March 2007.

10.           SALES

The Company was granted approval by the Swiss government to sell its product ONCONASE® on a named-patient basis.  During the quarter ended October 31, 2009, the Company received gross proceeds of $18,750 from such sale.

11.           RELATED PARTY TRANSACTIONS

On October 19, 2009, Charles Muniz, the Company’s President, Chief Executive Officer and Chief Financial Officer, was a party to the Securities Purchase Agreement, the Investor Rights Agreement, the Security Agreement and the Escrow Agreement.  The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.  See Note 6 – Convertible Notes and Warrants.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are “forward-looking statements.”  These statements are commonly identified by the use of forward-looking terms and phrases as  “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “seeks,” “should,” or “will” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  We cannot assure you that the future results covered by these forward-looking statements will be achieved.  The matters set forth in Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K, filed on November 13, 2009, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements.  Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.  There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers.  Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases.  As of October 31, 2009, we had 3 full time employees who conducted all administrative and research and development operations at our facility in Somerset, NJ.

                We are a development stage company as defined in the Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.  We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.

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

During the quarter ended October 31, 2009, we completed a sale of 65 Units in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the private financing occurred on October 19, 2009, and the Company received an aggregate of $3,250,000 in gross proceeds.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Board of Directors (the “Board”) within a reasonable period of time following the closing of the private financing. In addition, as a condition to closing the private financing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing of the private financing and prior to December 31, 2009.

In connection with the private financing, the Company entered into the Investor Rights Agreement with each of the investors. The Investor Rights Agreement provides that the Company will file a “resale” registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, by February 16, 2010. If any of the securities issuable upon conversion or exercise, respectively, of the Senior Secured Notes and Warrants are unable to be included on the initial “resale” registration statement, the Company has agreed to file subsequent registration statements until all the securities have been registered. Under the terms of the Investor Rights Agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144 of the Securities Act, without any restrictions. A cash penalty of 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement or if the Company ceases to be current in filing its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

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

In connection with our private financing completed in October 2009, we issued $3.25 million of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share.  The Senior Secured Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Senior Secured Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company. Interest accrues on the principal amount outstanding under the Senior Secured Notes at 5% per annum, and is due upon maturity. Upon an event of default under the Notes, the interest rate shall increase to 7%, provided that if the Company is unable to obtain stockholder approval by April 1, 2010 to amend its certificate of incorporation to increase its authorized capital stock, the interest rate shall increase to 15% and such failure will be an event of default under the Senior Secured Notes.  The Senior Secured Notes are not prepayable for a period of one year following the issuance thereof. The Senior Secured Notes are secured by a senior security interest and lien on all of the Company’s right, title and interest to all of the assets owned by the Company as of the closing of the private financing or thereafter acquired pursuant to the terms of a security agreement entered into by the Company with each of the investors.

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

Almost all of the $73 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the three months ended October 31, 2009 and for fiscal years ended July 31, 2009, 2008 and 2007, our research and development expenses were approximately $0.2 million, $3.3 million, $8.5 million, and $5.5 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefits and research products, interest income and financing received from Kuslima Shogen, our former Chief Executive Officer.  During the three months ended October 31, 2009, we received gross proceeds of $3,250,000 from private financing described above of which $1.6 million was placed in escrow.  Our current cash reserves will be used primarily to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

We have incurred losses since inception and, to date, we have generated only small amounts of capital from marketing and distribution agreements for ONCONASE®.  Our audited financial statements for the fiscal year ended July 31, 2009, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1981 and have a history of losses and negative cash flows from operating activities.  As a result, our independent registered public accounting firm in their audit report has expressed that there was substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Results of Operations

Three month periods ended October 31, 2009 and 2008

We focus most of our productive and financial resources on the development of ONCONASE® and as such, except for the sales for the three month period ended October 31, 2009 in the amount of $18,750 which resulted from the sale on a named-patient basis of our product ONCONASE® as approved by the Swiss government, we did not have any material sales in the three month periods ended October 31, 2009 and 2008.

Research and development expense for the three month period ended October 31, 2009 was approximately $0.2 million compared to approximately $1.7 million for the same period in 2008, a decrease of approximately $1.5 million, or 90.7%.  The decrease was primarily related to decreased expenses of approximately $1.1 million related to costs incurred for the ONCONASE® rolling NDA submission for our Phase IIIb clinical trial for malignant mesothelioma and decreased compensation expense of approximately $0.4 million from decreased stock-based compensation expense and reduction in force.

General and administrative expense for the three month period ended October 31, 2009 was approximately $0.4 million compared to approximately $1.1 million for the same period in 2008, a decrease of approximately $0.7 million, or 62.5%.  This decrease was primarily due to decreased compensation expense of approximately $0.5 million from decreased stock-based compensation expense, retirement of Kuslima Shogen, our former chief executive officer and resignation of Lawrence Kenyon, our former chief financial officer.  Public relations related costs and other general administrative expenses also decreased by approximately $0.2 million due to our reduced operations in fiscal year 2010.

Interest expense for the three month period ended October 31, 2009 increased by approximately $9.4 million compared to the same period last year.  This increase was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009 and the original recognition of and the change in valuation of the derivative liability.

The net loss for the three month period ended October 31, 2009 was approximately $10 million as compared to $2.8 million for the same period last year, an increase of approximately $7.2 million.

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $25.6 million for the three most recent fiscal years ended July 31, 2009.  The net losses from date of inception, August 24, 1981, to October 31, 2009 amount to approximately $118.9 million.  As of October 31, 2009, we have a working capital deficit of approximately $13.5 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of October 31, 2009, we had approximately $1.6 million in cash and cash equivalents.  We currently believe that our cash reserves and the $1.6 million restricted cash intended for future clinical trials can support our activities into the fourth quarter of our fiscal year 2010, based upon our reduced operations.

The primary use of cash over the next nine months will be to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.  We will need to obtain additional financing in order to continue our operations.  Given current market conditions, it may be very difficult, if not impossible, to obtain such financing.  In order to continue our operations we will need to pursue strategic alternatives for the further development of ONCONASE®.

The audit report of our independent registered public accounting firm on our fiscal year ended July 31, 2009 financial statements expressed that there was substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no off-balance sheet debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of October 31, 2009.

Contractual Obligations and Commercial Commitments

Since July 31, 2009, there has been no material change with respect to our commitments and contingencies as disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates.  The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes.  Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate.  Actual results may differ from these estimates.  Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended July 31, 2009.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by the FASB, American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues Task Force (“EITF”).  The Codification also eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ended after September 15, 2009.  The Company adopted the Codification for the quarter ended October 31, 2009.  Other than the manner in which accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination.  It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this guidance, effective August 1, 2009, and it did not have any effect on the Company’s financial statements.

In February 2008, the FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective August 1, 2009, the Company adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have any effect on the Company’s financial statements.

In June 2008, the FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to derivative classification under ASC Topic 815, “Derivatives and Hedging”.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted.  The Company adopted this guidance, effective August 1, 2009.  The adoption had no impact on the Company’s previously accounted for equity-linked financial instruments that were considered to be indexed to its own equity.  Refer to Note 6 for the result of the adoption on the equity-linked instruments included within the Securities Purchase Agreement entered into on October 19, 2009.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company adopted these amendments for the fiscal year ended July 31, 2009 and determined that it did not have a material impact on the Company’s financial statements.  The Company evaluated all events or transactions that occurred after October 31, 2009 through the date the financial statements were issued on December 21, 2009.

In August 2009, the FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability be measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  The Company adopted this guidance in the quarter ended October 31, 2009.  The adoption had no impact on the Company’s financial statements.

In October 2009, the FASB issued amended guidance for separating consideration in multiple-deliverable arrangements.  It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available.  Additionally, the amended guidance eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements.  It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2009, we were exposed to market risks, primarily changes in U.S. interest rates. As of October 31, 2009, we held total cash and cash equivalents of approximately $1.6 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments.

Item 4T.  Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of October 31, 2009, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely discussion regarding required disclosures.

(b)  Changes in internal controls.

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II.	OTHER INFORMATION

Item 1.    Legal Proceedings

Except as disclosed below, there have been no material changes with respect to the Company’s Legal Proceedings as disclosed in “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

On October 9, 2009, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed a complaint, Love v. Alfacell Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, and a direct claim for negligent misrepresentation in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patient deaths would occur in the Phase IIIb trial.  The Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

I & G Garden State, LLC (“Landlord”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and Landlord mutually agreed that the Company will vacate the property on or before December 31, 2009.  The Landlord will withdraw the remaining unpaid rental payments as of December 31, 2009 from the Company’s secured irrevocable letter of credit which was placed in March 2007.

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

ALFACELL CORPORATION
(Registrant)

December 21, 2009	By:	/s/ Charles Muniz
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)