Form 10-Q
period 2010-01-31
ALFACELL CORP
filed 2010-03-17
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2010

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer ☐     Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of Common Stock, $.001 par value, outstanding as of March 12, 2010 was 47,313,880 shares.

ALFACELL CORPORATION
(A Development Stage Company)

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED BALANCE SHEETS
January 31, 2010 and July 31, 2009

	January 31, 2010 (Unaudited)	July 31, 2009 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$683,370	$129,194
Prepaid expenses	138,022	54,494
Total current assets	821,392	183,688
Property and equipment, net of accumulated depreciation and amortization of $370,635 at January 31, 2010 and $377,134 at July 31, 2009	39,896	108,018
Restricted cash	1,681,219	266,280
Deferred financing cost	117,201	–

Total assets	$2,659,708	$557,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$519,339	$407,273
Accrued clinical trial expenses	431,246	459,911
Accrued professional service fees	356,352	350,486
Accrued compensation expense	183,436	207,245
Derivative liability	9,486,914	-
Current portion of obligations under capital lease	4,797	4,299
Convertible debt, less debt discount of $2,944,292	305,708	-
Other accrued expenses	81,103	2,890
Total current liabilities	11,368,895	1,432,104
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	10,111	12,641
Accrued retirement benefits	257,250	335,250
Accrued interest, convertible debt (related party, $17,451)	45,857	-
Deferred rent	15,482	284,134
Deferred revenue	5,200,000	5,200,000
Total other liabilities	5,972,923	6,276,248

Total liabilities	17,341,818	7,708,352

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares
at January 31, 2010 and July 31, 2009	–	–
Common stock $.001 par value. Authorized 100,000,000 shares
at January 31, 2010 and July 31, 2009; issued and outstanding 47,313,880 shares at January 31, 2010 and July 31, 2009	47,314	47,314
Capital in excess of par value	101,150,684	101,734,572
Deficit accumulated during development stage	(115,880,108)	(108,932,252)
Total stockholders’ deficiency	(14,682,110)	(7,150,366)

Total liabilities and stockholders’ deficiency	$2,659,708	$557,986

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three and six months ended January 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2010

(Unaudited)

	Three Months Ended January 31,			Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2010		2009	2010	2009	January 31, 2010
Sales		$-	$-	$18,750	$-	$572,239

Operating expenses:
Cost of sales		-	-	-	-	336,495
Research and development		121,774	1,097,853	282,655	2,825,234	72,864,535
General and administrative		428,214	700,236	827,687	1,793,709	41,791,576
Total operating expenses		549,988	1,798,089	1,110,342	4,618,943	114,992,606

Loss from operations		(549,988)	(1,798,089)	(1,091,592)	(4,618,943)	(114,420,367)

Investment income		417	5,519	668	24,083	2,302,749
Other income		-	-	-	-	99,939
Interest:
Related parties, net		(10,725)	-	(17,451)	-	(1,164,998)
Debt discount and fair value adjustment – derivative security		3,643,697	-	(5,795,386)	-	(5,795,386)
Others		(42,332)	(1,068)	(44,095)	(2,181)	(2,927,301)

Income (loss) before state tax benefit		3,041,069	(1,793,638)	(6,947,856)	(4,597,041)	(121,905,364)

State tax benefit		-	1,139,867	-	1,139,867	6,025,256

Net income (loss)		$3,041,069	$(653,771)	$(6,947,856)	$(3,457,174)	$(115,880,108)
Income (loss) per common share - basic		$0.06	$(0.01)	$(0.15)	$(0.07)
Loss per common share - diluted	$	(0.01)	$(0.01)	$(0.15)	$(0.07)
Weighted average number of shares
outstanding - basic		47,313,880	47,313,880	47,313,880	47,312,195
Weighted average number of shares
outstanding - diluted		90,647,208	47,313,880	47,313,880	47,312,195

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period from July 31, 2009 to January 31, 2010

(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency

Balance at July 31, 2009	47,313,880	$47,314	$101,734,572	$(108,932,252)	$(7,150,366)

Stock-based compensation	—	—	163,347	—	163,347
Derivative liability	—	—	(747,235)	—	(747,235)
Net loss	—	—	—	(6,947,856)	(6,947,856)

Balance at January 31, 2010	47,313,880	$47,314	$101,150,684	$(115,880,108)	$(14,682,110)

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Six months ended January 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2010

(Unaudited)
	Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2010	2009	January 31, 2010
Cash flows used in operating activities:
Net loss	$(6,947,856)	$(3,457,174)	$(115,880,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable equity securities	-	-	(25,963)
Depreciation and amortization	70,372	18,443	1,815,966
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Share-based compensation	163,347	764,339	14,027,279
Amortization of deferred rent	(268,652)	21,439	(82,482)
Amortization of debt discount	305,708	-	899,927
Fair value of derivative liability	5,489,678	-	5,489,678
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(83,528)	5,471	(197,889)
Decrease in loan receivable, related party	-	-	96,051
Increase in restricted cash	(1,414,939)	-	(1,681,219)
Increase in deferred financing cost	(117,201)	-	(117,201)
Increase in interest payable-related party	17,451	-	761,990
Increase (decrease) in accounts payable	112,066	(414,787)	1,470,197
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued retirement benefits	(104,442)	-	413,250
Increase (decrease) in accrued expenses	86,454	(414,601)	1,643,427
Increase in deferred revenue	-	-	5,200,000
Net cash used in operating activities	(2,691,542)	(3,476,870)	(72,327,062)
Cash flows used in investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	(2,250)	-	(1,607,316)
Patent costs	-	-	(97,841)
Net cash used in investing activities	(2,250)	-	(1,679,194)

                (continued)
See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Six months ended January 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2010

(Unaudited)
	Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2010	2009	January 31, 2010
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Payment of capital lease obligation	(2,032)	(1,633)	(8,870)
Proceeds from issuance of common stock, net	-	-	53,102,893
Proceeds from exercise of stock options and warrants, net	-	13,220	14,080,850
Proceeds from issuance of convertible debentures, related party	3,250,000	-	3,547,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	3,247,968	11,587	74,689,626
Net increase (decrease) in cash and cash equivalents	554,176	(3,465,283)	683,370
Cash and cash equivalents at beginning of period	129,194	4,661,656	-
Cash and cash equivalents at end of period	$683,370	$1,196,373	$683,370

Supplemental disclosure of cash flow information – interest paid	$3,374	$2,181	$1,726,634
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725

              (continued)
See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Concluded

Six months ended January 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2010

(Unaudited)

	Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2010	2009	January 31, 2010
Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Derivative liability – warrant reclassification	$747,235	$-	$747,235
Issuance of warrants with notes payable	$-	$-	$594,219
Acquisition of equipment through capital lease obligation	$-	$-	$23,778

See accompanying notes to condensed financial statements.

ALFACELL CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Alfacell Corporation (“Alfacell” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of  management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of January 31, 2010, the results of its operations for the three and six months ended January 31, 2010 and 2009, and the period from August 24, 1981 (date of inception) to January 31, 2010, the changes in stockholders’ deficiency for the six months ended January 31, 2009, and its cash flows for the six month periods ended January 31, 2010 and 2009, and the period from August 24, 1981 (date of inception) to January 31, 2010.  The results of operations for the three and six months ended January 31, 2010 are not necessarily indicative of operating results for fiscal year 2010 or future interim periods.  The July 31, 2009 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission.

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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable.  The carrying value of these financial instruments approximates fair value due to the relative short term nature of these investments and the carrying value of the notes approximates their fair value.

The Company evaluated all events or transactions that occurred after January 31, 2010 through the date the financial statements were issued.

The Company is a development stage company as defined in the Accounting Standards Codification (“ASC”) “Development Stage Entities.”  The Company is devoting substantially all of its present efforts to establishing its business.  Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

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

2.       LIQUIDITY

The Company has reported net income of approximately $3,041,000 for the three months ended January 31, 2010 due primarily to the change in fair value of derivative liability at January 31, 2010 and net losses of approximately $6,948,000 for the six months ended January 31, 2010, and $4,539,000, $12,321,000 and $8,755,000 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.  As of January 31, 2010, the Company had a working capital deficit of approximately $10,547,000 and cash and cash equivalents of approximately $683,000.  The loss from date of inception, August 24, 1981, to January 31, 2010 amounts to approximately $115,880,000.

The Company expects that its cash balances, including the proceeds received in February 2010 from the sale of its state tax benefit of approximately $0.6 million, and the $1.6 million restricted cash intended to be used for future clinical trials as of January 31, 2010, will be sufficient to support its activities into the fourth quarter of its fiscal year 2010, based on its reduced level of operations.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale and named-patient basis sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company may pursue available strategic alternatives which focus on, but not limited to, strategic partnership transactions.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company, if at all.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to out-license to third parties drug product candidates or technologies that the Company would otherwise seek to develop and commercialize without relinquishing its rights thereto.  Unless and until the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described above.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.

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

3.       INCOME (LOSS) PER COMMON SHARE

The Company presents “basic” income (loss) per common share and, if applicable, “diluted” income per common share pursuant to the provisions of ASC “Earnings per Share”.  Basic income (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.  The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options and warrants and the conversion of outstanding convertible debentures were issued during the period and the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and net income or loss was adjusted for interest on the convertible debentures.

3.       INCOME (LOSS) PER COMMON SHARE, Concluded

As of January 31, 2010, there were stock options, warrants and convertible notes outstanding for the purchase of a total of 3,624,267, 51,183,890 and 21,666,664 shares of common stock, respectively (see Notes 4 and 6 herein).  However, diluted per share amounts presented in the accompanying condensed consolidated statements of operations for the three months ended January 31, 2009 and the six months ended January 31, 2010 and 2009 are the same as basic per common share amounts because the Company has incurred a net loss for these periods and the basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.  For the three months ended January 31, 2010, the accompanying condensed consolidated statements of operations presented an income per basic common share and a loss per diluted common share after including interest expense related to convertible debentures and in-the-money potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

Basic income (loss) per common share:	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$3,041,069	$(653,771)	$(6,947,856)	$(3,457,174)
Denominator:
Basic weighted average number of common shares outstanding	47,313,880	47,313,880	47,313,880	47,312,195
Basic income (loss) per common share	$0.06	$(0.01)	$(0.15)	$(0.07)

Diluted loss per common share:	Three Months Ended January 31, 2010
Numerator:
Net income	$3,041,069
Add: Interest expense on convertible notes	51,444
Deduct: Debt discount and fair value change on derivative security	(3,643,697)
Adjusted net loss	$(551,184)
Denominator:
Basic weighted average number of common shares outstanding	47,313,880
Add: Potentially dilutive securities
Warrants	21,666,664
Convertible notes	21,666,664
Diluted weighted average number of common shares	90,647,208
Diluted loss per common share	$(0.01)

4.       SHARE-BASED COMPENSATION

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

The Company recorded the following stock-based compensation expense based on the fair value of stock options:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Research and development	$18,516	$26,927	$16,808	$268,144
General and administrative	69,946	104,137	146,539	496,195
Total share-based compensation expense	$88,462	$131,064	$163,347	$764,339
Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.02

The fair value of the stock options at the grant dates was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table.  The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected stock price volatility is based on the historical volatility of the Company’s stock price.  For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of SAB 107 and SAB 110 and represents the period of time that options granted are expected to be outstanding.  The “simplified” method was used since the Company does not have sufficient historical data to provide a basis to estimate a justifiable expected term.  There were no stock options granted during the three months ended January 31, 2010.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009

Expected dividend yield	-	0%	0%	0%
Risk-free interest rate	-	1.00%	2.64%	1.00%
Expected stock price volatility	-	102.13%	111.39%	102.13%
Expected term (years)	-	3.5	5.89	3.5
Weighted average grant date fair value	-	$0.16	$0.28	$0.16

4.       SHARE-BASED COMPENSATION, Concluded

The following table summarizes the stock option activity for the period August 1, 2009 to January 31, 2010:

	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance August 1, 2009	4,771,650	$2.64	3.84	$12,230
Granted	511,667	0.34	9.86
Exercised	-	-
Expired	(1,651,050)	3.73
Forfeited	(8,000)	1.29
Balance January 31, 2010	3,624,267	$1.82	5.72	$0
Exercisable as of January 31, 2010	2,124,267	$2.09	3.59	$0

As of January 31, 2010, there was approximately $854,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 3.4 years.

5.       RESTRICTED CASH

Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company. The cash held by the bank is restricted as to use for the term of the standby letter of credit. In February 2010, this amount was drawn by the landlord as a court judgment in their favor.	$81,084

Escrow agreement held by bank which can be disbursed only to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The escrow agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account and April 19, 2011, at which time any remaining funds will be disbursed to the Company.	1,600,135

Total	$1,681,219

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

6.       CONVERTIBLE NOTES AND WARRANTS, Continued

The Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company. Interest accrues on the principal amount outstanding under the Notes at 5% per annum, and is due upon maturity. Upon an event of default under the Notes, the interest rate shall increase to 7%, provided that if the Company is unable to obtain stockholder approval by May 1, 2010, which date was extended from April 1, 2010 pursuant to an amendment to the Securities Purchase Agreement entered into by the Company and the investors on February 26, 2010 and reported on Form 8-K filed by the Company on March 4, 2010, to amend its certificate of incorporation to increase its authorized capital stock, the interest rate shall increase to 15% and such failure will be an Event of Default under the Notes. The Notes are convertible into Common Stock at the option of the holder of the Note at a price of $0.15 per share at any time prior to the date on which the Company makes payment in full of all amounts outstanding under the Note. The Notes are not prepayable for a period of one year following the issuance thereof.  The Notes are secured by a senior security interest and lien on all of the Company’s right, title and interest to all of the assets owned by the Company as of the Closing or thereafter acquired pursuant to the terms of a security agreement (the “Security Agreement”) entered into by the Company with each of the investors. The Warrants are exercisable immediately following the Closing.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Company’s Board of Directors (the “Board”) within a reasonable period of time following the Closing.  In addition, as a condition to Closing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, President, Chief Executive Officer and Chief Financial Officer, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the Closing and December 31, 2009.  On January 2, 2010 and January 29, 2010, respectively, Donald Conklin and Kuslima Shogen resigned from the Board.  Stephen Carter will not seek reelection at the Company’s upcoming annual meeting of the stockholders, which is presently scheduled to occur on Tuesday, April 27, 2010.

In connection with the Offering, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with each of the investors.  The Investor Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement”) covering all of the shares issuable upon conversion of the Notes (the “Note Shares”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”, together with the Note Shares, the “Securities”), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission (“SEC”) regulations, within 120 days of the Closing (the “Filing Deadline”).  On February 26, 2010, the Company and the investors amended the Investor Rights Agreement (the “Rights Agreement Amendment”) to extend the Filing Deadline to May 1, 2010, which Rights Agreement Amendment was filed with the Form 8-K filed by the Company on March 4, 2010.  If any Securities are unable to be included on the Initial Registration Statement, the Company has agreed to file subsequent registration statements until all the Securities have been registered.  Under the terms of the Investor Rights Agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement, which deadlines were extended by the Rights Agreement Amendment, or if the Company ceases to be current in filing its periodic reports with the SEC. The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

6.       CONVERTIBLE NOTES AND WARRANTS, Continued

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

Charles Muniz, the Company’s President, Chief Executive Officer and Chief Financial Officer, subscribed for 20 Units; certain trusts and individuals related to James O. McCash, a beneficial owner of more than five percent of the Company’s voting securities, subscribed for an aggregate of 20 Units; Europa International Inc., a beneficial owner of more than five percent of the Company’s voting securities, subscribed for 15 Units; and Unilab LP, an affiliate of US Pharmacia, an affiliate of the Company’s distributor for ONCONASE® in Eastern Europe and a current stockholder, subscribed for 10 units. These investors are party to the Securities Purchase Agreement, the Investor Rights Agreement, the Security Agreement and the Escrow Agreement. The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.

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

6.           CONVERTIBLE NOTES AND WARRANTS, Concluded

At January 31, 2010, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At January 31, 2010, the fair value of the conversion feature liability was approximately $3.1 million, comprised of the $6.1 million recorded at the closing for the Offering and $3 million gain recorded to mark to market theliability at January 31, 2010. The conversion feature was valued at October 19, 2009 and January 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	October 19, 2009	January 31, 2010

Volatility	126%	128.6%
Risk-free interest rate	1.50%	1.38%
Remaining contractual life (years)	3.0	2.72

 At the closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of approximately $6.1 million each, based upon the Black-Scholes valuation model.  The warrants will be accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At January 31, 2010, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations.  At January 31, 2010, the fair value of the Series A and Series B warrant liabilities were approximately $3.1 million and $3.2 million, respectively.  The fair value of the Series A warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $3 million gain recorded to mark to market the liability at January 31, 2010.  The fair value of the Series B warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $2.9 million gain recorded to mark to market the liability at January 31, 2010.

The Series A and Series B warrant liabilities were valued at October 19, 2009 and January 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 19, 2009	January 31, 2010	October 19, 2009	January 31, 2010

Volatility	126%	128.63%	113.17%	113.82%
Risk-free interest rate	1.50%	1.38%	2.36%	2.34%
Remaining contractual life (years)	3.0	2.72	5.0	4.72

In addition, the Company evaluated the classification of all non-employee share commitments issued outside of the plans which existed prior to the Offering (the “Prior Non-Employee Commitments”). As a result, at October 19, 2009, the Company reclassified $747,235 from equity to liability for all Prior Non-Employee Commitments and has included this amount as a part of derivative liability.  The Company marked to market the Prior Non-Employee Commitments at January 31, 2010 and recorded a gain of $578,913 for the change in fair value from October 19 to January 31, 2010.  Once stockholders approve an increase in the amount of authorized shares to cover all existing share commitments, the marked-to-market liabilities for Prior Non-Employee Commitments will be reclassified to equity.

7.       REVENUE RECOGNITION

The Company recognizes revenue in accordance with SAB No. 104, “Revenue Recognition” issued by the staff of the SEC.  Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

7.       REVENUE RECOGNITION, Concluded

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

The Company has evaluated both the License Agreement and the Termination Agreement and has determined that the Company is obligated to provide royalty payments in the event the Company has net sales.  As such, as of January 31, 2010, the Company has not recognized into income any of the $5 million upfront payment received under the License Agreement.

8.       COMMITMENTS

Employment and Retirement Agreements

Except as disclosed below, there have been no material changes with respect to the Company’s employment and retirement agreements as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

On April 28, 2008, the Company entered into a retirement agreement (the “Retirement Agreement”) with Ms. Shogen.  Under the terms of the Retirement Agreement, Ms. Shogen was entitled to receive her then current annual salary of $300,000 and participate in all benefit plans available for the Company’s executives through her retirement date, which occurred on March 31, 2009 (the “Termination Date”).  Ms. Shogen will receive retirement payments of $300,000 for each of the two years after the Termination Date.  During the fiscal year ended July 31, 2008, the Company accrued these benefits in the amount of $612,000.

8.       COMMITMENTS, Continued

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

On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz.  Pursuant to the Employment Agreement, Mr. Muniz shall serve as the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Muniz will receive an annual base salary of $300,000 and is entitled to receive cash incentive compensation or annual stock option awards as determined by the Board or the Compensation Committee of the Board from time to time. In addition, Mr. Muniz is entitled to participate in any and all employee benefit plans established and maintained by the Company for executive officers of the Company. Pursuant to the Employment Agreement, Mr. Muniz received an option (the “Option”), granted under and in accordance with the Company’s 2004 Stock Incentive Plan, to purchase an aggregate of 500,000 shares of Common Stock exercisable for ten years from the date the Option is granted. The Option shall vest in equal amounts on each of the first, second and third year anniversary of the grant so long as Mr. Muniz remains employed by the Company. The exercise price of the Option was equal to the fair market value of the Common Stock on the date of grant.  The Employment Agreement continues in effect for two years following the date of the agreement and automatically renews for successive one-year periods, unless Mr. Muniz’ employment is terminated by him or by the Company. In the event that Mr. Muniz’s employment is terminated by the Company for any reason, then Mr. Muniz is entitled to receive his earned but unpaid base salary and incentive compensation, unpaid expense reimbursements, accrued but unused vacation and any vested benefits under any employee benefit plan of the Company. In the event that Mr. Muniz’s employment is terminated by the Company without “cause” or by Mr. Muniz for “good reason” (as such terms are defined in the Employment Agreement), then in addition to the above mentioned payments and benefits, Mr. Muniz is entitled to receive an amount equal to his then current annual base salary, payable in equal installments over 12 months in accordance with the Company’s payroll practice and all medical and health benefits for 18 months following the termination date. Mr. Muniz’s Employment Agreement requires him to refrain from competing with the Company and from hiring our employees and soliciting our customers for a period of one year following the termination of his employment with the Company for any reason.

8.       COMMITMENTS, Concluded

Lease Commitments

Except as stated below, there have been no material changes with respect to the Company’s operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

On January 15, 2010, Charles Muniz, the Company’s President and CEO, as an individual, entered into a quarterly lease agreement with I&G Garden State, LLC (“I&G”) for office space at the fourth floor of 300 Atrium Drive, Somerset, NJ, which space the Company will occupy as its new office.  The lease expires on March 31, 2010, renewable for successive three-month periods upon thirty days prior notice and payment of $15,790.50 for the following three months' rent.  Since the beginning of the lease term, the Company has been paying the quarterly rent payments directly to I&G.

In January 2010, the Company vacated its old facility pursuant to the complaint filed by its landlord, I&G in November 2009.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  The Company intends to vigorously defend this action.

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

9.       CONTINGENCIES, concluded

I & G Garden State, LLC (“I&G”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and I&G mutually agreed that the Company will vacate the property on or before December 31, 2009.  In January 2010, the Company vacated the facility as per mutual agreement.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  The Company intends to vigorously defend this action.

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

12.       SUBSEQUENT EVENT

As previously reported in the Company’s Form 8-K filed with the SEC on February 10, 2010, the Company received $646,649 from the sale of its total available state tax benefit, which will be recognized as state tax benefit in the period it was received.

On February 5, 2010, the Company’s former landlord, I&G, commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  The Company intends to vigorously defend this action.

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers.  Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases.  As of January 31, 2010, we had three full time employees who conducted all administrative and research and development operations at our facility in Somerset, NJ.

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

During the six months ended January 31, 2010, we completed a sale of 65 Units in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the private financing occurred on October 19, 2009, and we received an aggregate of $3,250,000 in gross proceeds.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Board of Directors (the “Board”) within a reasonable period of time following the closing of the private financing.  In addition, as a condition to closing the private financing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing of the private financing and prior to December 31, 2009.  On January 2, 2010 and January 29, 2010, respectively, Donald Conklin and Kuslima Shogen resigned from the Board.  Stephen Carter will not seek reelection at our upcoming annual meeting of the stockholders, which is presently scheduled to occur on Tuesday, April 27, 2010.

In connection with the private financing, we entered into the Investor Rights Agreement with each of the investors. The Investor Rights Agreement provides that we will file a “resale” registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, by May 1, 2010, which date was extended from February 16, 2010 pursuant to an amendment to the Investor Rights Agreement we entered into with the investors on February 26, 2010 and reported on Form 8-K we filed on March 4, 2010.  If any of the securities issuable upon conversion or exercise, respectively, of the Senior Secured Notes and Warrants are unable to be included on the initial “resale” registration statement, we agreed to file subsequent registration statements until all the securities have been registered.  Under the terms of the Investor Rights Agreement, we are obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144 of the Securities Act, without any restrictions. A cash penalty of 1% per month will be triggered in the event we fail to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement, which deadlines were extended by the amendment to the Investor Rights Agreement, or if we cease to be current in filing our periodic reports with the SEC.  The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is our failure to be current in our periodic reports with the SEC.

In connection with the private placement, we also entered into an escrow agreement whereby certain investors placed $1,600,000 of the proceeds paid for their Units in an escrow account pursuant to the terms of the Securities Purchase Agreement.  Such amounts can be disbursed from the escrow account only to satisfy obligations we owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which we intend to conduct for our ONCONASE® product. The escrow agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account and April 19, 2011, at which time any remaining funds will be disbursed to us.

In connection with our private financing completed in October 2009, we issued $3.25 million of Senior Secured Notes convertible into shares of our common stock at a price of $0.15 per share.  The Senior Secured Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of our debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of our outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Senior Secured Note upon our consummation of a merger, sale of substantially all of our assets, or the acquisition by any entity, person or group of 50% or more of our voting power.  Interest accrues on the principal amount outstanding under the Senior Secured Notes at 5% per annum, and is due upon maturity.  Upon an event of default under the Notes, the interest rate shall increase to 7%, provided that if we are unable to obtain stockholder approval by May 1, 2010, which date was extended from April 1, 2010 pursuant to an amendment to the Securities Purchase Agreement we entered into with the investors on February 26, 2010 and reported on Form 8-K we filed on March 4, 2010, to amend our certificate of incorporation to increase our authorized capital stock, the interest rate shall increase to 15% and such failure will be an event of default under the Senior Secured Notes.  The Senior Secured Notes are not prepayable for a period of one year following the issuance thereof.  The Senior Secured Notes are secured by a senior security interest and lien on all of our right, title and interest to all of the assets owned by us as of the closing of the private financing or thereafter acquired pursuant to the terms of a security agreement we entered into with each of the investors.

For so long as the Senior Secured Notes are outstanding, we are not permitted, among other restrictions, to liquidate or dissolve, consolidate with or merge into or with any other corporation, to sell our assets, other than in the ordinary course of business, redeem or repurchase any outstanding equity or debt securities, create or incur any indebtedness which is not subordinate to the Senior Secured Notes or create liens on our assets with certain exceptions.

Almost all of the $73 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the three and six months ended January 31, 2010 and for fiscal years ended July 31, 2009, 2008 and 2007, our research and development expenses were approximately $0.1 million, $0.3 million, $3.3 million, $8.5 million, and $5.5 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.  We cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, and we are unable to predict when and if such approvals will be granted, or if and when actual sales will occur.

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefit and research products, interest income and financing received from Kuslima Shogen, our former Chief Executive Officer.  During the six months ended January 31, 2010, we received gross proceeds of $3,250,000 from private financing described above of which $1.6 million was placed in escrow.  Also in February 2010, we received $646,649 from the sale of our available tax benefit.  Our current cash reserves will be used primarily to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

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

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $25.6 million for the three most recent fiscal years ended July 31, 2009.  The net losses from date of inception, August 24, 1981, to January 31, 2010 amount to approximately $115.9 million.  As of January 31, 2010, we have a working capital deficit of approximately $10.5 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of January 31, 2010, we had approximately $0.7 million in cash and cash equivalents.  We currently believe that our cash reserves including the proceeds received in February 2010 from the sale of our state tax benefit of approximately $0.6 million and the $1.6 million restricted cash intended for future clinical trials can support our activities into the fourth quarter of our fiscal year 2010, based upon our reduced operations.

The primary use of cash over the next six months will be to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.  We will need to obtain additional financing in order to continue our operations.  Given current market conditions, it may be very difficult, if not impossible, to obtain such financing.  In order to continue our operations we will need to pursue strategic alternatives for the further development of ONCONASE®.

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

Results of Operations

Three month periods ended January 31, 2010 and 2009

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any material sales in the three month periods ended January 31, 2010 and 2009.

Research and development expense for the three month period ended January 31, 2010 was approximately $0.1 million compared to approximately $1.1 million for the same period in 2009, a decrease of approximately $1.0 million, or 89%.  The decrease was primarily related to decreased expenses of approximately $0.7 million related to costs incurred for the ONCONASE® rolling NDA submission for our Phase IIIb clinical trial for malignant mesothelioma and decreased compensation expense of approximately $0.3 million from reduction in force and decreased stock-based compensation expense.

General and administrative expense for the three month period ended January 31, 2010 was approximately $0.4 million compared to approximately $0.7 million for the same period in 2009, a decrease of approximately $0.3 million, or 39%.  This decrease was primarily due to decreased compensation expense of approximately $0.2 million from reduction in force and decreased public relations related costs and other general administrative expenses of approximately $0.1 million due to our reduced operations in fiscal year 2010.

Interest expense for the three month period ended January 31, 2010 decreased by approximately $3.6 million compared to the same period last year.  This decrease was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009 and the original recognition of and the change in valuation of the derivative liability.

New Jersey permits certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or state tax benefit.  For the state fiscal year 2010 (July 1, 2008 to June 30, 2009), we had approximately $723,000 of total available state tax benefit that was saleable.  On February 8, 2010, we received approximately $647,000 from the sale of our total available state tax benefit, which will be recognized as state tax benefit in the period it was received.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), we had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, we received approximately $1,140,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the three months ended January 31, 2009.

The net income for the three month period ended January 31, 2010 was approximately $3.0 million as compared to $0.7 million loss for the same period last year, an increase of approximately $3.7 million. The net income was due to the change in fair value of derivative liability at January 31, 2010.

Six month periods ended January 31, 2010 and 2009

We focus most of our productive and financial resources on the development of ONCONASE® and as such, except for the sales for the six month period ended January 31, 2010 in the amount of $18,750 which resulted from the sale on a named-patient basis of our product ONCONASE® as approved by the Swiss government, we did not have any material sales in the six month periods ended January 31, 2010 and 2009.

Research and development expense for the six month period ended January 31, 2010 was approximately $0.3 million compared to approximately $2.8 million for the same period in 2009, a decrease of approximately $2.5 million, or 90%.  The decrease was primarily related to decreased expenses of approximately $1.8 million related to costs incurred for the ONCONASE® rolling NDA submission for our Phase IIIb clinical trial for malignant mesothelioma and decreased compensation expense of approximately $0.7 million from reduction in force and decreased stock-based compensation.

General and administrative expense for the six month period ended January 31, 2010 was approximately $0.8 million compared to $1.8 million for the same period in 2009, a decrease of $1.0, or 54%.  This decrease was primarily due to decreased compensation expense of approximately $0.7 million from decreased stock-based compensation expense, retirement of Kuslima Shogen, our former chief executive officer and resignation of Lawrence Kenyon, our former chief financial officer.  Public relations related costs and other general administrative expenses also decreased by approximately $0.3 million due to our reduced operations in fiscal year 2010.

Interest expense for the six month period ended January 31, 2010 increased by approximately $5.9 million compared to the same period last year.  This increase was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009 and the original recognition of and the change in valuation of the derivative liability.

New Jersey permits certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or state tax benefit.  For the state fiscal year 2010 (July 1, 2008 to June 30, 2009), we had approximately $723,000 of total available state tax benefit that was saleable.  On February 8, 2010, we received approximately $647,000 from the sale of our total available state tax benefit, which will be recognized as state tax benefit in the period it was received.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), we had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, we received approximately $1,140,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the six months ended January 31, 2009.

The net loss for the six month period ended January 31, 2010 was approximately $6.9 million as compared to $3.5 million for the same period last year, an increase of $3.4 million.  The cumulative loss from the date of inception, August 24, 1981 to January 31, 2010, amounted to $115.9 million.  We have incurred net losses during each year since our inception.  Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Off-balance Sheet Arrangements

We have no off-balance sheet debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of January 31, 2010.

Contractual Obligations and Commercial Commitments

Except as stated below, there have been no material changes with respect to our operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

On January 15, 2010, Charles Muniz, our President and CEO, as an individual, entered into a quarterly lease agreement with I&G Garden State, LLC (“I&G”) for new office at the fourth floor of 300 Atrium Drive, Somerset, NJ, which space we will occupy as our new office.  The lease expires on March 31, 2010, renewable for successive three-month periods upon thirty days prior notice and payment of $15,790.50 for the following three months' rent.  Since the beginning of the lease term, we have been paying the quarterly rent payments directly to I&G.

In January 2010, we vacated our old facility pursuant to the complaint filed by our landlord, I&G in November 2009.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, our former landlord, I&G, commenced an action against us.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  We intend to vigorously defend this action.

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

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) requires the reporting entity to evaluate subsequent events through the date the financial statements are issued.  The Company adopted these amendments for the fiscal year ended July 31, 2009 and determined that it did not have a material impact on the Company’s financial statements.  The Company evaluated all events or transactions that occurred after January 31, 2010 through the date the financial statements were issued.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2010, we were exposed to market risks, primarily changes in U.S. interest rates. As of January 31, 2010, we held total cash and cash equivalents of approximately $0.7 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments.

Item 4T.     Controls And Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of January 31, 2010, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely discussion regarding required disclosures.

(b)  Changes in internal controls.

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II.       OTHER INFORMATION

Item 1.       Legal Proceedings

Except as disclosed below, there have been no material changes with respect to the Company’s Legal Proceedings as disclosed in “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 and in "Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

I & G Garden State, LLC (“I&G”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and I&G mutually agreed that the Company will vacate the property on or before December 31, 2009.  In January 2010, the Company vacated the facility as per mutual agreement.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I & G.  The Company intends to vigorously defend this action.

Item 1A.     Risk Factors

There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities

None.

(b) Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Removed and Reserved

None.

Item  5.       Other Information

None.

Item 6.       Exhibits

  Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Item Title

10.1	Amendment to Securities Purchase Agreement by and among Alfacell Corporation and the investors named therein dated February 26, 2010.*
10.2	Amendment to each 5% Senior Secured Convertible Promissory Note by and between Alfacell Corporation and the holders thereof dated February 26, 2010.*
10.3	Amendment to Investor Rights Agreement by and among Alfacell Corporation and the purchasers named therein dated February 26, 2010.*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s Current Report on Form 8-K filed on March 4, 2010 and is incorporated herein by reference to that filing.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFACELL CORPORATION (Registrant)

March 17, 2010	By:	/s/ Charles Muniz
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)