Form 10-Q
period 2010-04-30
Tamir Biotechnology, Inc.
filed 2010-06-14
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________  to ______________________________

Commission File Number:  0-11088

TAMIR BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
organization)

300 Atrium Drive, Somerset, NJ 08873
(Address of principal executive offices) (Zip Code)

(732) 652-4525
(Registrant’s telephone number, including area code)

ALFACELL CORPORATION
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”:  in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer [   ]    Accelerated Filer [   ]  Non-accelerated Filer [   ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]     No [X]

The number of shares of Common Stock, $.001 par value, outstanding as of June 10, 2010 was 47,313,880 shares.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
April 30, 2010 and July 31, 2009

	April 30, 2010 (Unaudited)	July 31, 2009 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$671,369	$129,194
Prepaid expenses	113,570	54,494
Restricted cash	1,600,293	–
Total current assets	2,385,232	183,688
Property and equipment, net of accumulated depreciation and amortization of $374,757 at April 30, 2010 and $377,134 at July 31, 2009	36,272	108,018
Restricted cash	–	266,280
Deferred financing cost	123,383	–
Total assets	$2,544,887	$557,986
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$332,070	$407,273
Accrued clinical trial expenses	431,246	459,911
Accrued professional service fees	358,095	350,486
Accrued compensation expense	176,480	207,245
Derivative liability	16,051,398	-
Current portion of obligations under capital lease	5,067	4,299
Other accrued expenses	13,315	2,890
Total current liabilities	17,367,671	1,432,104
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	8,738	12,641
Accrued retirement benefits, net of current portion	231,250	335,250
Convertible debt, less debt discount of $2,683,105	566,895	-
Accrued interest, convertible debt (related party, $32,807)	85,034	-
Deferred rent	13,934	284,134
Deferred revenue	5,200,000	5,200,000
Total other liabilities	6,550,074	6,276,248
Total liabilities	23,917,745	7,708,352
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at April 30, 2010 and July 31, 2009	–	–
Common stock $.001 par value. Authorized 250,000,000 shares at April 30, 2010 and 100,000,000 shares at July 31, 2009; issued and outstanding 47,313,880 shares at April 30, 2010 and July 31, 2009	47,314	47,314
Capital in excess of par value	101,371,741	101,734,572
Deficit accumulated during development stage	(122,791,913)	(108,932,252)
Total stockholders’ deficiency	(21,372,858)	(7,150,366)
Total liabilities and stockholders’ deficiency	$2,544,887	$557,986

See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended April 30, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2010

(Unaudited)

	Three Months Ended April 30,			Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2010		2009	2010	2009	April 30, 2010
Sales		$-	$-	$18,750	$-	$572,239

Operating expenses:
Cost of sales		-	-	-	-	336,495
Research and development		133,658	361,766	416,313	3,187,000	72,998,193
General and administrative		411,069	333,949	1,238,756	2,127,658	42,202,645
Total operating expenses		544,727	695,715	1,655,069	5,314,658	115,537,333

Loss from operations		(544,727)	(695,715)	(1,636,319)	(5,314,658)	(114,965,094)

Investment income		225	1,000	893	25,083	2,302,974
Other income		-	-	-	-	99,939
Interest:
Related parties, net		(15,356)	-	(32,807)	-	(1,180,354)
Debt discount and fair value adjustment – derivative security		(6,961,822)	-	(12,757,208)	-	(12,757,208)
Others		(36,774)	(1,021)	(80,869)	(3,202)	(2,964,075)

Loss before state tax benefit		(7,558,454)	(695,736)	(14,506,310)	(5,292,777)	(129,463,818)

State tax benefit		646,649	-	646,649	1,139,867	6,671,905

Net loss		$(6,911,805)	$(695,736)	$(13,859,661)	$(4,152,910)	$(122,791,913)
Loss per common share – basic and diluted	$	(0.15)	$(0.01)	$(0.29)	$(0.09)
Weighted average number of shares outstanding		47,313,880	47,313,880	47,313,880	47,312,744

See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period from July 31, 2009 to April 30, 2010

(Unaudited)

				Deficit
	Common Stock			Accumulated
			Capital In	During	Total
	Number of		Excess of par	Development	Stockholders’
	Shares	Amount	Value	Stage	Deficiency

Balance at July 31, 2009	47,313,880	$47,314	$101,734,572	$(108,932,252)	$(7,150,366)

Stock-based compensation	—	—	248,254	—	248,254
Derivative liability	—	—	(611,085)	—	(611,085)
Net loss	—	—	—	(13,859,661)	(13,859,661)
Balance at April 30, 2010	47,313,880	$47,314	$101,371,741	$(122,791,913)	$(21,372,858)

See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2010

(Unaudited)
	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2010	2009	April 30, 2010
Cash flows used in operating activities:
Net loss	$(13,859,661)	$(4,152,910)	$(122,791,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable equity securities	-	-	(25,963)
Depreciation and amortization	74,494	26,977	1,820,088
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Share-based compensation	248,254	842,990	14,112,186
(Decrease) increase in deferred rent	(270,200)	18,952	(84,030)
Amortization of debt discount	566,895	-	1,161,114
Fair value of derivative liability	12,190,313	-	12,190,313
Amortization of deferred financing cost	24,327	-	24,327
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(59,076)	80,216	(173,437)
Decrease in loan receivable, related party	-	-	96,051
Increase in restricted cash	(1,334,013)	-	(1,600,293)
Increase in interest payable-related party	32,807	-	777,346
(Decrease) increase in accounts payable	(75,203)	(263,097)	1,282,928
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued retirement benefits	(143,442)	(500)	374,250
Increase (decrease) in accrued expenses	50,273	(578,499)	1,607,246
Increase in deferred revenue	-	-	5,200,000
Net cash used in operating activities	(2,554,232)	(4,025,871)	(72,189,752)
Cash flows used in investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	(2,748)	-	(1,607,814)
Patent costs	-	-	(97,841)
Net cash used in investing activities	(2,748)	-	(1,679,692)

                                                                                                                                                                            (continued)
See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Nine months ended April 30, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2010

(Unaudited)
	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2010	2009	April 30, 2010
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Increase in deferred financing cost	(147,710)	-	(147,710)
Payment of capital lease obligation	(3,135)	(2,517)	(9,973)
Proceeds from issuance of common stock, net	-	-	53,102,893
Proceeds from exercise of stock options and warrants, net	-	13,220	14,080,850
Proceeds from issuance of convertible debentures, related party	3,250,000	-	3,547,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	3,099,155	10,703	74,540,813
Net increase (decrease) in cash and cash equivalents	542,175	(4,015,168)	671,369
Cash and cash equivalents at beginning of period	129,194	4,661,656	-
Cash and cash equivalents at end of period	$671,369	$646,488	$671,369
Supplemental disclosure of cash flow information – interest paid	$4,316	$3,202	$1,727,576
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725
                                                                                                                                           (continued)
See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Concluded

Nine months ended April 30, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to April 30, 2010

(Unaudited)

	Nine Months Ended April 30,		August 24, 1981 (Date of Inception) to
	2010	2009	April 30, 2010
Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Derivative liability – warrant reclassification	$611,085	$-	$611,085
Issuance of warrants with notes payable	$-	$-	$594,219
Acquisition of equipment through capital lease obligation	$-	$-	$23,778

See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) (“Tamir” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of  management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2010, the results of its operations for the three and nine months ended April 30, 2010 and 2009, and the period from August 24, 1981 (date of inception) to April 30, 2010, the changes in stockholders’ deficiency for the nine months ended April 30, 2010, and its cash flows for the nine month periods ended April 30, 2010 and 2009, and the period from August 24, 1981 (date of inception) to April 30, 2010.  The results of operations for the three and nine months ended April 30, 2010 are not necessarily indicative of operating results for fiscal year 2010 or future interim periods.  The July 31, 2009 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission.

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

Financial instruments consist primarily of cash and cash equivalents and accounts payable.  The carrying value of these financial instruments approximates fair value due to the relative short term nature of these investments and the carrying value of the convertible debt approximates their fair value.

The Company evaluated all events or transactions that occurred after April 30, 2010 through the date the financial statements were issued.

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

2.           LIQUIDITY

The Company has reported net losses of approximately $6,912,000 and $13,860,000 for the three and nine months ended April 30, 2010, and $4,539,000, $12,321,000 and $8,755,000 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.  As of April 30, 2010, the Company had a working capital deficit of approximately $14,982,000 and cash and cash equivalents of approximately $671,000.  The loss from date of inception, August 24, 1981, to April 30, 2010 amounts to approximately $122,792,000.

The Company expects that its cash balances, including the $1.6 million restricted cash intended to be used for future clinical trials as of April 30, 2010, will be sufficient to support its activities through April 2011, based on its reduced level of operations.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale and named-patient basis sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company may pursue available strategic alternatives which focus on, but are not limited to, strategic partnership transactions.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company, if at all.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to out-license to third parties drug product candidates or technologies that the Company would otherwise seek to develop and commercialize without relinquishing its rights thereto.  Unless and until the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described above.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.

The report of the Company’s independent registered public accounting firm on the Company’s fiscal year ended July 31, 2009 financial statements expressed that there was substantial doubt about the Company’s ability to continue as a going concern.  Continued operations are dependent on the Company’s ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of April 30, 2010, there were potentially dilutive securities of stock options, warrants and convertible notes and accrued interest outstanding for the purchase of a total of 3,595,467, 51,183,890 and 22,233,557 shares of common stock, respectively (see Notes 4 and 6 herein).  Diluted per share amounts presented in the accompanying condensed consolidated statements of operations for the three and the nine months ended April 30, 2010 and 2009 are the same as basic per common share amounts because the Company has incurred a net loss for these periods and the basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(6,911,805)	$(695,736)	$(13,859,661)	$(4,152,910)
Denominator:
Basic weighted average number of common shares outstanding	47,313,880	47,313,880	47,313,880	47,312,744
Basic and diluted loss per common share	$(0.15)	$(0.01)	$(0.29)	$(0.09)

4.	SHARE-BASED COMPENSATION

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

The Company recorded the following stock-based compensation expense based on the fair value of stock options:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Research and development	$-	$35,767	$16,808	$303,911
General and administrative	84,907	42,884	231,446	539,079
Total share-based compensation expense	$84,907	$78,651	$248,254	$842,990
Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.02

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Expected dividend yield	0%	-	0%	0%
Risk-free interest rate	1.61%	-	2.17%	1.00%
Expected stock price volatility	131.63%	-	120.63%	102.13%
Expected term (years)	3.18	-	4.66	3.5
Weighted average grant date fair value	$0.20	-	$0.25	$0.16

The following table summarizes the stock option activity for the period August 1, 2009 to April 30, 2010:

	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance August 1, 2009	4,771,650	$2.64	3.84	$12,230
Granted	941,667	0.30	7.93
Exercised	-	-
Expired	(2,109,850)	3.59
Forfeited	(8,000)	1.29
Balance April 30, 2010	3,595,467	$1.47	6.21	$31,800
Exercisable as of April 30, 2010	1,665,467	$1.81	4.30	$14,600

As of April 30, 2010, there was approximately $856,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 2.6 years.

5.	RESTRICTED CASH

Restricted cash is an escrow account held by a bank which can only disburse funds to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The escrow agreement governing the account shall terminate on the earlier of the date that all funds have been disbursed from the escrow account or April 19, 2011, at which time any remaining funds will be disbursed to the Company.

6.	CONVERTIBLE NOTES AND WARRANTS

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received an aggregate of $3,250,000 in gross proceeds.

The Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of the Company’s debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of the Company’s outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Note upon the Company’s consummation of a merger, sale of substantially all of its assets, or the acquisition by any entity, person or group of 50% or more of the voting power of the Company.  Interest accrues on the principal amount outstanding under the Notes at 5% per annum, and is due upon maturity. Upon an event of default under the Notes, the interest rate shall increase to 7%. On April 27, 2010, the stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of capital stock of the Company to cover the conversion of the Notes and exercise of the Warrants. The amendment was filed on the same date.  The Notes are convertible into Common Stock at the option of the holder of the Note at a price of $0.15 per share at any time prior to the date on which the Company makes payment in full of all amounts outstanding under the Note. The Notes are not prepayable for a period of one year following the issuance thereof.  The Notes are secured by a senior security interest and lien on all of the Company’s right, title and interest to all of the assets owned by the Company as of the Closing or thereafter acquired pursuant to the terms of a security agreement (the “Security Agreement”) entered into by the Company with each of the investors. The Warrants are exercisable immediately following the Closing.

In connection with the Offering, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with each of the investors.  The Investor Rights Agreement provides that the Company will file a “resale” registration statement (the “Initial Registration Statement”) covering all of the shares issuable upon conversion of the Notes (the “Note Shares”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”, together with the Note Shares, the “Securities”), up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission (“SEC”) regulations, within 120 days of the Closing (the “Filing Deadline”).  On February 26, 2010, the Company and the investors amended the Investor Rights Agreement (the “Rights Agreement Amendment”) to extend the Filing Deadline to May 1, 2010, which Rights Agreement Amendment was filed with the Form 8-K filed by the Company on March 4, 2010. In accordance with the Investor Rights Agreement, on April 30, 2010, the Company filed with the SEC a “resale” registration statement on Form S-1.  If any Securities are unable to be included on the Initial Registration Statement, the Company has agreed to file subsequent registration statements until all the Securities have been registered.  Under the terms of the Investor Rights Agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise may be sold by non-affiliates pursuant to Rule 144, without restrictions. A cash penalty at 1% per month will be triggered in the event the Company fails to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement, which deadlines were extended by the Rights Agreement Amendment, or if the Company ceases to be current in filing its periodic reports with the SEC.  The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is the Company’s failure to be current in its periodic reports with the SEC.

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

            At April 30, 2010, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At April 30, 2010, the fair value of the conversion feature liability was approximately $5.3 million, comprised of the $6.1 million recorded at the closing for the Offering and $0.8 million gain recorded to mark to market the liability at April 30, 2010. The conversion feature was valued at October 19, 2009 and April 30, 2010 using the Black-Scholes valuation model and the following assumptions:

	October 19, 2009	April 30, 2010

Volatility	126%	142.13%
Risk-free interest rate	1.50%	1.24%
Remaining contractual life (years)	3.0	2.47

 At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of approximately $6.1 million each, based upon the Black-Scholes valuation model.  The warrants will be accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At April 30, 2010, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations.  At April 30, 2010, the fair value of the Series A and Series B warrant liabilities were approximately $5.3 million and $5.4 million, respectively.  The fair value of the Series A warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $0.8 million gain recorded to mark to market the liability at April 30, 2010.  The fair value of the Series B warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $0.8 million gain recorded to mark to market the liability at April 30, 2010.

The Series A and Series B warrant liabilities were valued at October 19, 2009 and April 30, 2010 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 19, 2009	April 30, 2010	October 19, 2009	April 30, 2010

Volatility	126%	142.13%	113.17%	120.63%
Risk-free interest rate	1.50%	1.24%	2.36%	2.43%
Remaining contractual life (years)	3.0	2.47	5.0	4.47

In addition, the Company evaluated the classification of all non-employee share commitments issued outside of the plans which existed prior to the Offering (the “Prior Non-Employee Commitments”). As a result, at October 19, 2009, the Company reclassified $747,235 from equity to liability for all Prior Non-Employee Commitments and has included this amount as a part of derivative liability.  The Company marked to market the Prior Non-Employee Commitments at April 27, 2010 and recorded a gain of $611,085 for the change in fair value from October 19, 2009 to April 27, 2010.  On April 27, 2010, the Company's stockholders approved an amendment to the Company's certificate of incorporation increasing the amount of authorized shares to cover all existing share commitments therefore, the marked-to-market liabilities for Prior Non-Employee Commitments were reclassified to equity in the amount of $136,150.

7.	CAPITAL STOCK

On April 27, 2010, at the Company’s annual stockholders’ meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized from 100,000,000 to 250,000,000.

8.	REVENUE RECOGNITION

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

On September 8, 2009, the Company and Par entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) pursuant to which the Company’s License Agreement and Supply Agreement with Par were terminated. The License Agreement was terminated and all rights under the license granted to Par reverted back to the Company under the Termination Agreement.  Under the Supply Agreement, the Company had agreed to supply all of Par’s requirements for ONCONASE®.  Pursuant to the Termination Agreement, Par will be entitled to a royalty of 2% of net sales of ONCONASE® or any other ranpirnase product developed by the Company for use in the treatment of cancer in the United States and its territories commencing with the first sale of such product and terminating upon the later to occur of the twelfth anniversary of the first sale and the date of expiration of the last valid claim of a pending application or issued patent owned or controlled by the Company with respect to such product.

The Company has evaluated both the License Agreement and the Termination Agreement and has determined that the Company is obligated to provide royalty payments in the event the Company has net sales.  As such, as of April 30, 2010, the Company has not recognized into income any of the $5 million upfront payment received under the License Agreement.

9.	COMMITMENTS

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

On September 14, 2009, the Company entered into an amendment (the “Amendment”) to the Retirement Agreement amending certain terms.  Pursuant to the Amendment, effective as of September 14, 2009, periodic payments owed to Ms. Shogen under the Retirement Agreement during the two year period commencing April 1, 2008 will be paid at the rate of $150,000 per year, rather than $300,000 per year as originally provided in the Retirement Agreement.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 15% of any royalties received by the Company pursuant to any and all license agreements entered into by the Company for the marketing and distribution of Licensed Products. Under the Amendment, the amount of such royalties related to net sales of Licensed Products to be received by Ms. Shogen has been reduced to 5%.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 5% of net sales of Licensed Products booked by the Company on its financial statements.  Under the Amendment the amount of such net sales booked by the Company has been reduced to 2%. Under the Amendment, in the event the Company obtains marketing approval for ONCONASE® from the Food and Drug Administration or the European Medicines Agency, Ms. Shogen will be entitled to receive an additional payment equal to the difference between the periodic payments actually paid to Ms. Shogen during the two year period commencing April 1, 2008 and $600,000, the original amount of periodic payments to which Ms. Shogen was entitled under the Retirement Agreement.  Such additional payment may be made by the Company, at its option, in cash, the Company common stock or a combination of both.  The Amendment is binding on the parties as of September 14, 2009.  Except as specifically amended in the Amendment, all terms and conditions of the Retirement Agreement remain in full force and effect.

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

On January 15, 2010, Mr. Muniz, as an individual, entered into a quarterly lease agreement with I&G Garden State, LLC (“I&G”) for office space at the fourth floor of 300 Atrium Drive, Somerset, NJ, which space the Company will occupy as its new office.  The lease expires on June 30, 2010, renewable for successive three-month periods upon thirty days prior notice and payment of $15,790.50 for the following three months’ rent.  The Company intends to renew the lease upon its expiration.  Since the beginning of the lease term, the Company has been paying the quarterly rent payments directly to I&G.

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

I&G filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and I&G mutually agreed that the Company will vacate the property on or before December 31, 2009.  In January 2010, the Company vacated the facility as per mutual agreement.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  The Company intends to vigorously defend this action.

11.           SALES

The Company was granted approval by the Swiss government to sell its product ONCONASE® on a named-patient basis.  For the nine months ended April 30, 2010, the Company received gross proceeds of $18,750 from such sale.

12.           RELATED PARTY TRANSACTIONS

On October 19, 2009, Mr. Muniz was a party to the Securities Purchase Agreement, the Investor Rights Agreement, the Security Agreement and the Escrow Agreement.  The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.  See Note 6 – Convertible Notes and Warrants.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information herein contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  All statements, other than statements of historical fact, regarding our financial position, potential, business strategy, plans and objectives for future operations are “forward-looking statements.”  These statements are commonly identified by the use of forward-looking terms and phrases as  “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “seeks,” “should,” or “will” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  We cannot assure you that the future results covered by these forward-looking statements will be achieved.  The matters set forth in Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K, filed on November 13, 2009, constitute cautionary statements identifying important factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary significantly from the future results indicated in these forward-looking statements.  Other factors could also cause actual results to differ significantly from the future results indicated in these forward-looking statements.  Other than as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers.  Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases.  As of April 30, 2010, we had four full time employees who conducted all administrative and research and development operations at our facility in Somerset, NJ.

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

During the quarter ended April 30, 2010, at the annual stockholders’ meeting, our stockholders approved an amendment to our Certificate of Incorporation, as amended, changing the name of the company from Alfacell Corporation to Tamir Biotechnology, Inc. and increasing our authorized common stock from 100,000,000 to 250,000,000 shares.

During the nine months ended April 30, 2010, we completed a sale of 65 Units in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the private financing occurred on October 19, 2009, and we received an aggregate of $3,250,000 in gross proceeds.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Board of Directors (the “Board”) within a reasonable period of time following the closing of the private financing.  In addition, as a condition to closing the private financing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing of the private financing and prior to December 31, 2009.  On January 2, 2010 and January 29, 2010, respectively, Donald Conklin and Kuslima Shogen resigned from the Board.  Stephen Carter did not seek reelection at our annual meeting of the stockholders, which occurred on April 27, 2010.

In connection with the private financing, we entered into the Investor Rights Agreement with each of the investors. The Investor Rights Agreement provides that we will file a “resale” registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations, by May 1, 2010, which date was extended from February 16, 2010 pursuant to an amendment to the Investor Rights Agreement we entered into with the investors on February 26, 2010 and reported on Form 8-K we filed on March 4, 2010. In accordance with the Investor Rights Agreement, on April 30, 2010, the Company filed with the SEC a “resale” registration statement on Form S-1.  If any of the securities issuable upon conversion or exercise, respectively, of the Senior Secured Notes and Warrants are unable to be included on the initial “resale” registration statement, we agreed to file subsequent registration statements until all the securities have been registered.  Under the terms of the Investor Rights Agreement, we are obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or otherwise may be sold by non-affiliates pursuant to Rule 144 of the Securities Act, without restrictions. A cash penalty of 1% per month will be triggered in the event we fail to file or obtain the effectiveness of a registration statement prior to the deadlines set forth in the Investor Rights Agreement, which deadlines were extended by the amendment to the Investor Rights Agreement, or if we cease to be current in filing our periodic reports with the SEC.  The aggregate penalty accrued with respect to each investor may not exceed 6% of the original purchase price paid by that investor, or 12% if the only effectiveness failure is our failure to be current in our periodic reports with the SEC.

In connection with the private placement, we also entered into an escrow agreement whereby certain investors placed $1,600,000 of the proceeds paid for their Units in an escrow account pursuant to the terms of the Securities Purchase Agreement.  Such amounts can be disbursed from the escrow account only to satisfy obligations we owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which we intend to conduct for our ONCONASE® product. The escrow agreement shall terminate on the earlier of the date that all funds have been disbursed from the escrow account or April 19, 2011, at which time any remaining funds will be disbursed to us.

In connection with our private financing completed in October 2009, we issued $3.25 million of Senior Secured Notes convertible into shares of our common stock at a price of $0.15 per share.  The Senior Secured Notes mature on the earlier of (i) October 19, 2012; (ii) the closing of a public or private offering of our debt or equity securities subsequent to the date of issuance resulting in gross proceeds of at least $8,125,000 other than a transaction involving a stockholder who holds 5% or more of our outstanding capital stock as of the date of issuance; or (iii) on the demand of the holder of the Senior Secured Note upon our consummation of a merger, sale of substantially all of our assets, or the acquisition by any entity, person or group of 50% or more of our voting power.  Interest accrues on the principal amount outstanding under the Senior Secured Notes at 5% per annum, and is due upon maturity.  Upon an event of default under the Notes, the interest rate shall increase to 7%. The Senior Secured Notes are not prepayable for a period of one year following the issuance thereof.  The Senior Secured Notes are secured by a senior security interest and lien on all of our right, title and interest to all of the assets owned by us as of the closing of the private financing or thereafter acquired pursuant to the terms of a security agreement we entered into with each of the investors.

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

Almost all of the $73 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the three and nine months ended April 30, 2010 and for fiscal years ended July 31, 2009, 2008 and 2007, our research and development expenses were approximately $0.1 million, $0.4 million, $3.3 million, $8.5 million, and $5.5 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.  We cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, and we are unable to predict when and if such approvals will be granted, or if and when actual sales will occur.

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

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $25.6 million for the three most recent fiscal years ended July 31, 2009.  The net losses from date of inception, August 24, 1981, to April 30, 2010 amount to approximately $122.8 million.  As of April 30, 2010, we have a working capital deficit of approximately $15.0 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of April 30, 2010, we had approximately $0.7 million in cash and cash equivalents.  We currently believe that our cash reserves including the $1.6 million restricted cash intended for future clinical trials can support our activities through April 2011, based upon our reduced operations.

The primary use of our cash will be to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.  We will need to obtain additional financing in order to continue our operations.  Given current market conditions, it may be very difficult, if not impossible, to obtain such financing.  In order to continue our operations we will need to pursue strategic alternatives for the further development of ONCONASE®.

The report of our independent registered public accounting firm on our fiscal year ended July 31, 2009 financial statements expressed that there was substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

Three month periods ended April 30, 2010 and 2009

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any material sales in the three month periods ended April 30, 2010 and 2009.

Research and development expense for the three month period ended April 30, 2010 was approximately $0.1 million compared to approximately $0.4 million for the same period in 2009, a decrease of approximately $0.3 million, or 63%.  The decrease was primarily related to decreased expenses incurred for the ONCONASE® rolling NDA submission for our Phase IIIb clinical trial for malignant mesothelioma and decreased compensation expense from reduction in force and decreased stock-based compensation expense.

General and administrative expense for the three month period ended April 30, 2010 was approximately $0.4 million compared to approximately $0.3 million for the same period in 2009, an increase of approximately $0.1 million, or 23%.  This increase was primarily due to stock-based compensation expense.

Interest expense for the three month period ended April 30, 2010 increased by approximately $7.0 million compared to the same period last year.  This increase was directly due to the change in valuation of the derivative liability.

New Jersey permits certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or state tax benefit.  For the state fiscal year 2010 (July 1, 2009 to June 30, 2010), we had approximately $723,000 of total available state tax benefit that was saleable.  On February 8, 2010, we received approximately $647,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the three months ended April 30, 2010.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), we had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, we received approximately $1,140,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2009.

The net loss for the three month period ended April 30, 2010 was approximately $6.9 million as compared to $0.7 million loss for the same period last year, an increase of approximately $6.2 million. The increase was primarily due to the change in fair value of the derivative liability at April 30, 2010.

Nine month periods ended April 30, 2010 and 2009

We focus most of our productive and financial resources on the development of ONCONASE® and as such, except for the sales for the nine month period ended April 30, 2010 in the amount of $18,750 which resulted from the sale on a named-patient basis of our product ONCONASE® as approved by the Swiss government, we did not have any material sales in the nine month periods ended April 30, 2010 and 2009.

Research and development expense for the nine month period ended April 30, 2010 was approximately $0.4 million compared to approximately $3.2 million for the same period in 2009, a decrease of approximately $2.8 million, or 87%.  The decrease was primarily related to decreased expenses of approximately $2.0 million related to costs incurred for the ONCONASE® rolling NDA submission for our Phase IIIb clinical trial for malignant mesothelioma, decreased compensation expense of approximately $0.8 million from reduction in force and decreased stock-based compensation.

General and administrative expense for the nine month period ended April 30, 2010 was approximately $1.2 million compared to $2.1 million for the same period in 2009, a decrease of approximately $0.9, or 42%.  This decrease was primarily related to decreased compensation expense of approximately $0.6 million from decreased stock-based compensation expense, retirement of Kuslima Shogen, our former chief executive officer and resignation of Lawrence Kenyon, our former chief financial officer.  Public relations related costs and other general administrative expenses also decreased by approximately $0.3 million due to our reduced operations in fiscal year 2010.

Interest expense for the nine month period ended April 30, 2010 increased by approximately $12.8 million compared to the same period last year.  This increase was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009, the original recognition of and the change in valuation of the derivative liability.

New Jersey permits certain corporations located in New Jersey to sell a portion of their state tax loss carryforwards and state research and development credits, or state tax benefit.  For the state fiscal year 2010 (July 1, 2009 to June 30, 2010), we had approximately $723,000 of total available state tax benefit that was saleable.  On February 8, 2010, we received approximately $647,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2010.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), we had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, we received approximately $1,140,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit for the nine months ended April 30, 2009.

The net loss for the nine month period ended April 30, 2010 was approximately $13.9 million as compared to $4.2 million for the same period last year, an increase of $9.7 million.  The cumulative loss from the date of inception, August 24, 1981 to April 30, 2010, amounted to $122.8 million.  We have incurred net losses during each year since our inception.  Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Off-balance Sheet Arrangements

We have no off-balance sheet debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of April 30, 2010.

Contractual Obligations and Commercial Commitments

Except as stated below, there have been no material changes with respect to our operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

On January 15, 2010, Charles Muniz, our President and Chief Executive Officer, as an individual, entered into a quarterly lease agreement with I&G Garden State, LLC (“I&G”) for new office at the fourth floor of 300 Atrium Drive, Somerset, NJ, which space we will occupy as our new office.  The lease expires on June 30, 2010, renewable for successive three-month periods upon thirty days prior notice and payment of $15,790.50 for the following three months’ rent.  We intend to renew the lease upon its expiration.  Since the beginning of the lease term, we have been paying the quarterly rent payments directly to I&G.

In January 2010, we vacated our old facility pursuant to the complaint filed by our landlord, I&G in November 2009.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against us.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  We intend to vigorously defend this action.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by FASB, the American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues Task Force (“EITF”).  The Codification also eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ended after September 15, 2009.  The Company adopted the Codification for the quarter ended October 31, 2009.  Other than the manner in which accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s financial statements.

In December 2007, FASB issued new accounting guidance related to the accounting for business combinations and related disclosures.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination.  It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this guidance, effective August 1, 2009, and it did not have any effect on the Company’s financial statements.

In February 2008, FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective August 1, 2009, the Company adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have any effect on the Company’s financial statements.

In June 2008, FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to derivative classification under ASC Topic 815, “Derivatives and Hedging”.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted.  The Company adopted this guidance, effective August 1, 2009.  The adoption had no impact on the Company’s previously accounted for equity-linked financial instruments that were considered to be indexed to its own equity.  Refer to Note 6 for the result of the adoption on the equity-linked instruments included within the Securities Purchase Agreement entered into on October 19, 2009.

In May 2009, FASB issued guidelines on subsequent event accounting which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) requires the reporting entity to evaluate subsequent events through the date the financial statements are issued.  The Company adopted these amendments for the fiscal year ended July 31, 2009 and determined that it did not have a material impact on the Company’s financial statements.  The Company evaluated all events or transactions that occurred after April 30, 2010 through the date the financial statements were issued.

In August 2009, FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability be measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  The Company adopted this guidance in the quarter ended October 31, 2009.  The adoption had no impact on the Company’s financial statements.

In October 2009, FASB issued amended guidance for separating consideration in multiple-deliverable arrangements.  It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available.  Additionally, the amended guidance eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements.  It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted.  The Company is currently evaluating the impact that the adoption of this guidance will have, if any, on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2010, we were exposed to market risks, primarily changes in U.S. interest rates. As of April 30, 2010, we held total cash and cash equivalents of approximately $0.7 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our cash and cash equivalents balance as of April 30, 2010, a market interest rate decrease of 1% would have minimal or no impact on the carrying value of our cash and cash equivalents.

Item 4.  Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of April 30, 2010, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely discussion regarding required disclosures.

(b)  Changes in internal controls.

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

There have been no material changes with respect to the Company’s Legal Proceedings as disclosed in “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 and “Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarters ended October 31, 2009 and January 31, 2010.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2009 as filed with the Securities and Exchange Commission on November 13, 2009.

Based upon guidance provided by the FDA at a pre-NDA meeting, we decided not to file a new drug application (NDA) for ONCONASE® for unresectable malignant mesothelioma (UMM) and to not pursue further clinical trials of ONCONASE® for the treatment of UMM.

The results of the preliminary statistical analysis of the data from the confirmatory Phase IIIb clinical trial we conducted for ONCONASE® in patients suffering from UMM did not meet statistical significance for the primary endpoint of survival in UMM.  Although a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a pre-defined primary data set for this sub-group of patients in the trial, at a pre-NDA meeting with the FDA held in January 2009, the FDA recommended that an additional clinical trial be conducted in this sub-group of patients prior to our submitting an NDA for ONCONASE®.  Based upon our assessment that it would be difficult to design and conduct a clinical trial that would comply with the FDA’s recommendation and allow us to file an NDA, we have determined at this time not to pursue further clinical trials for the treatment of UMM.  Based upon the results of certain preclinical testing performed on ONCONASE® we have decided to pursue a Phase II clinical trial for ONCONASE® for the treatment of non-small cell lung cancer in patients who have reached maximum progression on their current chemotherapy regimens. Although the financing we received in October 2009 will enable us to initiate this Phase II clinical trial, we will be required to obtain additional financing to complete this clinical trial and pursue further development of ONCONASE®.  We cannot assure you that we will be able to commence or complete the new Phase II clinical trial for ONCONASE®, or that the results from this clinical trial will be positive. Even if the results from this Phase II clinical trial are positive, we cannot assure you that the results of subsequent Phase III clinical trials will be positive or will support marketing approval of ONCONASE® in the United States or in any other jurisdictions.

We will need additional financing to continue operations, which may not be available on favorable or acceptable terms, if it is available at all.

Based upon our current operations and our plans for a Phase II clinical trial for ONCONASE® for the treatment of non-small cell lung cancer in patients who have reached maximum progression on their current chemotherapy regimens, we expect that our current cash reserves should be sufficient to support our activities through April 2011.   Although our current cash reserves will enable us to initiate this Phase II clinical trial, provided we obtain the required approval from the FDA, we will need to obtain additional financing to complete the clinical trial and pursue further development of ONCONASE®.  As a result of our continuing losses and lack of capital, the report of our independent registered public accounting firm on our July 31, 2009 audited financial statements included an explanatory paragraph which states that our recurring losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.  Our financial statements at July 31, 2009 do not include any adjustments that might result from the outcome of this uncertainty.  We will need additional financing to conduct our business after April 2011.  Factors that would affect our ability to obtain capital in the future and the amount and timing of additional capital required include, but are not limited to, the following:

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

•	the emergence of competing technologies and other adverse market developments;
•	changes in or terminations of our existing licensing, marketing and distribution arrangements;
•	the amount of milestone payments we may receive from current and future collaborators, if any;
•	the cost of manufacturing scale-up and development of marketing operations, if we undertake those activities;
•	our degree of success in commercializing our drug product candidates, including entering into additional marketing and distribution agreements; and
•	our ability to obtain marketing approval of our product candidates.

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

A few significant stockholders control the direction of our business.  If the ownership of our common stock continues to be highly concentrated, it will prevent other shareholders from influencing significant corporate actions.

The ability of other shareholders to influence corporate matters may be limited because a small number of stockholders beneficially currently own a substantial amount of our common stock.  As of March 12, 2010, Mr. Muniz owns approximately 31.7% of our common stock; Knoll Capital Management LP, Fred Knoll and Europa International, Inc. own a total of 29.8% of our common stock; each of McCash Family Limited Partnership, and James O. McCash and James O. McCash Trust, own 9.9% and 6.1% of our common stock, respectively; and Unilab LP owns   approximately 10% of our common stock.  Our significant shareholders will be able to exert a significant degree of influence over our management and affairs and all actions requiring stockholders approval, such as the election of directors and approval of significant corporation transactions.

In addition, Delaware corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained by consent action, without any meeting of stockholders, dissenting or non-participating stockholders generally would be bound by such vote. Through their concentration of voting power, our significant shareholders could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

We are subject to penny stock rules.  As a consequence, sale of our stock by investors may be difficult.

The term “penny stock” generally refers to low-priced speculative securities of very small companies. We are subject to the SEC's penny stock rules.

Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer's account.

Penny stocks may trade infrequently, which means that it may be difficult to sell our shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities

None.

(b) Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Reserved

None.

Item  5.  Other Information

None.

Item 6.   Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Item Title
3.1	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 27, 2010 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, filed on April 30, 2010) *
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Previously filed; incorporated herein by reference.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAMIR BIOTECHNOLOGY, INC.
(Registrant)

June 14, 2010	/s/ Charles Muniz
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)