Form 10-K
period 2010-07-31
Tamir Biotechnology, Inc.
filed 2010-10-29
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

0-11088
Commission file number

TAMIR BIOTECHNOLGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 Deer Park Drive, Suite 204, Princeton Corporate Plaza, Monmouth Junction, NJ
(Address of principal executive offices)
08852
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the reported last sale price of the common stock on January 31, 2010, the end of the registrant’s second fiscal quarter, was approximately $7,519,000.  As of October 25, 2010 there were 47,323,880 shares of common stock, par value $.001 per share, outstanding.

Documents Incorporated by Reference

None

The following trademarks appear in this annual report on Form 10-K: ONCONASE® is the registered trademark of Tamir Biotechnology, Inc., exclusively for its anti-cancer agent, Alimta® is the registered trademark of Eli Lilly, Zolinza® is the registered trademark of Merck & Co., Avastin® is the registered trademark of Genentech and Ganciclovir® is a registered trademark of Roche.

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

All information in this annual report is as of October 29, 2010, unless otherwise noted and we undertake no obligation to update this information.

PART I

ITEM 1.  BUSINESS.

BUSINESS OVERVIEW

Tamir Biotechnology, Inc. (formerly known as Alfacell Corporation) is a Delaware corporation incorporated on August 24, 1981.  We are a biopharmaceutical company primarily engaged in the discovery and development of a new class of therapeutic drugs for the treatment of cancer and other pathological conditions.  Our proprietary drug discovery and development program consists of novel therapeutics which are being developed from amphibian ribonucleases (RNases).

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

ONCONASE®, our lead drug product candidate, has been evaluated in human clinical trials for the treatment of various forms of cancer.  Our most recent clinical trial for ONCONASE® was a confirmatory Phase IIIb registration trial that was designed to evaluate the efficacy, safety and tolerability of the combination of ONCONASE® and doxorubicin as compared to doxorubicin alone in the treatment of patients with unresectable (inoperable) malignant mesothelioma (“UMM”), a rare and deadly form of lung cancer.  Enrollment in the Phase IIIb trial was completed in September 2007.  In May 2008, we reported that the preliminary statistical analysis of data from our ONCONASE® confirmatory Phase IIIb clinical trial did not meet statistical significance for the primary endpoint of survival in UMM.  However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a predefined primary data set for this sub-group of patients in the trial, which represents a currently unmet medical need.  The Food and Drug Administration or the FDA, recommended that an additional clinical trial be conducted in UMM patients that have failed one prior chemotherapy regimen, prior to filing a New Drug Application or NDA.  At this time we intend to explore opportunities involving further clinical trials for ONCONASE® for the UMM indication as a second line therapy.  Other indications are being pursued, including lung cancer and other solid tumors and currently, we expect to use the proceeds we received from the private financing we closed in October 2009 to initiate a Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer in patients who have reached maximum progression after receiving two cycles of Alimta in combination with carboplatinum.  We anticipate enrolling the first patient for this trial in late 2010.

We believe that ONCONASE®, as well as another group of our amphibian RNases known as Amphinases, may also have applications in a variety of other areas in addition to those being investigated currently in our clinical development program.  Amphinase is currently in the pre-clinical research and development stage.

We are a development stage company as defined in the Accounting Standards Codification (“ASC”) Topic “Development Stage Entities”.  We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.

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

Source: National Cancer Institute

Competition

There are many companies with resources significantly greater than ours that are currently marketing approved drug products that treat, and are developing new drug products that are designed to treat, several of the cancers and viruses that we may seek to treat with our products. The drug products currently marketed or developed by these companies may prove to be more effective that the products we seek to develop.

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

BUSINESS STRATEGY

Our goal is to become a leading biopharmaceutical company focused on discovering and developing innovative anti-cancer and anti-viral treatments based on our proprietary RNase technology platform.  Our strategy consists of the following key elements:

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

In December 2009, we sent four of our compounds (ONCONASE®, P31, rAmphinase 2, natural Amphinase 3) to the National Cancer Institute (NCI) for their sixty cell line screening study.  In February 2010, the results of the one dose screening study performed at NCI resulted in positive anti-cancer activity across several different cancer cell lines tested.  Due to the one dose positive results, NCI recommended further screening of our compounds at five different dose levels.  In June 2010, NCI reported the results of the sixty cell line screening at five different dose levels.  These results were quite positive, and our compounds were recommended for further pre-clinical and clinical evaluation.  We have initiated discussions with NCI and are currently seeking support for further pre-clinical and clinical development of our compounds.

Focus on the growing anti-viral market

In November 2009, we entered into an agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to screen our compounds (ONCONASE®, P31, rAmphinase 2) for its potential anti-viral activity. In July 2010, scientists supported by NIAID reported positive in vitro results after testing our compounds for Dengue fever and Yellow fever.  According to the scientists supported by NIAID, these results have rarely been seen before. Currently there is no therapy available to treat Dengue and Yellow fever post-infection.  Further in vitro studies for Severe Acute Respiratory Syndrome (SARS) virus, and Cytomegalovirus (CMV), have also yielded positive results.  In the case of CMV, a virus that is a member of the herpesvirus family, our compounds were compared to Ganciclovir, a drug marketed by Roche.  Results confirmed that two of our compounds were between three and eleven times more potent than Ganciclovir in a head-to-head comparison. Moreover, our compounds did not display the level of toxicity inherent with any of the drugs approved by the FDA for CMV disease.  None of the approved drugs for this indication are well tolerated by patients.  In 2008, the market for CMV drugs was $600 million with Ganciclovir controlling over 90% of the market.  Industry observers estimate that sales for CMV disease would top one billion dollars if there were a drug available that was both safe and effective.  Based upon the results of the in vitro studies conducted to date, we anticipate starting in vivo studies sometime in the first quarter of 2011.  Subject to the availability of funding, further testing on other viruses is currently on-going.

Develop our existing product portfolio

We currently have a portfolio of clinical and pre-clinical drug product candidates under development for potential use as anti-cancer, anti-viral, and other therapeutics.  We intend to further develop these drug product candidates both by utilizing our internal resources and by continuing to collaborate with other companies and leading governmental and academic research institutions.

Commercialize pharmaceutical products focused on cancer in selected markets

Our current strategy is to partner with third parties to market our future products to oncologists, virologists, and other key specialists involved in the treatment of cancer and viruses.  We may also elect to develop an appropriately-sized internal oncology sales and marketing capability in the United States.  This group may function as a standalone operation or in a supportive, co-promotion capacity in collaboration with a partner.

RESEARCH AND DEVELOPMENT PROGRAM

Research and development expenses for the fiscal years ended July 31, 2010 and 2009 were approximately $517,000 and $3,268,000, respectively.  Our research and development programs focus primarily on the clinical and pre-clinical research and development of therapeutics from our pipeline of amphibian RNases.

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

A Phase I/II program to evaluate a new dose and administration schedule of ONCONASE® was initiated in 2005 to attempt to take advantage of potentially increased efficacy with higher and more frequent doses of ONCONASE®.  The Phase I portion of this program is complete and currently, we are in the process of initiating a Phase II clinical trial in non-small cell lung cancer (NSCLC) for patients who have reached maximum progression after receiving two cycles of Alimta in combination with carboplatinum regimens before the end of 2010.

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

The multiple effects of biological activity of ONCONASE®, as well as several of our other compounds has led to research in areas of cancer biology.  Two important areas associated with significant market opportunities are radiation therapy and control of tumor angiogenesis, or new tumor blood vessel formation.  Many types of cancers undergo radiation therapy at early stages of the disease; however, success of such treatment is often limited.  We believe any agent capable of enhancing tumor radiosensitivity has great market potential.  Moreover, since the growth of essentially all types of cancer is dependent on new blood vessel formation, any agent that has anti-angiogenic activity, we believe, is most desirable.

In September 2010, we rented a lab space for the purpose of isolating and purifying both natural and recombinant amphinases.  These compounds have never undergone full screening for their potential anti-cancer and anti-viral activities.  Additionally, we intend to conduct further research for conjugation of our proteins with other molecules which are known to play an important role required for targeted therapies.

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

In September 2010, we rented a lab space for the purpose of isolating and purifying both natural and recombinant amphinases.  These compounds have never undergone full screening for their potential anti-cancer and anti-viral activities.  Additionally, we intend to conduct further research for conjugation of our proteins with other molecules which are known to play an important role required for targeted therapies.

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

Evaluation Of ONCONASE® And Other Compounds As An Anti-Viral Agent

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

In November 2009, we entered into an agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to screen three of our compounds (ONCONASE®, P31, rAmphinase 2) for their potential anti-viral activity.  In July 2010, scientists supported by NIAID reported positive in vitro results after testing our compounds for Dengue fever and Yellow fever.  According to the scientists supported by NIAID, these results have rarely been seen before.  Currently there is no therapy available to treat Dengue and Yellow fever post-infection. Further in vitro studies for Severe Acute Respiratory Syndrome (SARS) virus, and Cytomegalovirus (CMV), have also yielded remarkable results.  In the case of CMV, a virus that is a member of the herpesvirus family, our compounds were compared to Ganciclovir, a drug marketed by Roche.  Results confirmed that two of our compounds were between three and eleven times more potent than Ganciclovir in a head-to-head comparison.  Moreover, our compounds did not display the level of toxicity inherent with any of the drugs approved by the FDA for CMV disease.  None of the approved drugs for this indication are well tolerated by patients.  In 2008, the market for CMV drugs was $600 million with Ganciclovir controlling over 90% of the market.  Industry observers estimate that sales for CMV disease would top one billion dollars if there were a drug available that was both safe and effective.  Due to these compelling results, we anticipate starting in vivo studies sometime in the first quarter of 2011.  Further testing on other viruses is currently on-going.

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

We own the following U.S. patents:

Patent No.	Issue Date	Subject Matter	Expiration **
5,529,775	June 1996	covers combinations of ONCONASE® with certain other pharmaceuticals	June 2013
5,728,805	Mar. 1998	covers a family of variants of ONCONASE®	June 2013
5,540,925	July 1996	covers combinations of ONCONASE® with certain other pharmaceuticals	July 2013
5,559,212	Sept. 1996	covers the amino acid sequence of ONCONASE®	Sept. 2013
5,595,734	Jan. 1997	covers combinations of ONCONASE® with certain other pharmaceuticals	Jan. 2014
6,649,392 B1*	Nov. 2003	covers a family of recombinant variants of ONCONASE®	Apr. 2016
6,649,393 B1*	Nov. 2003	covers nucleic acids encoding recombinant variants of ONCONASE® and methodology for producing such variants	Apr. 2016
6,290,951 B1	Sept. 2001	covers alteration of the cell cycle in vivo, particularly for inducing apoptosis of tumor cells	Aug. 2018
6,239,257 B1	May 2001	covers a family of variants of ONCONASE®	Dec. 2018
6,175,003 B1	Jan. 2001	covers the genes of ONCONASE® and a variant of ONCONASE®	Sept. 2019

Patent No.	Issue Date	Subject Matter	Expiration **
6,423,515 B1	July 2002	covers methodology for synthesizing gene sequences of ONCONASE® and a genetically engineered variant of ONCONASE®	Sept. 2019
7,229,824 B1***	June 2007	covers a vector containing DNA encoding a genetically engineered Amphinase	May 2024
7,556,952 B2	July 2009	covers a gene encoding a genetically engineered Amphinase	July 2023
7,556,951 B2	July 2009	covers a gene encoding a genetically engineered Amphinase , and a vector containing DNA encoding a genetically engineered Amphinase	July 2023
7,556,953 B2	July 2009	covers a gene encoding a genetically engineered Amphinase, and a vector containing DNA encoding a genetically engineered Amphinase	July 2023
7,442,535 B2	October 2008	covers a fusion protein containing a genetically engineered Amphinase	July 2023
7,585,655 B2	September 2009	covers a gene encoding a genetically engineered Amphinase, and a vector containing DNA encoding it	July 2023
7,442,536 B2	October 2008	covers genetically engineered Amphinases	July 2023
7,585,654 B2	September 2009	covers a vector containing DNA encoding a genetically engineered Amphinase, and a gene encoding a genetically engineered Amphinase	July 2023
7,473,542 B2	January 2009	Covers a fusion protein containing a genetically engineered Amphinase	July 2023
7,763,449 B2	July 2010	covers a vector containing DNA encoding a genetically engineered Amphinase, and a gene encoding a genetically engineered Amphinase	July 2023

*We own this patent jointly with the U.S. Government.  We do not pay maintenance fees to keep this patent in force.

Tamir now uses the term “Amphinase” to describe a family of proteins.  ONCONASE®, and proteins in the Amphinase family, belong to the same superfamily of Ribonucleases.  Amphinase proteins were previously referred to as ‘variants” of ONCONASE®.

We own the following foreign patents in Europe (European patents are validated in selected European nations), Japan and Singapore:

Patent No.	Subject Matter	Expiration **
EP 0 500 589 JP 2972334	cover combinations of ONCONASE® with certain other pharmaceuticals	Oct. 2010
EP 0 656 783 JP 3655628	covers combinations of ONCONASE® with certain other pharmaceuticals	July 2013
EP 0 837 878 JP 3779999	covers a variant of ONCONASE® and a method of producing it	June 2016
EP 1 141 004 JP 4516216	covers a family of variants of ONCONASE®	December 2019
SG 118886	covers Amphinases and methods of making them	May 2024

**Assumes timely payment of all applicable maintenance fees and annuities; excludes term extensions that do or may apply.

***Includes a term extension of 312 days under 35 U.S.C. §154(b).

We also have patent applications pending in the United States, Europe, Japan, and other foreign countries.

The scope of protection afforded by patents for biotechnological inventions can be uncertain, and such uncertainty may apply to our patents as well.  The patent applications we have filed, or that we may file in the future, may not issue as patents.  Our patents may not give us a competitive advantage, may be wholly or partially invalidated or held unenforceable, or may be held not to have been infringed by products that compete with our products.  Patents owned by others may adversely affect our ability to do business.  Furthermore, others may independently develop products that are similar to our products or that duplicate our products, and may design around the claims of our patents.  Although we believe that our patents and patent applications are of substantial value to us, we cannot assure you that such patents and patent applications will be of commercial benefit to us, will adequately protect us from competing products or will not be challenged, declared invalid, or found not to have been infringed by competing products.  We also rely on proprietary know-how and on trade secrets to develop and maintain our competitive position.  Others may independently develop or obtain access to such know-how or trade secrets.  Although our employees and consultants having access to proprietary information are required to sign agreements that require them to keep such information confidential, our employees or consultants may breach these agreements or these agreements may be held to be unenforceable.

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

Employees

As of July 31, 2010, we had four full time employees, of whom three were engaged in clinical and pre-clinical research and development activities and one was engaged in administration and management.  Two employees hold Ph.D. degrees.  All of our employees have entered into confidentiality agreements with us.  We consider relations with our employees to be good.  None of our employees are covered by a collective bargaining agreement.

Available Information

Copies of our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.tamirbio.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Additionally, we have also adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is also available on our website.

ITEM 2.  PROPERTIES.

In March 2007, we entered into a lease for 15,410 square feet in an industrial office building located in Somerset, New Jersey to replace our facility in Bloomfield, New Jersey as our principal office.  The lease term commenced on July 3, 2007 and is scheduled to terminate on November 30, 2017.  The average monthly rental obligation over the full term of the lease is approximately $25,000.  In January 2010, we vacated this facility.  In February 2010, the landlord, I&G Garden State, LLC ("I&G"), withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against us.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between us and I&G.  On or before November 1, 2010, we entered into a Settlement Agreement and Mutual Release with I&G whereas I&G agreed to receive $200,000 in consideration of the full release in full and and complete settlement of all claims made by I&G.

On January 15, 2010, Mr. Muniz, as an individual, entered into a quarterly lease agreement with I&G for office space at the fourth floor of 300 Atrium Drive, Somerset, NJ, which space we will occupy as our new office.  The lease expired on September 30, 2010 but was renewable for successive three-month periods upon thirty days prior notice and payment of $15,790.50 for the following three months’ rent.  We did not renew this lease upon its expiration.

On September 28, 2010, we entered into an office lease agreement effective as of October 1, 2010, with Princeton Corporate Plaza, LLC for $3,794 per month including expenses.  We leased 2,046 square feet of office and laboratory space in the building located at 11 Deer Park Drive, Suite 204, in the township of South Brunswick in the County of Middlesex, State of New Jersey.  The new office replaced 300 Atrium Drive, Somerset, New Jersey 08873 as our principal executive offices. The lease term began on October 1, 2010, ending on September 30, 2011.  We believe that this facility is sufficient for our needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

On October 1, 2010, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed an amended complaint in Love v. Alfacell Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Amended Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, a direct claim for negligent misrepresentation and derivative claims for gross negligence and corporate waste in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Amended Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patient deaths would occur in the Phase IIIb trial.  The Amended Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

Premier Research Group filed and served a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Essex County, on or about July 26, 2009, seeking the recovery of professional fees that arose from clinical trials purportedly performed in Europe by Premier Research Group as assignee of a contract between Tamir Biotechnology, Inc. and IMFORM GmbH dated October 27, 2005.  An Answer with Separate Defenses and Counterclaim was filed on or about July 30, 2009.  In August 2010, both parties entered into a Stipulation of Settlement Agreement (“Stipulation”) whereby the Company will make a payment to Premier in the amount of $100,000 which will be accepted as a payment in full if paid in accordance with the terms of the Stipulation.  The settlement will be paid every 60 days in four equal installments commencing on or before August 6, 2010, ending on or before February 7, 2011.

I & G Garden State, LLC (“I&G”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and I&G mutually agreed that the Company would vacate the property on or before December 31, 2009.  In January 2010, the Company vacated the facility as per mutual agreement.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I & G.  On or before November 1, 2010, the Company and I&G entered into a Settlement Agreement and Mutual Release whereas I&G agreed to receive $200,000 in consideration of the release in full and complete settlement of all claims made by I&G.

ITEM 4.  RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the Pink Sheets since our delisting from the Nasdaq Capital Market, or Nasdaq, on January 6, 2009 for failure to comply with the $35 million minimum market value requirement under Marketplace Rule 4310(c)(3)(B) or the $1 per share minimum bid price requirement under Marketplace Rule 4310(c)(4).  In addition, we also did not meet the $2.5 million minimum stockholders’ equity requirement under Marketplace Rule 4310(c)(3)(A) or the requirement for a minimum net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under Marketplace Rule 4310(c)(3)(C).  Our common stock remains thinly traded at times and you may be unable to sell our common stock during times when the trading market is limited. As of October 25, 2010, there were approximately 968 stockholders of record of our common stock.

Prior to January 6, 2009, our common stock was listed on Nasdaq and had traded under the symbol "ACEL" since September 9, 2004.  Before September 9, 2004, our common stock was traded on the OTC Bulletin Board (OTCBB).

The following table sets forth the range of high and low sale prices of our common stock for the two fiscal years ended July 31, 2010 and 2009.  The prices were obtained from Pink Sheets and Nasdaq, and are believed to be representative of inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended July 31, 2010:
First Quarter	$0.35	$0.18
Second Quarter	0.30	0.14
Third Quarter	0.35	0.11
Fourth Quarter	0.30	0.13

Year Ended July 31, 2009:
First Quarter	0.85	$0.40
Second Quarter	0.54	0.08
Third Quarter	0.20	0.06
Fourth Quarter	0.52	0.11

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended July 31, 2010.

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

We are a development stage company as defined in the Accounting Standards Codification (“ASC”) Topic “Development Stage Entities”.  We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.

Since our inception in 1981, we have devoted the vast majority of our resources to the research and development of ONCONASE®, our lead drug candidate, as well as other related drug candidates.  In recent years we have focused our resources towards the completion of the clinical program for ONCONASE® in patients suffering from unresectable malignant mesothelioma, or UMM.

During our fiscal year ended July 31, 2010, our efforts were primarily focused on the completion of our confirmatory Phase IIIb clinical trial for UMM and preparation of the remaining components of our NDA.  As we previously reported, the results of the preliminary statistical analysis of the data from the confirmatory Phase IIIb clinical trial for ONCONASE® in patients suffering from UMM did not meet statistical significance for the primary endpoint of survival in UMM.  However, a statistically significant improvement in survival was seen in the treatment of UMM patients who failed one prior chemotherapy regimen, a currently unmet medical need and one of the predefined primary sub-group data sets for patients in the trial.  At the pre-NDA meeting with the FDA in January 2009, the FDA recommended that an additional clinical trial be conducted in UMM patients that have failed one prior chemotherapy regimen, prior to filing an NDA.  At this time, we intend to explore opportunities involving  further clinical trials for ONCONASE® for the UMM indication as a second line therapy.  Other indications are being pursued including lung cancer and other solid tumors and currently we expect to use the proceeds we received from the private financing we closed in October 2009 to initiate a Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer in patients who have reached maximum progression after receiving two cycles of Alimta in combination with carboplatinum.  We anticipate accruing the first patient for this trial in late 2010.

During the fiscal year ended July 31, 2010, we completed a sale of 65 Units in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the private financing occurred on October 19, 2009, and we received an aggregate of $3,250,000 in gross proceeds.  (See Notes to the Financial Statements – Note 6)

During the fiscal year ended July 31, 2010, at the annual stockholders’ meeting, our stockholders approved an amendment to our Certificate of Incorporation, as amended, changing the name of the company from Alfacell Corporation to Tamir Biotechnology, Inc. and increasing our authorized common stock from 100,000,000 to 250,000,000 shares.

Almost all of the $73.1 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the fiscal years 2010 and 2009, our research and development expenses were approximately $0.5 million and $3.3 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.

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

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefit and research and development credits, interest income and financing received from Kuslima Shogen, our former Chief Executive Officer.  During the fiscal year ended July 31, 2010, we received gross proceeds of $3.25 million from a private financing and $646,649 from the sale of our tax benefit.  These proceeds will be used to continue our operations, explore strategic alternatives and initiate a Phase II clinical study for non-small cell lung cancer in patients who have reached maximum progression on their current chemotherapy regimens.  We have incurred losses since inception and, to date, we have generated only small amounts of capital from commercial agreements for ONCONASE®.

Results of Operations

Fiscal Year Ended July 31, 2010, as compared to Fiscal Year Ended July 31, 2009

We are a development stage company as defined in the Accounting Standards Codification (“ASC”) Topic “Development Stage Entities”.  We are devoting substantially all of our present efforts to establishing a new business and developing new drug products. Our planned principal operations of marketing and/or licensing new drugs have not commenced and, accordingly, we have not derived any significant revenue from these operations.  We focus most of our productive and financial resources on the development of ONCONASE®.  We did not record any significant revenue in fiscal years 2010 or 2009.

Research and development expense for fiscal year 2010 was $0.5 million compared to $3.3 million for fiscal year 2009, a decrease of approximately $2.8 million, or 84%.  The decrease was primarily related to decreased expenses of approximately $1.9 million related to costs incurred in fiscal year 2009 for the ONCONASE® rolling NDA submission for our Phase IIIb clinical trial for malignant mesothelioma; and decreased compensation expense of approximately $0.9 million from reduction in force and decreased share-based compensation.

General and administrative expense for fiscal year 2010 was approximately $1.7 million compared to approximately $2.4 million for fiscal year 2009, a decrease of approximately $0.7 million, or 34%.  This decrease was primarily related to decreased compensation expense of approximately $0.4 million from decreased share-based compensation expense, retirement of Kuslima Shogen, our former chief executive officer and resignation of Lawrence Kenyon, our former chief financial officer.  Public relations-related costs and other general office expenses also decreased by approximately $0.3 million due to our reduced operations in fiscal year 2010.

Investment income for fiscal year 2010 was approximately $1,000 compared to $26,000 for fiscal year 2009, a decrease of $25,000.  The decrease was due to lower balances of cash and cash equivalents on hand during the fiscal year 2010 as compared to the same period in 2009.

Interest expense for the fiscal year ended July 31, 2010 increased by approximately $12.6 million compared to the same period last year.  This increase was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009, the original recognition of and the change in valuation of the derivative liability.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain tax benefits.  For the state fiscal year 2010 (July 1, 2009 to June 30, 2010), we had approximately $723,000 of total available state tax benefit that was saleable.  In February 2010, we received approximately $647,000 from the sale of our total available state tax benefit, which was recognized as state tax benefit in the fiscal year ended July 31, 2010.

We have incurred net losses during each year since our inception.  The net loss for fiscal year 2010 was approximately $14.2 million as compared to $4.5 million in fiscal year 2009.  The cumulative loss from the date of inception, August 24, 1981 to July 31, 2010, amounted to $123 million.  Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset the development stage expenses.

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $31 million for the three most recent fiscal years ended July 31, 2010.  The net losses from date of inception, August 24, 1981 to July 31, 2010, amounts to approximately $123 million.  As of July 31, 2010, we have a working capital deficit of approximately $15 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of July 31, 2010, we had approximately $0.3 million in cash and cash equivalents.  We currently believe that our cash reserves including the $1.2 million restricted cash intended for future clinical trials can support our activities through April 2011, based upon our reduced operations.

The primary use of our cash will be to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.  We will need to obtain additional financing in order to continue our operations.  Given current market conditions, it may be very difficult, if not impossible, to obtain such financing.  In order to continue our operations we will need to pursue strategic alternatives for the further development of ONCONASE®.

During the fiscal year ended July 31, 2010, we completed a sale of 65 Units in a private financing to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of Senior Secured Notes convertible into shares of the Company’s common stock at a price of $0.15 per share, (ii) Series A Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Warrants to purchase in the aggregate that number of shares of common stock initially issuable upon conversion of the aggregate amount of the Senior Secured Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the private financing occurred on October 19, 2009, and the Company received an aggregate of $3,250,000 in gross proceeds.

Pursuant to the terms of the Securities Purchase Agreement, certain investors party thereto are permitted to appoint a designee to the Board of Directors (the “Board”) within a reasonable period of time following the closing of the private financing.  In addition, as a condition to closing the private financing, each member of the Board other than David Sidransky, Chairman of the Board, and Charles Muniz, agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing of the private financing and prior to December 31, 2009.  Donald Conklin and Kuslima Shogen resigned from the Board during the fiscal year ended July 31, 2010.  Stephen Carter did not seek reelection at our annual meeting of the stockholders, which occurred on April 27, 2010.

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

On July 31, 2010, we entered into a second amendment to the Investor Rights Agreement with the investors, pursuant to which the investors waived their right to receive penalties in respect of all matters occurring prior to the date of the second amendment, which included our failure to obtain the effectiveness of a registration statement within the deadlines set forth in the Investor Rights Agreement. In addition, the second amendment postponed the investors right to require the company to file a "resale" registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants until after our next financing which yields gross proceeds to us of at least $3,250,000. In the event of such a financing, and following a written demand made by the holders of the majority of the registrable securities, we must file, within 90 days of our receipt of the demand notice, either a new "resale" registration statement registered the shares or amend the registration statement we filed on April 30, 2010. A copy of the second amendment is filed as Exhibit 10.55 to this annual report on Form 10-K.

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

Our audited financial statements for the fiscal year ended July 31, 2010, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1981 and have a history of losses and negative cash flows from operating activities.  As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We have no debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of July 31, 2010.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued amended guidance on accounting for “Stock Compensation”.  The amended guidance requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations.  The expense is recognized over the requisite service period based on fair values measured on the date of grant.  We adopted the amended guidance on Stock Compensation effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated.  Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Recoveries from other parties are recorded when realized.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by FASB, the American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues Task Force (“EITF”).  The Codification also eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ended after September 15, 2009.  We adopted the Codification for the quarter ended October 31, 2009.  Other than the manner in which accounting guidance is referenced, the adoption of the Codification had no impact on our financial statements.

In December 2007, FASB issued new accounting guidance related to the accounting for business combinations and related disclosures.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination.  It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted this guidance, effective August 1, 2009, and it did not have any effect on our financial statements.

In February 2008, FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective August 1, 2009, we adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have any effect on our financial statements.

In June 2008, FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to derivative classification under ASC Topic, “Derivatives and Hedging”.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted.  The Company adopted this guidance, effective August 1, 2009.  The adoption had no impact on our previously accounted for equity-linked financial instruments that were considered to be indexed to its own equity.  Refer to Note 6 for the result of the adoption on the equity-linked instruments included within the Securities Purchase Agreement entered into on October 19, 2009.

In August 2009, FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability be measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  We adopted this guidance in the quarter ended October 31, 2009.  The adoption had no impact on our financial statements.

In October 2009, FASB issued amended guidance for separating consideration in multiple-deliverable arrangements.  It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available.  Additionally, the amended guidance eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements.  It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted.  We are currently evaluating the impact that the adoption of this guidance will have, if any, on our financial statements.

In January 2010, the FASB issued a new guidance, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This provision amends previous provisions that require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our results of operations or financial condition.

In April 2010, the FASB issued a new guidance “Revenue Recognition – Milestone Method”.  This provision provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; 2) related solely to past performance; 3) be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non substantive milestones.  This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this guidance does not have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 31, 2010, we were exposed to market risks, primarily changes in U.S. interest rates. As of July 31, 2010, we held total cash and cash equivalents of approximately $0.3 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments.

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

In connection with the preparation of our annual financial statements, management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of July 31, 2010, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Name	Age	Director Since	Current Position With Company
Charles Muniz	55	2009	President, Chief Executive Officer, Chief Financial Officer and Director
John P. Brancaccio	62	2004	Director
David Sidransky, M.D.	50	2004	Chairman of the Board
Paul M. Weiss, Ph.D.	52	2003	Director

Executive Officers

Name	Age	Current Position With Company	Officer Since (1)
Charles Muniz	55	President, Chief Executive Officer, Chief Financial Officer and Director	2009

(1) Officers of Tamir hold office until their successors are elected and qualified or until their earlier removal, death or resignation.

Business Experience of Directors and Executive Officers

The Company’s Directors and Executive Officers have provided the following information about their principal occupation, business experience and other matters.

Charles Muniz joined us on April 3, 2009 as our President, Chief Operating Officer and Chief Financial Officer and a member of our Board of Directors and entered into an employment agreement with us to serve as our President, Chief Executive Officer (“CEO”) and Chief Financial Officer on October 19, 2009.  From 2007 until he joined Tamir, Mr. Muniz was a consultant to a wide variety of clients focusing primarily on the strategic use of operations and technology.  Prior to consulting, he was President and Chief Executive Officer of Digital Creations Corp., a company he founded which sold high-end systems, work stations, peripherals, networking and software products, from 1989 to 2007.  Mr. Muniz attended Pace University in New York and majored in Business Administration.  Through his experience as our Chief Executive Officer as well as his history with our company, in connection with his service on our Board of Directors, Mr. Muniz provides critical insights into our challenges, opportunities and operations, reflecting his detailed knowledge of our company, employees, customers, technology and industry.

John P. Brancaccio joined the Board in January 2004.  Since April 2004, Mr. Brancaccio has been the chief financial officer of Accelerated Technologies, Inc., an incubator for venture backed medical device companies.  He also serves on the boards of Callisto Pharmaceuticals, Inc., Synergy Pharmaceuticals, Inc. and TrovaGene, Inc., all of which are publicly traded biopharmaceutical companies where he is chairman of their respective audit committees and a member of their respective compensation and nominating committees.  He was the secretary and treasurer of Memory Pharmaceuticals Corporation from December 2003 to March 2004 after serving in the capacity of their acting chief financial officer from May 2002 to December 2003.  Prior to Memory Pharmaceuticals, Mr. Brancaccio held the positions of chief financial officer and chief operating officer of Eline Group, a publicly traded entertainment and media company, where he oversaw the roll up of several related companies into the group and completed private equity financing placements.  Prior to joining Eline Group, he held a number of senior executive positions in public and private companies including Atlantic Pharmaceuticals, Zambon Corporation, Deven International and Health Learning Systems.  During his tenure with these companies he participated in initial public offerings and negotiation of licensing and development agreements within both the pharmaceutical and biotechnology industries.  He is a retired Certified Public Accountant and a graduate of Seton Hall University.  Because of his strong background of service on the boards of various biopharmaceutical and life sciences companies and his involvement in capital raising and strategic transactions in our industry, we believe that Mr. Brancaccio provides a unique perspective and useful insight to our board as we review our growth strategy and strategic initiatives.

David Sidransky, M.D., joined the Board in May 2004, was elected Chairman of the Board in January 2008 and is the Chairman of our Scientific Advisory Board.  Dr. Sidransky is a founder of several private biotechnology companies and has served on scientific advisory boards of numerous private and public companies, including Medimmune, Telik, Roche and Amgen.  He was formerly on the board of scientific counselors at the National Institute of Dental and Craniofacial Research (NIDCR) and a member of the Recombinant DNA advisory committee at the National Institute of Health NIH (RAC).  He served on the board of directors of ImClone Systems, Zila Inc, and Xenomics and is now chairman of the board of Champions Biotechnology Inc.  Dr. Sidransky is on numerous editorial boards and has served as senior editor of several cancer related journals.  Currently, Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine.  In addition, he is Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at John Hopkins University and Hospital.  Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine.  He has over 400 peer-reviewed publications, has contributed more than 60 cancer reviews and chapters, and also has numerous issued biotechnology patents.  He has been the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda Rosenthal Award by the American Association of Cancer Research.  Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.  Because of his strong background of service on the boards of various biopharmaceutical and life sciences companies and his involvement in capital raising and strategic transactions in our industry, we believe that Dr. Sidransky provides a unique perspective and useful insight to our board as we review our growth strategy and strategic initiatives.

Paul Weiss, Ph.D., joined the Board in February 2003.  Since October 2007, Dr. Weiss has been a Managing Director at Venture Investors, LLC, a Madison, Wisconsin-based venture capital group focusing on early-stage life sciences companies.  Prior to joining Venture Investors, LLC, Dr. Weiss was President of the Gala Biotech business unit of Cardinal Health (now Catalent Pharma Solutions) from February 2002 until October 2007.  He had served as a director on Gala’s Board from 1998 to 2001, when he joined the management team as Senior Vice President of Business Development.  He later became President of Gala and remained so during the acquisition of Gala by Cardinal Health in 2003 and then the acquisition of Gala (and other Cardinal Health businesses) by The Blackstone Group in 2007.  Prior to joining Gala, from 1998 to 2001, Dr. Weiss was Vice President of Technology and Product Licensing at 3-Dimensional Pharmaceuticals (3DP), which went public in 2001 and was later acquired by Johnson & Johnson.  Prior to joining 3DP, Dr. Weiss was Director of Licensing for Wyeth Pharmaceuticals.  Dr. Weiss holds a Ph.D. in Biochemistry and an MBA from the University of Wisconsin-Madison and a B.Sc. in Biochemistry from the Carleton University Institute of Biochemistry in Ottawa, Ontario.  Because of his strong background of service on the boards of various biopharmaceutical and life sciences companies and his involvement in capital raising and strategic transactions in our industry, we believe that Dr. Weiss provides a unique perspective and useful insight to our board as we review our growth strategy and strategic initiatives.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Independent Directors

The Board has determined that the following directors are “independent” under Nasdaq Marketplace Rule 4200(a)(15):  John P. Brancaccio, David Sidransky, M.D. and Paul M. Weiss, Ph.D.  The Board has also determined that the following directors (who are members of the Audit Committee) are “independent” in accordance with Section 10A(m)(3) of the Exchange Act: John P. Brancaccio, David Sidransky, M.D. and Paul M. Weiss, Ph.D.

Board Committee Membership

The Board has standing Compensation, Corporate Governance and Nominating, Audit, Research and Clinical Oversight, and Commercial and Business Development Oversight Committees.  The current membership of the standing committees is set forth in the following table:

Name	Compensation Committee	Corporate Governance and Nominating Committee	Audit Committee	Research and Clinical Oversight Committee	Commercial and Business Development Oversight Committee
Charles Muniz
John P. Brancaccio	**	*	**
David Sidransky, M.D.	*	**	*	**	*
Paul M. Weiss, Ph.D.	*	*	*	*	**
____________________________

* Member
** Chair

Compensation Committee.  All of the members of Tamir’s Compensation Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).  In fiscal year 2010, the Compensation Committee met twice.

On June 28, 2004, the Board adopted Tamir Biotechnology, Inc.’s Compensation Committee Charter, a copy of which is maintained on our website at www.tamirbio.com.  According to its charter, the Compensation Committee shall consist of at least three members, each of whom shall be non-employee directors who have been determined by the Board to meet the independence requirements of the Nasdaq Stock Market.

The Compensation Committee Charter describes the primary functions of the Compensation Committee as follows:

•	Review and approve executive compensation on an annual basis, including the corporate goals and objectives to be used in evaluating the performance of the CEO and determining the CEO’s compensation;
•	Review trends in management compensation, oversee the development of new compensation plans and, when necessary, approve the revision of existing plans;
•	Oversee management’s decisions concerning compensation and performance for non-executive officers;
•	Review the Company’s incentive compensation and other share-based plans and recommend change to such plans to the Board as needed;
•	Administer stock plans and benefit programs and approve any amendments to existing plans;
•	Recommend director compensation;
•	Evaluate compliance with the Company’s compensation plans and policies; and
•	Review the compensation policy for all of Tamir’s employees.

Corporate Governance and Nominating Committee.  All of the members of Tamir’s Corporate Governance and Nominating Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).  In fiscal year 2010, the Corporate Governance and Nominating Committee did not meet.

The Corporate Governance and Nominating Committee was formed by the Board for the purpose of considering future nominees to the Board.  On November 28, 2007, the Board adopted Tamir Biotechnology, Inc.’s Corporate Governance and Nominating Committee Charter, a copy of which is maintained on our website at www.tamirbio.com.  According to its charter, the Corporate Governance and Nominating Committee shall be comprised of at least three directors, each of whom shall meet the independence requirements of the Nasdaq Stock Market.

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

Audit Committee.  All of the members of Tamir’s Audit Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15) and Section 10A(m)(3) of the Securities Exchange Act.  Tamir’s Board has determined that Mr. Brancaccio qualifies as an “audit committee financial expert” as defined by Item 407 of Regulation S-K.  In fiscal year 2010, the Audit Committee met four times.

On November 25, 2008, the Board adopted the Amended and Restated Audit Committee Charter, a copy of which is maintained on our website at www.tamirbio.com.  According to its charter, the Audit Committee shall be comprised of at least three directors, each of whom shall meet the independence requirements of the Nasdaq Stock Market and Section 10A(m)(3) of the Exchange Act, and each of whom shall not have participated in the preparation of the financial statements of the Company at any time during the past three years.  The Audit Committee’s purpose, duties and responsibilities under its charter include those specified in the listing standards of the Nasdaq Stock Exchange for audit committees.

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

Research and Clinical Oversight Committee. The Research and Clinical Oversight Committee (“Research Committee”) was established in February 2007 and is chaired by David Sidransky, M.D.  All of the members of Tamir’s Research Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).

The primary function of the Research Committee is to work closely with management and the Scientific Advisory Board to provide support and direction to the Company’s research and development programs. The Research Committee functions as an advisory committee and does not hold formal committee meetings or take formal committee actions.

Commercial and Business Development Oversight Committee.  The Commercial and Business Development Oversight Committee (“Development Committee”) was established in February 2007 and is chaired by Paul Weiss, Ph.D.  All of the members of Tamir’s Development Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15).

The primary function of the Development Committee is to assist management in pursuing commercial and business development opportunities for the products currently in development.  The Development Committee functions as an advisory committee and does not hold formal committee meetings or take formal committee actions.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the SEC and written representations of certain reporting persons that no other reports were required, we believe that during fiscal year 2010 all of our directors, executive officers and beneficial owners of more than 10% of any class of equity securities complied on a timely basis with the reporting requirements of Section 16(a) of the Exchange Act, except for the Form 4 filed by Dr. Sidransky in May 2010, which was not timely filed.

Code of Ethics

Tamir has adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and controller and to all its other employees.  These standards are a guide to help ensure that all our employees live up to our high ethical standards.  A copy of the Code of Ethics is maintained on our website at www.tamirbio.com.

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

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended July 31, 2010, the members of the Board who served on the Compensation Committee were Messrs. John P. Brancaccio, Donald R. Conklin and Paul M. Weiss, Ph.D.  Mr. Conklin resigned from the Board on January 2, 2010.  As of July 31, 2010 all such directors were independent directors and have never been officers of Tamir.  As of the date of this annual report on Form 10-K, Mr. Brancaccio and Dr. Weiss are independent directors and have never been officers of Tamir.  During the fiscal year ended July 31, 2010, no executive officer of Tamir served on the compensation committee or board of directors of any other entity which had any executive officer who also served on the Compensation Committee or Board of Tamir.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Tamir’s compensation program is based on the philosophy that the interests of our employees should be closely aligned with those of our stockholders.  The Company’s compensation program is based on the following principles:

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

The Compensation Committee believes that the compensation program for executive officers should reward the achievement of the short-term and long-term objectives of the Company, and that compensation should be related to the value created for its stockholders.  However, given the highly volatile nature of biotechnology company stocks it would be impracticable for the Company to tie executive compensation solely to stock performance.  In making its compensation decisions, the Compensation Committee generally reviews the progress made by the individual officer in attaining his or her individual performance goals and the progress made by the Company in its drug development programs, while keeping the Company’s stock performance in mind.  Generally, performance tied to the long-term objectives of the Company or the overall business objectives of the Company are rewarded with equity compensation, whereas performance tied to short-term goals of the Company, or individual performance, is rewarded with cash compensation.  As different elements of the Company’s compensation have different underlying rationale and policy, determinations the Compensation Committee made with regard to one compensation element have not influenced decisions it made with respect to other compensation elements it contemplated or awarded.  For example, the factor that our CEO may receive a bonus if the performance objectives are satisfied and may receive additional value through his stock options if the Company’s stock performs well has not influenced the determination as to the base salary of our CEO.

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

Role of the Compensation Committee

The Compensation Committee currently consists of Messrs. John P. Brancaccio, Chairman, and Paul M. Weiss Ph.D. All committee members have been and currently are non-employee directors as defined under Rule 16b-3 of the Exchange Act and satisfy the director independence standards of the Nasdaq Stock Market and the definition of “outside director” under Section 162(m) of the Internal Revenue Code.  No special expertise in compensation matters is required for appointment to the Compensation Committee.

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

Role of Consultants and Market Review

The Compensation Committee possesses the authority under its charter to hire advisors to provide it with information as needed in making compensation decisions.  The Compensation Committee did not use a compensation consultant for fiscal year 2010.

Role of Management

While the Compensation Committee determines overall compensation philosophy, it relies on the CEO and other executive officers, if any, to make recommendations in accordance with such compensation philosophy.  The Company’s CEO and CFO, if any, provide the Board and the Compensation Committee with feedback on the performance of the Company’s non-executive officers and make compensation recommendations to the Compensation Committee for its approval.  In 2010, the CEO attended the Compensation Committee’s meetings to provide his perspectives on competition in the industry and the needs of the business, information regarding the Company’s performance and other advice specific to their areas of expertise.  However, the CEO did not attend meetings where his compensation and/or performance was discussed.  Once a recommendation has been approved by the Compensation Committee, it is sent to the Board for ratification.  Upon ratification by the Board, the execution and administration of the recommendation may be delegated by the Compensation Committee to management as the Compensation Committee deems appropriate.

Mr. Muniz has been our only executive since he joined the Company on April 3, 2009.  At the time he joined the Company, the Compensation Committee agreed to pay him a consulting fee of $3,500 per week plus cost of travel between his home state of Florida and our office in New Jersey.  On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer.  Under his Employment Agreement, Mr. Muniz will receive an annual base salary of $300,000 plus cost of travel between his home state of Florida and our office in New Jersey.  and is entitled to receive cash incentive compensation or annual stock option awards as determined by the Board or the Compensation Committee of the Board from time to time.  In addition, Mr. Muniz is entitled to participate in any and all employee benefit plans established and maintained by the Company for executive officers of the Company.  Pursuant to the Employment Agreement, Mr. Muniz received an option (the “Option”), granted under and in accordance with the Company’s 2004 Stock Incentive Plan, to purchase an aggregate of 500,000 shares of Common Stock exercisable for ten years from the date the Option is granted. The Option shall vest in equal amounts on each of the first, second and third year anniversary of the grant so long as Mr. Muniz remains employed by the Company. The exercise price of the Option equals the fair market value of the Common Stock on the date of grant.

The Employment Agreement continues in effect for two years following the date of the agreement and automatically renews for successive one-year periods, unless Mr. Muniz’s employment is terminated by him or by the Company. In the event that Mr. Muniz’s employment is terminated by the Company for any reason, then Mr. Muniz is entitled to receive his earned but unpaid base salary and incentive compensation, unpaid expense reimbursements, accrued but unused vacation and any vested benefits under any employee benefit plan of the Company. In the event that Mr. Muniz’s employment is terminated by the Company without “Cause” or by Mr. Muniz for “Good Reason” (as such terms are defined in the Employment Agreement), and provided Mr. Muniz executes a release in favor of the Company, then in addition to the above mentioned payments and benefits, Mr. Muniz is entitled to receive an amount equal to his then current annual base salary, payable in equal installments over 12 months in accordance with the Company’s payroll practice, and all medical and health benefits for 18 months following the termination date.  In addition, in the event Mr. Muniz’s employment is terminated without Cause or for Good Reason within 12 months following a Change in Control (as defined in the Employment Agreement), and provided Mr. Muniz executes a release in favor of the Company, in lieu of the severance described above, Mr. Muniz is entitled to receive a lump cash payment equal to his then current annual base salary, all medical and health benefits for 18 months following the termination date and full acceleration of vesting of all unvested stock options and other share-based awards.  Mr. Muniz’s Employment Agreement requires him to refrain from competing with the Company and from hiring our employees and soliciting our customers for a period of one year following the termination of his employment with the Company for any reason.  The Employment Agreement was filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on October 20, 2009.

Executive Compensation Components

Compensation for the Company’s executive officers includes the following components:

Base Salary.  Fixed annual compensation that is certain as to payment and provides continuous income to meet ongoing living costs.  This component is intended to ensure that Tamir is able to retain executives capable of achieving the Company’s strategic and business objectives.  The Compensation Committee reviews executive officers’ salaries annually and will make adjustments based on its expectations of that officer’s performance as compared to the officer’s actual performance and what the Compensation Committee’s expectations are for that officer’s future performance.  Additionally, the Compensation Committee factors in cost of living adjustments as well as the Company’s overall performance and stock performance.   As described on our annual report on Form 10-K for the fiscal year 2008, in 2008, the Compensation Committee also utilized a study of market compensation levels prepared by an independent compensation consultant in order to evaluate the executive’s compensation, including base salaries.  Such a study was used by the Compensation Committee in setting base salaries for the Company’s fiscal year 2008.  Such study was not used in previous years, except for fiscal year 2008 and was not used in fiscal year 2010.

In light on the Company’s financial difficulties, lack of executive leadership and inability to conduct a thorough market-based analysis of executive compensation, the Compensation Committee determined that Mr. Muniz, the Company’s sole executive officer, should receive the same base compensation package, in all material respects, as his predecessor, Kuslima Shogen.

Stock Option Grants.  Long-term incentive plan which offers eligible Company officers and employees incentives to put forth maximum efforts for the success of the Company’s business, to afford executive officers an opportunity to acquire a proprietary interest in the Company and to relate the compensation of officers to the value they create for the Company’s stockholders.  Currently, all share-based awards are granted under the 2004 Stock Incentive Plan, which was approved by the Board of Directors and stockholders of the Company in November 2003 and in January 2004, respectively.  The 2004 Stock Incentive Plan provides for the grant of stock options and other share-based awards to employees, officers, consultants, independent contractors and directors providing services to Tamir and its subsidiaries as determined by the Board or by the Compensation Committee.  The types of awards that may be granted under the 2004 Stock Incentive Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, other stock grants, other share-based awards and any combination thereof.  Stock options are granted based on the fair market value of a share on the date of grant of such option.  The terms, time and method of the options are determined at the sole discretion of the Compensation Committee.

At the time he joined the Company in April 2009, Mr. Muniz did not receive any share-based compensation.  After completion of the Company’s financing in October 2009, pursuant to his Employment Agreement, Mr. Muniz received stock options to purchase a total of 500,000 shares of Common Stock.  The Compensation Committee determined that this was an appropriate grant in light of prior grants made to the Company’s former CEO, Mr. Muniz’s success in obtaining financing for the Company in very difficult market conditions and the need to provide Mr. Muniz with additional incentive to create further value for the Company’s stockholders.

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

Other Benefits.  The CEO is eligible to participate in the Company’s 401(k) plan, health and dental coverage, life insurance, disability insurance, paid time off and paid holidays on the same terms as are available to all employees generally.  Other benefits which have previously been made available to the CEO, though not our current CEO, are the payment of reasonable costs of temporary housing, reasonable airfare associated with relocation and relocation assistance. We have previously provided the CEO with a monthly auto allowance and paid the premiums on a life insurance policy for the CEO where the Company was not the beneficiary of that life insurance policy, however, these benefits are not presently utilized by our current CEO.  These awards are designed to be competitive with overall market practices, and are in place to attract and retain the personnel needed in the business.

Post-termination Agreements.  Other than severance payments provided for in Mr. Muniz’s Employment Agreement and Ms. Shogen’s Retirement Agreement, as described in the annual report on Form 10-K/A filed with the SEC on November 30, 2009, the Company does not utilize post-termination agreements.  In addition, under grants awarded pursuant to the 2004 Stock Incentive Plan, the  recipients of such grants have received Stock Option Agreements which contain provisions that allow for the awarded options to become fully vested and immediately exercisable or exercisable during the six months following a change in control but in no event beyond the option period provided in the Stock Option Agreement; provided, however, that the terms of Mr. Muniz’s Employment Agreement, as described above, supersede the terms set forth in his Stock Option Agreement.  Per the Company’s standard Stock Option Agreement, a change in control is deemed to occur if (i) a person, as defined by Section 13(d) and 14(d) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of securities representing 20% or more of the combined voting power of the Company’s then outstanding shares (except that ownership by the McCash Family Limited Partnership must be 50% to qualify as a change in control); (ii) during any 12 month period, the individuals who were, at the beginning of such period, a majority of the Board cease to be a majority of the Board; (iii) the Company’s stockholders approve a merger or consolidation with another corporation except where the Company remains in control after such merger or consolidation or where the merger or consolidation was effected to recapitalize the Company and no one person acquired more than 50% of the combined voting power of the Company; or (iv) the stockholders of the Company approve a plan of complete liquidation or enter into an agreement for the sale or disposition of all or substantially all of the assets of the Company.

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

Kuslima Shogen, the Company’s former CEO and scientific founder, retired on March 31, 2009.  On April 25, 2008, Tamir entered into a retirement agreement with Ms. Shogen which was filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 28, 2008 (the “Retirement Agreement”).  Under the terms of the Retirement Agreement, during the two year period commencing April 1, 2008, Ms. Shogen was entitled to receive periodic payments at the rate of $300,000 per year.  The options to purchase the Company’s common stock held by Ms. Shogen on the date of her retirement remained exercisable after Ms. Shogen’s retirement in accordance with their terms. No change was made to the terms of such existing options under the Retirement Agreement, except the Compensation Committee of the Company’s Board of Directors amended the Company’s 1993 Stock Option Plan and 1997 Stock Option Plan to allow such options to be transferred by Ms. Shogen to members of her family. The Compensation Committee agreed to give Ms. Shogen the ability to transfer her existing options granted under the 2004 Stock Incentive Plan to members of her family.  If Ms. Shogen elects COBRA continuation coverage after her retirement date, the Company will pay for Ms. Shogen’s COBRA insurance continuation premiums until the earliest of the second anniversary of her retirement date and the date Ms. Shogen is no longer eligible for COBRA insurance overage under applicable law or the date on which Ms. Shogen becomes eligible for Medicare. In the event Ms. Shogen becomes ineligible for COBRA coverage under the Company’s insurance plans for any reason other than her death prior to the second anniversary of her retirement date, the Company will make a lump sum cash payment to Ms. Shogen equal to the amount of the premiums the Company would have had to pay to maintain Ms. Shogen’s coverage under the Company’s insurance plans had Ms. Shogen remained eligible for coverage under such plans for the period commencing on the date Ms. Shogen became ineligible for such coverage and ending on the second anniversary of her retirement date.

Pursuant to the terms of the Retirement Agreement, Ms. Shogen also agreed to terminate the Royalty Agreement dated July 24, 1991, as amended on April 16, 2001 by and between the Company and Ms. Shogen and filed as Exhibit 10.37 to the Company’s Form 10-Q filed with the SEC on March 12, 2007 (the “Royalty Agreement”). The terms of the Royalty Agreement are described in Note 12 to the Financial Statements on pages F-44 through F-45 of the Company’s Form 10-K for the fiscal year 2008. In exchange for termination of the Royalty Agreement, the Company agreed to make the following payments and awards to Ms. Shogen:

•
A lump sum payment of $500,000 made within ten business days of the date of the Retirement Agreement, from which Tamir was entitled to deduct the amount of the outstanding principal and accrued interest of $187,410 owed by Ms. Shogen to Tamir as of the date of the Retirement Agreement.

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

•
Payments equal to 15% of any royalties payable with respect to net sales which are received by Tamir pursuant to any and all license agreements entered into by Tamir for the marketing and distribution of ONCONASE® and any other products derived from amphibian source extract, produced either as a natural, synthesized, and/or genetically engineered drug which are covered by the claims of any issued patent owned or controlled by Tamir which is issued and valid as of December 31, 2007 (the “Licensed Products”) and 5% of net sales of Licensed Products which Tamir books on its financial statements but only to the extent that the aggregate annual net sales of Licensed Products upon which such royalty payments are received by Tamir and annual net sales of Licensed Products booked by Tamir when combined are in excess of $100 million in a year. In the event either or both of the aggregate annual net sales of Licensed Products upon which Tamir receives royalties and the annual net sales of Licensed Products which Tamir books on its financial statements are less than $100 million, but when combined such aggregate annual net sales exceed $100 million, the payments to be received by Ms. Shogen in that year will be paid with respect to the amount of such aggregate net sales that exceeds $100 million and pro rated between the 15% Ms. Shogen is entitled to receive on royalties received by Tamir and the 5% Ms. Shogen is entitled to receive on net sales booked by Tamir based upon the percentage of the total net sales of the Licensed Products that year represented by aggregate net sales upon which Tamir receives a royalty and the net sales booked by Tamir. Ms. Shogen’s rights to receive these payments shall terminate when all claims under the relevant patents which cover the Licensed Products have expired.

On September 14, 2009, the Company entered into an amendment (the “Amendment”) to the Retirement Agreement amending certain terms.  Under the Retirement Agreement, Ms. Shogen was entitled to receive periodic payments during the two year period commencing April 1, 2008 at the rate of $300,000 per year.  Pursuant to the Amendment, the periodic payments were reduced to $150,000 per year.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 15% of any royalties received by Tamir pursuant to any and all license agreements entered into by Tamir for the marketing and distribution of Licensed Products. Under the Amendment, the amount of such royalties related to net sales of Licensed Products to be received by Ms. Shogen has been reduced to 5%.  Under the Retirement Agreement, Ms. Shogen was entitled to receive continuing payments equal to 5% of net sales of Licensed Products booked by Tamir on its financial statements.  Under the Amendment, the amount of net sales of License Products booked by Tamir to be received by Ms. Shogen has been reduced to 2% of net sales. Under the Amendment, in the event Tamir obtains marketing approval for ONCONASE® from the Food and Drug Administration or the European Medicines Agency, Ms. Shogen will be entitled to receive an additional payment equal to the difference between the periodic payments actually paid to Ms. Shogen during the two year period commencing April 1, 2008 and $600,000, the original aggregate amount of periodic payments to which Ms. Shogen was entitled under the Retirement Agreement.  Such additional payment may be made by Tamir, at its option, in cash, Tamir common stock or a combination of both.  Except as specifically amended in the Amendment, all terms and conditions of the Retirement Agreement remain in full force and effect.

The following table summarizes the estimated value of the stock options for each named executive officer derived from the terms of the 2004 Stock Incentive Plan, the 1997 Stock Option Plan and the 1993 Stock Option Plan assuming that a triggering event took place on the last business day of our most recently completed fiscal year, July 31, 2010 and that the price per share of our common stock is the closing market price as of that date.

Name	Death or Total Disability(1)	Voluntary Termination or Termination for Cause(1)	Change in Control(1)
Charles Muniz	$0	0	$0
____________________________

(1)
These amounts represent the aggregate in-the-money value of stock options which would become vested as a direct result of the termination event or change in control before the applicable stated vesting date. The stated vesting date is the date at which an award would have vested absent such termination event or change in control.  This calculation of value does not attribute any additional value to stock options based on their remaining terms and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or change in control.  These amounts represent the intrinsic value of stock options, based on a closing stock price of $0.29 on July 31, 2010.

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

Accounting for Share Based Compensation.  On August 1, 2005, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) amended guidance on accounting for Stock Compensation, to account for all stock grants under all of its stock plans.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended July 31, 2010 and 2009 with respect to the persons serving as Tamir’s Chief Executive Officer and the persons serving as Tamir’s only other executive officer, the Chief Financial Officer, during the year ended July 31, 2010 (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation(2)	Total ($)
Charles Muniz	2010	$275,038 (4)	-	-	$142,500	-	-	$23,521(5)	$441,059
President, Chief Executive Officer and Chief Financial Officer(3)	2009	$87,500 (6)	-	-	-	-	-	$11,041(7)	$98,541
____________________________

(1)
These amounts represent the dollar amount recognized for financial statement reporting purposes the grant date fair value of stock options granted to the named executive officers in accordance with the FASB amended guidance on accounting for Stock Compensation.  The grant date fair value was estimated using the Black-Scholes stock option pricing model in accordance with the FASB amended guidance on accounting for Stock Compensation.  Pursuant to the SEC rules, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions.  Valuation assumptions used in the calculation are as disclosed in this annual report on Form 10-K for the year ended July 31, 2010.

(2)	Excludes perquisites and other personal benefits that in the aggregate do not exceed $10,000. These amounts consist of Tamir’s annual contributions to a 401(k) plan unless otherwise noted.
(3)	Mr. Muniz was appointed as the Company’s President, Chief Operating Officer, Chief Financial Officer and director to the Board on April 3, 2009.
(4)
Mr. Muniz initially began consulting with the Company on February 9, 2009.  On April 3, 2009, Mr. Muniz was appointed as the Company’s President, Chief Operating Officer and Chief Financial Officer.  Given the Company’s difficult financial condition, Mr. Muniz continued to receive consulting payments from the date he first began consulting with the Company continuing through October 19, 2009.  These amounts represent consulting fee from August 1, 2009 to October 16, 2009 which amounted to $38,500 and his wages from October 19, 2009 to July 31, 2010 amounted to $236,538.

(5)	This amount consists of travel cost between Mr. Muniz’ home state of Florida and New Jersey totaling $9,550 and health insurance reimbursement of $13,971 for fiscal year 2010.
(6)	These amounts represent consulting fee from his first day of employment through July 31, 2009.
(7)
This amount consists of travel cost between Mr. Muniz’ home state of Florida and New Jersey for a period of six months totaling $5,218 and health insurance reimbursement of $5,823 for fiscal year 2009.

Grants of Plan-Based Awards in Fiscal Year 2010

The following table contains information concerning the grant of stock options under equity and non-equity incentive plans to the Named Executive Officers during the fiscal year ended July 31, 2010:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Award Unit	Threshold ($)	Target ($)	Maximum ($)
Charles Muniz	10/19/09	n/a	n/a	n/a						500,000	$0.34	$142,500

(1)
The grant date fair value was estimated using the Black-Scholes stock option pricing model in accordance with the FASB amended guidance on accounting for Stock Compensation.  Pursuant to the SEC rules, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions.  Valuation assumptions used in the calculation are as disclosed in this annual report on Form 10-K for the year ended July 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the Named Executive Officers concerning the exercisable and unexercisable stock option awards held as of July 31, 2010(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles Muniz	-	500,000	-	$0.34	10/19/19
____________________________

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.

Option Exercises and Stocks Vested

The Named Executive Officers did not exercise options during fiscal year 2010 and the Company did not grant stock awards as part of its compensation program.

Non-Employee Directors’ Compensation

In February 2007, the Board adopted a non-employee director compensation policy whereby each member of the Board who was not an employee of Tamir will receive $15,000 per year in consideration of the member’s serving on the Board, payable in four equal quarterly installments.  This cash compensation ceased in January 2009.  In addition, each non-employee director will be granted an annual retainer of 20,000 options on the last trading day of December for each year under the 2004 Stock Incentive Plan.  The Chairman of the Board will receive an option bonus equal to the number of options received by the Chairman for his board and committee memberships.  Committee chairpersons receive 10,000 options for each committee chaired while each committee member receives 5,000 options for each committee on which he serves.  The exercise price of the options will be equal to the closing price of the Common Stock on the date of the grant.  The options will vest on the first anniversary of the date of the grant provided that the option holder remains a director as of such anniversary date and the options will terminate on the sixth anniversary of the date of the grant.

As described in the Form 8-K filed by the Company on October 20, 2009, the Company closed on a private placement of convertible promissory notes and warrants in which the Company received $3,250,000 in gross proceeds on October 19, 2009.  As a condition to the closing of such financing, each member of the Board other than David Sidransky, Chairman of the Board, and Mr. Muniz agreed to resign from the Board upon the request of Dr. Sidransky made at any time following the closing and prior to December 31, 2009.  In connection with such condition, the Board amended the vesting of the options granted on December 31, 2008 to non-employee directors, except for Dr. Sidransky, to be accelerated in full upon their resignation as requested by the Chairman of the Board.  Additionally, with the exception of Dr. Sidransky, the terms of the options granted to non-employee directors on February 8, 2007, December 31, 2007 and December 31, 2008 were amended to provide that if the non-employee director leaves the Board, the option will be exercisable for two years, instead of one year, from the date such non-employee director leaves the Board any time between October 19, 2009 and December 31, 2009.

Donald R. Conklin and Kuslima Shogen resigned from the Board following a written request from Dr. Sidransky on January 2, 2010 and January 29, 2010, respectively.  Stephen K. Carter, M.D did not stand for reelection at the Annual Meeting on April 27, 2010.

Under our director compensation policies, directors who also serve as executive officers do not receive additional compensation for their service on our Board.

The exercise price and vesting schedules for the regular and discretionary option grants described above are set forth in the table titled “Directors’ Stock Options” below.  The total compensation paid to independent directors for their service as directors of the Company for fiscal year 2010 is set forth in the table titled “Directors’ Compensation” below.

During the fiscal year ended July 31, 2010, the following independent or non-employee directors were compensated as follows for their service as directors of the Company:

Directors’ Stock Options

During the fiscal year ended July 31, 2010, the following independent or non-employee directors were granted options under Tamir’s 2004 Stock Incentive Plan as described above:

Name	Number of Options Granted	Exercise Price of Options Granted
John P. Brancaccio	125,000(1)(2)	$0.26
Stephen K. Carter, M.D.*	-	-
Donald R. Conklin+	-	-
Kuslima Shogen (3)	11,667(3)	$0.34
David Sidransky, M.D.	180,000(1)(4)	$0.26
Paul M. Weiss, Ph.D.	125,000(1)(5)	$0.26
____________________________
*	Did not stand for reelection at the Annual Meeting on April 27, 2010.
+	Resigned from the Board on January 2, 2010.
(1)
All the options listed here were granted on April 28, 2010 which will vest on December 31, 2010, provided that the option holder continuously remained a director until such time, and expire on December 31, 2015.  The exercise price of these options was the closing price of the Company’s Common Stock on the date of the grant.

(2)	Mr. Brancaccio’s options are the result of his serving on the as Chairman of the Audit and Compensation Committees.
(3)
Ms. Shogen’s options are the result of her serving as a member of the Board after her retirement.   These options expire on Oct 19, 2014, vested immediately and the exercise price was the closing price of the Company’s Common Stock on the date of grant.  Ms. Shogen resigned on January 29, 2010.

(4)
Dr. Sidransky’s options are the result of his serving as Chairman of the Board, Chairman of the Corporate Governance and Nominating Committee, Chairman of the Research and Clinical Oversight Committee and a member of the Commercial and Business Development Oversight Committee.

(5)	Dr. Weiss’ options are the result of his serving on the Compensation Committee, the Corporate Governance and Nominating Committee, the Audit Committee, the Research and Clinical Oversight Committee.

Directors’ Compensation

During the fiscal year ended July 31, 2010, the following independent or non-employee directors were compensated as follows for their service as directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Brancaccio	$ 0	-	$24,875	-	-	-	$24,875
Stephen K. Carter, M.D.*	$ 0	-	-	-	-	-	-
Donald R. Conklin+	$ 0	-	-	-	-	-	-
Kuslima Shogen++	$ 0	-	$2,812	-	-	-	$2,812
David Sidransky, M.D.	$ 0	-	$35,820	-	-	-	$35,820
Paul Weiss, Ph.D.	$ 0	-	$24,875	-	-	-	$24,875
____________________________

*	Did not stand for reelection at the Annual Meeting on April 27, 2010.
+	Resigned from the Board on January 2, 2010.
++	Resigned from the Board on January 29, 2010.
(1)
These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to non-employee directors for fiscal year 2010.  The grant date fair value of the options was estimated using the Black-Scholes stock option pricing model in accordance with the FASB amended guidance on accounting for Stock Compensation.  Valuation assumptions used in the calculation are as disclosed in this annual report on Form 10-K for the year ended July 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the independent or non-employee directors concerning exercisable and unexercisable stock options held as of July 31, 2010(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John P. Brancaccio	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	15,000	-	$1.49	02/08/13
	35,000	-	$1.72	12/31/13
	35,000	-	$0.24	12/31/14
	-	125,000(2)	$0.26	12/31/15
Stephen K. Carter, M.D.*	20,000	-	$4.38	11/03/10
	20,000	-	$1.89	11/03/10
	20,000	-	$1.60	11/03/10
	5,000	-	$1.49	04/27/12
	25,000	-	$1.72	04/27/12
	25,000		$0.24	04/27/12
Donald R. Conklin+	10,000	-	$1.49	01/02/12
	30,000	-	$1.72	01/02/12
	30,000	-	$0.24	01/02/12
Kuslima Shogen++	11,667	-	$0.34	10/19/14
	-	1,000,000(3)	$2.00	04/25/18
David Sidransky, M.D.	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	70,000	-	$1.49	02/08/13
	90,000	-	$1.72	12/31/13
	90,000	-	$0.24	12/31/14
		180,000(2)	$0.26	12/31/15
Paul M. Weiss, Ph.D.	20,000	-	$4.38	12/30/10
	20,000	-	$1.89	12/30/11
	20,000	-	$1.60	12/30/12
	30,000	-	$1.49	02/08/13
	50,000	-	$1.72	12/31/13
	50,000		$0.24	12/31/14
	-	125,000(2)	$0.26	12/31/15
____________________________
*	Is not standing for reelection at the Annual Meeting.
+	Resigned from the Board on January 2, 2010.
++	Resigned from the Board on January 29, 2010.
(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.
(2)	These options will vest on December 31, 2010, provided that the option holder continuously remained a director as of December 31, 2010.
(3)	These performance options are only exercisable upon the meeting of the conditions set out in Ms. Shogen’s Retirement Agreement as previously described.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has overall responsibility for evaluating and approving the Company’s executive officer compensation plans, policies and programs, including compensation of the Chief Executive Officer.  During the fiscal year ended July 31, 2010 the Compensation Committee consisted of three independent directors.  Our compensation program, both for our executive officers as well as for all employees, is based on the philosophy that the interests of our employees should be closely aligned with those of our stockholders.  As with many other biotechnology companies, Tamir's current level of development and the highly volatile nature of biotechnology stocks in general makes executive compensation, which is normally based on sales and earnings goals, or strictly based on stock performance, impracticable.  In determining compensation, the Compensation Committee generally reviews the progress made by the individual officer in attaining his or her individual goals and the progress made by the Company in its drug development programs.  In addition, the Compensation Committee keeps the Company's stock performance in mind when making compensation decisions.  Finally, the Compensation Committee generally reviews and takes into account competitive factors regarding compensation.  Our compensation program is based on the following principles:

•
Compensation opportunities should attract the best talent, motivate individuals to perform at their highest levels, reward outstanding achievement, and retain the leadership and skills necessary for building long-term stockholder value;

•	Compensation should include a bonus potential which is tied directly to operating objectives; and
•
Compensation should include a long-term incentive award generally in the form of stock option grants to increase ownership in the Company and encourage executives to manage from the perspective of owners of the Company.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with management.  Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual meeting proxy statement on Schedule 14A.

This report is respectfully submitted by the members of the Compensation Committee of the Board.

John P. Brancaccio, Chairman
David Sidransky, M.D.
Paul M. Weiss, Ph.D.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner or identity of group	Amount and Nature of Beneficial Ownership	Percent of shares outstanding(1)

Charles Muniz(2) c/o Tamir Biotechnology, Inc. 300 Atrium Drive Somerset, NJ 08873	20,609,998(3)	30.6%
Knoll Capital Management LP, Fred Knoll and Europa International, Inc. (4) 666 Fifth Avenue, Suite 3702 New York, NY 10103	18,280,520(5)	29.1%
McCash Family Limited Partnership N3810 S. Grand Oak Drive Iron Mountain, MI 49801	3,421,452(6)	7.2%
James O. McCash, and the James O. McCash Trust N3820 S. Grand Oak Drive Iron Mountain, MI 49801	2,910,820(7)	6.1%
____________________________

(1)
The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of the date of the calculation by (ii) the sum of (A) the number of shares of Common Stock outstanding as of the date of the calculation, plus (B) the number of shares issuable upon conversion of securities convertible into shares of Common Stock and upon exercise of options or warrants held by such stockholder which were convertible or exercisable as of the date of the calculation or which will become exercisable within 60 days after the date of the calculation.

(2)	Mr. Muniz is the Company’s President, Chief Executive Officer, Chief Financial Officer and a Director.
(3)
Includes 300,000 shares of Common Stock owned by Mr. Muniz’ wife and 19,999,998 shares subject to a convertible note and warrants which are currently convertible or exercisable or which will become convertible or exercisable within 60 days after July 31, 2010.

(4)	Knoll Capital Management LP, Fred Knoll and Europa International, Inc. filed a Schedule 13D on December 7, 2009 with the Securities and Exchange Commission (the “SEC”) as joint filers.
(5)
Includes 15,214,286 shares subject to a convertible note and warrants which are currently convertible or exercisable or will become convertible or exercisable within 60 days of July 31, 2010 held by Europa International Inc. and 214,286 shares subject to warrants which are currently exercisable or will become exercisable within 60 days of July 31, 2010 held by Knoll Special Opportunities Fund II Master Fund Ltd.  This information concerning the stock ownership of Knoll Capital Management LP, Fred Knoll and Europa International, Inc. was obtained from the Schedule 13D filed by them with the SEC on December 7, 2009 and other information known to the Company.

(6)
This information concerning the stock ownership of the McCash Family Limited Partnership was obtained from the Schedule 13D/A filed with the SEC on January 8, 2007 and other information known to the Company.

(7)
This information concerning the stock ownership of the James O. McCash, and the James O. McCash Trust was obtained from the Schedule 13G/A filed with the SEC on February 5, 2008 and other information known to the Company.

Security Ownership of Management

Security Ownership of Management

Name and address of beneficial owner or identity of group(1)	Position	Amount and Nature of Beneficial Ownership(2)	Percent of shares outstanding(3)
Charles Muniz	President, Chief Executive Officer, Chief Financial Officer and Director	20,609,998(4)	30.6%
John P. Brancaccio	Director	151,300(5)	*
David Sidransky, M.D.	Chairman of the Board	355,000(6)	*
Paul M. Weiss, Ph.D.	Director	230,090(7)	*
All Named Executive Officers and directors as a group (4 persons)		21,346,388(8)	31.4%
____________________________

*	Represents less than 1% of Tamir’s outstanding Common Stock.
(1)
Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them.  The address of all Named Executive Officers and directors is c/o Tamir Biotechnology, Inc., 300 Atrium Drive, Somerset, New Jersey, 08873.

(2)
All shares listed are Common Stock.  Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(1) under the Exchange Act, and the beneficial owner has sole voting and investment power, subject to community property law where applicable.

(3)
The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of July 31, 2010 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of July 31, 2010 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of July 31, 2010 or which will become exercisable within 60 days after July 31, 2010.

(4)
Includes 300,000 shares of Common Stock owned by Mr. Muniz’ wife and 19,999,998 shares subject to a convertible note and warrants which are currently convertible or exercisable or which will become convertible or exercisable within 60 days after July 31, 2010.

(5)	Includes 145,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after July 31, 2010.
(6)	Includes 310,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after July 31, 2010.
(7)
Includes 6,535 shares of Common Stock owned by Mr. Weiss’ wife and 190,000 shares underlying options which are currently exercisable or which will become exercisable within 60 days after July 31, 2010.

(8)	Includes all shares owned beneficially by the directors and the executive officers named in the table.

The following table provides information as of July 31, 2010 on our equity based compensation plans that may be issued upon the exercise of stock options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,535,467	$ 1.45	5,175,333

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company recognizes that related party transactions can create the appearance that Company decisions are made based on factors other than the Company’s best interest or the best interest of the Company’s stockholders.  Related party transactions can also create potential or actual conflicts of interest between the Company and the related party.  For purposes of Item 404 of Regulation S-K, related person transactions are transactions which exceed $120,000 in the aggregate or 1% of the average of the Company’s total assets at year end for the last three completed fiscal years, to which the Company and a related party with a direct or indirect material interest, participated.  The Company’s Code of Business Conduct and Ethics requires that any such related party transactions be specifically approved by the Audit Committee.  In addition directors, officers and employees must notify the Ethics Officer or the Chair of the Audit Committee of the existence of any actual or potential conflicts of interest.  The Audit Committee performs a review of related party transactions as part of its review of the annual report on Form 10-K for the fiscal year ended July 31, 2010.

The Company was a party to the following transactions in which the amount involved exceeded $120,000 and in which any executive officers, directors, holders of more than 5% of our capital stock and members of such person’s immediate families had or will have a direct or indirect material interest.

On October 20, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement entered into on October 19, 2009.  Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s Common Stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 and the Company received an aggregate of $3,250,000 in gross proceeds.  Charles Muniz, the Company’s President, Chief Executive Officer, Chief Financial Officer and director, subscribed for 20 Units, certain trusts and individuals related to James O. McCash, a beneficial owner of more than five percent of the Company’s voting securities, subscribed for an aggregate of 20 Units, Europa International Inc., an affiliate of Knoll Capital Management LP, a beneficial owner of more than five percent of the Company’s voting securities, subscribed for 15 Units.  The relevant documentation and additional description of the Offering were filed with the SEC on Form 8-K on October 20, 2009.  The Company’s entry into an employment agreement with Mr. Muniz upon terms reasonably acceptable to the investors in the Offering was a condition to the Closing.

In addition, see the discussion of the Retirement Agreement and arrangements related thereto by and between the Company and the Company’s CEO, Kuslima Shogen, set forth above in the Post-Termination Agreement subsection of the “Compensation and Discussion Analysis”.

In December 2009, the Company engaged Champions Biotechnology, Inc. to provide certain services for approximately $99,900.  The Company’s non-executive Chairman of the Board of Directors, Dr. David Sidransky, is also the chairman of the board of directors as well as a principal stockholder of Champions Biotechnology, Inc.  As of July 31, 2010, the agreed amount was paid in full.

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

Audit Fees

Audit fees paid by Tamir to J.H. Cohn LLP for the audit of the financial statements included in Tamir’s annual report on Form 10-K, auditors’ review of the financial statements included in Tamir’s Quarterly Reports on Form 10-Q, work related to Tamir’s registration statements and consultation on accounting topics for the years ended July 31, 2010 and 2009 totaled approximately $124,000 and $101,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

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
*
3.7	Certificate of Amendment to Certificate of Incorporation, dated April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on April 30, 2010)	*
3.8	By-Laws (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)	*
4.1	Form of Note	*
4.2	Form of Series A Common Stock Purchase Warrant	*
4.3	Form of Series B Common Stock Purchase Warrant	*
10.1	1993 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, File No. 33-76950, filed on August 1, 1994)	*
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, File No. 333-111101, filed on December 11, 2003)	*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference

10.2.1	Amendment No. 1 to 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*
10.3	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-112865, filed on February 17, 2004)	*
10.3.1	Amendment No. 1 to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2008)	*
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
*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference

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
10.26
Securities Purchase Agreement used in May 2005 private placement with Jeffrey D’Onofrio dated May 1, 2006 (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K, filed on October 16, 2006)
*
10.27	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.28	Registration Rights Agreement dated July 17, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.29	Agreement to Amend Knoll Warrant dated July 17, 2006 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.30	Form of Amended Knoll Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.31	Agreement to Amend SF Capital Warrant dated July 17, 2006 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.32	Form of Amended Warrant for SF Capital Partners, Ltd. (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*
10.33	Securities Purchase Agreement dated July 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2006)	*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference

10.34
Form of Stock Option Agreement for Executive Officers under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q, filed on March 12, 2007)
*
10.35	Offer letter agreement with Lawrence A. Kenyon dated January 16, 2007 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q, filed on March 12, 2007)	*
10.36	Summary of the Company's Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q, filed on March 12, 2007)	*
10.37
Royalty Agreement between the Company and Kuslima Shogen, dated July 24, 1991 and Amendment to Royalty Agreement, dated April 16, 2001  (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, filed on March 12, 2007)
*
10.38
Office Lease Agreement, dated March 14, 2007, between I&G Garden State, LLC and the Company (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed on June 18, 2007)
*
10.39
Form of Distribution and Marketing Agreement, dated July 25, 2007, between the Company and USP Pharma Spolka Z.O.O. (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed on October 15, 2007)
*^
10.40
Form of Securities Purchase Agreement, dated July 25, 2007, between the Company and Unilab LP. (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed on October 15, 2007)
*
10.41
License Agreement, dated January 14, 2008, between the Company and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q, filed on March 7, 2008)
*^
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
10.46
Securities Purchase Agreement dated October 19, 2009 by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 20, 2009)
*
10.47
Amendment to Securities Purchase Agreement dated February 26, 2010 by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2010)
*
10.48
Investors Rights Agreement dated October 19, 2009 by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 20, 2009)
*
10.49
Amendment to Investor Rights Agreement dated February 26, 2010 by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2010)
*
10.50
Security Agreement dated October 19, 2009 by and among the Company, the agent named therein and the secured parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 20, 2009)
*

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference

10.51
Escrow Agreement by and among the Company and the parties named therein dated October 19, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report 8-K, filed on October 20, 2009)
*
10.52
Employment Agreement by and between the Company and Charles Muniz dated October 19, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 20, 2009)
*~
10.53	Termination Agreement between the Company and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2009)	*
10.54
Amendment to the Retirement Agreement, dated April 25, 2008, between the Company and Kuslima Shogen (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2009)
*
10.55	Amendment to each 5% Senior Secured Convertible Promissory Note by and between the Company and the holders thereof dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 4, 2010)	*
10.56	Amendment to Investors Rights Agreement dated July 31, 2010 by and among the Company and the investors named therein	+
10.57	Office Lease Agreement, dated September 28, 2010, between Princeton Corporate Plaza, LLC and the Company	+
21.1	Subsidiaries of Registrant	*
23.1	Consent of J.H. Cohn LLP	+
23.2	Consent of KPMG LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

* +	Previously filed; incorporated herein by reference Filed herewith
^	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request.
~	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMIR BIOTECHNOLOGY, INC.

Dated: October 29, 2010	By:	/s/ CHARLES MUNIZ
Charles Muniz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2010	/s/ CHARLES MUNIZ
Charles Muniz, Chief Executive Officer, President,
Chief Financial Officer (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer) and Director

Dated: October 29, 2010	/s/ DAVID SIDRANSKY
David Sidransky, M.D., Chairman of the Board

Dated: October 29, 2010	/s/ JOHN P. BRANCACCIO
John P. Brancaccio, Director

Dated: October 29, 2010	/s/ PAUL M. WEISS
Paul M. Weiss, Ph.D., Director

Tamir Biotechnology, Inc.

Index to Financial Statements

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm: J.H. Cohn LLP	F - 2

Report of Independent Registered Public Accounting Firm: KPMG LLP	F - 3

Independent Auditors’ Report of Armus, Harrison & Co.	F - 5

Balance Sheets - July 31, 2010 and 2009	F - 6

Statements of Operations - Years ended July 31, 2010 and 2009, and the Period from August 24, 1981
(Date of Inception) to July 31, 2010	F - 7

Statement of Stockholders’ Equity (Deficiency)
Period from August 24, 1981
(Date of Inception) to July 31, 2010	F - 8

Statements of Cash Flows - Years ended July 31, 2010 and 2009, and the Period from August 24, 1981
(Date of Inception) to July 31, 2010	F - 15

Notes to Financial Statements - Years ended July 31, 2010 and
2009 and the Period from August 24, 1981
(Date of Inception) to July 31, 2010	F - 18

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tamir Biotechnology, Inc.

We have audited the accompanying balance sheets of Tamir Biotechnology, Inc. (a development stage company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from August 24, 1981 (date of inception) to July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Tamir Biotechnology, Inc. for the period from August 24, 1981 to July 31, 2002 were audited by other auditors whose reports dated November 4, 2002 and December 9, 1992, except for Note 18 which is as of July 19, 1993 and Note 3 which is as of October 28, 1993, expressed unqualified opinions on those statements with explanatory paragraphs relating to the Company’s ability to continue as a going concern.

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

In our opinion, based on our audits and, for the effect on the period from August 24, 1981 (date of inception) to July 31, 2010 of the amounts for the period from August 24, 1981 (date of inception) to July 31, 2002, on the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tamir Biotechnology, Inc. as of July 31, 2010 and 2009, and its results of operations and cash flows for the years then ended and for the period from August 24, 1981 (date of inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Roseland, New Jersey
October 29, 2010

Report Of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Tamir Biotechnology, Inc.:

We have audited the statements of operations, stockholders' equity (deficiency), and cash flows for the period from August 24, 1981 (date of inception) to July 31, 2002 (not presented herein) of Tamir Biotechnology, Inc. (a development stage company).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Tamir Biotechnology, Inc. for the period from August 24, 1981 to July 31, 1992 were audited by other auditors who have ceased operations and whose report dated December 9, 1992, except as to note 18 which is July 19, 1993 and note 3 which is October 28, 1993, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audit and, for the effect on the period from August 24, 1981 to July 31, 2002 of the amounts for the period from August 24, 1981 to July 31, 1992, on the report of other auditors who have ceased operations, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from August 24, 1981 to July 31, 2002 (not presented herein) of Tamir Biotechnology, Inc. in conformity with U.S. generally accepted accounting principles.

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

Independent Auditors’ Report

Board of Directors
Tamir Biotechnology, Inc.
Bloomfield, New Jersey

We have audited the balance sheets of Tamir Biotechnology, Inc. (a Development Stage Company) as of July 31, 1992 and 1991, as restated, and the related statements of operations, stockholders’ deficiency, and cash flows for the three years ended July 31, 1992, as restated, and for the period from inception August 24, 1981 to July 31, 1992, as restated.  In connection with our audit of the 1992 and 1991 financial statements, we have also audited the 1992, 1991 and 1990 financial statement schedules as listed in the accompanying index.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly in all material respects, the financial position of Tamir Biotechnology, Inc. as of July 31, 1992 and 1991, as restated, and for the three years ended July 31, 1992, as restated, and for the period from inception August 24, 1981 to July 31, 1992, as restated, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Armus, Harrison & Co.
Armus, Harrison & Co.

Mountainside, New Jersey
December 9, 1992
Except as to Note 18 which
  is July 19, 1993 and Note 3
  which is October 28, 1993

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Balance Sheets

July 31, 2010 and 2009

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$321,253	$129,194
Prepaid clinical trial expenses	372,216	–
Prepaid expenses	105,233	54,494
Restricted cash	1,228,236	–
Total current assets	2,026,938	183,688
Property and equipment, net of accumulated depreciation and amortization of $378,435 in 2010 and $377,134 in 2009	32,594	108,018
Other assets	–	266,280
Deferred financing costs	182,063	–

Total assets	$2,241,595	$557,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$507,892	$407,273
Accrued clinical trial expenses	295,150	459,911
Accrued professional service fees	374,361	350,486
Accrued compensation expense	136,634	207,245
Derivative liability	15,479,366	–
Current portion of obligations under capital lease	5,353	4,299
Other accrued expenses	200,152	2,890
Total current liabilities	16,998,908	1,432,104
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	7,288	12,641
Accrued retirement benefits	231,250	335,250
Deferred rent	12,386	284,134
Convertible debt, less discount of $2,413,014 (related party, $251,093)	836,986	–
Accrued interest, convertible debt (related party, $37,664)	125,548	–
Deferred revenue	5,200,000	5,200,000
Total other liabilities	6,857,681	6,276,248
Total liabilities	23,856,589	7,708,352

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at July 31, 2010 and 2009	–	–
Common stock $.001 par value. Authorized 250,000,000 shares and 100,000,000 shares at July 31, 2010 and 2009, respectively; issued and outstanding 47,313,880 shares at July 31, 2010 and 2009	47,314	47,314
Capital in excess of par value	101,456,909	101,734,572
Deficit accumulated during development stage	(123,119,217)	(108,932,252)
Total stockholders’ deficiency	(21,614,994)	(7,150,366)

Total liabilities and stockholders’ deficiency	$2,241,595	$557,986

See accompanying notes to financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

 Statements of Operations

Years ended July 31, 2010 and 2009
and the Period from August 24, 1981
(Date of Inception) to July 31, 2010

	2010	2009	August 24, 1981 (date of inception) to July 31, 2010

Sales	$18,750	$–	$572,239

Operating expenses:
Cost of sales	–	–	336,495
Research and development	517,870	3,268,348	73,099,750
General and administrative	1,703,497	2,431,121	42,667,386

Total operating expenses	2, 221,367	5,699,469	116, 103,631

Loss from operations	(2,202,617)	(5,699,469)	(115,531,392)

Investment income	1,132	25,633	2,303,213
Other income	–	–	99,939
Interest expense:
Related parties, net	(51,075)	–	(1,198,622)
Debt discount and fair value adjustment – derivative security	(12,455,267)	–	(12,455,267)
Others	(125,787)	(5,427)	(3,008,993)

Loss before state tax benefit	(14, 833,614)	(5,679,263)	(129,791,122)

State tax benefit	646,649	1,139,867	6,671,905

Net loss	$(14, 186,965)	$(4,539,396)	$(123,119,217)

Loss per basic and diluted common share	$(0.30)	$(0.10)

Weighted average number of shares outstanding – basic and diluted	47,313,000	47,313,000

See accompanying notes to financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)

Period from August 24, 1981
(Date of Inception) to July 31, 2010

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

TAMIR BIOTECHNOLOGY, INC.
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

TAMIR BIOTECHNOLOGY, INC.
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

TAMIR BIOTECHNOLOGY, INC.
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

TAMIR BIOTECHNOLOGY, INC.
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

TAMIR BIOTECHNOLOGY, INC.
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

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency), Continued

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Common Stock to be Issued	Deficit Accumulated During Development Stage	Subscription Receivable	Deferred compensation, restricted stock	Total Stockholders’ Equity (Deficiency)

Balance at July 31, 2006 (brought forward)	44,289,161	$44,289	$92,505,325	$—	$(83,316,611)	$—	$—	$9,233,003
Sale of shares to private investors, net	553,360	553	1,368,104	—	—	—	—	1,368,657
Exercise of stock options and warrants, net	1,438,359	1,439	1,504,261	—	—	—	—	1,505,700
Share-based compensation expense	—	—	2,426,264	—	—	—	—	2,426,264
Net loss	—	—	—	—	(8,755,144)	—	—	(8,755,144)
Balance at July 31, 2007	46,280,880	46,281	97,803,954	—	(92,071,755)	—	—	5,778,480
Exercise of stock options and warrants, net	996,000	996	686,044	—	—	—	—	687,040
Share-based compensation expense	—	—	2,298,975	—	—	—	—	2,298,975
Net loss	—	—	—	—	(12,321,101)	—	—	(12,321,101)
Balance at July 31, 2008	47,276,880	47,277	100,788,973	—	(104,392,856)	—	—	(3,556,606)
Exercise of stock options and warrants, net	37,000	37	13,183	—	—	—	—	13,220
Share-based compensation expense	—	—	932,416	—	—	—	—	932,416
Net loss	—	—	—	—	(4,539,396)	—	—	(4,539,396)
Balance at July 31, 2009	47,313,880	47,314	101,734,572	—	(108,932,252)	—	—	(7,150,366)

Share-based compensation expense	—	—	333,422	—	—	—	—	333,422
Derivative liability	—	—	(611,085)	—	—	—	—	(611,085)
Net loss	—	—	—	—	(14,186,965)	—	—	(14,186,965)
Balance at July 31, 2010	47,313,880	$47,314	$101,456,909	$—	$(123,119,217)	$—	$—	$(21,614,994)

See accompanying notes to financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Statements of Cash Flows

Years ended July 31, 2010 and  2009
and the Period from August 24, 1981
(Date of Inception) to July 31, 2010

	2010	2009	August 24, 1981 (date of inception) to July 31, 2010
Cash flows from operating activities:
Net loss	$(14,186,965)	$(4,539,396)	$(123,119,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable equity securities	--	--	(25,963)
Depreciation and amortization	78,172	35,103	1,823,766
Loss on disposal of property and equipment	--	--	18,926
Loss on lease termination	--	--	30,964
Share-based compensation expense	333,422	932,416	14,197,354
(Decrease) increase in deferred rent	(271,748)	16,466	(85,578)
Amortization of debt discount	836,986	--	1,431,205
Fair value of derivative liability	11,618,281	--	11,618,281
Amortization of deferred financing costs	44,705	--	44,705
Amortization of deferred compensation	--	--	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(422,955)	110,765	(537,316)
Decrease in loans receivable, related party	--	--	96,051
Decrease (increase) in restricted cash	(961,956)	83,720	(1,228,236)
Increase in loans and interest payable, related party	51,075	--	795,614
Increase (decrease) in accounts payable	100,619	(400,982)	1,458,750
Increase in accrued payroll and expenses, related parties	--	--	2,348,145
(Decrease) increase in accrued retirement benefits	(188,692)	(94,308)	329,000
Increase (decrease) in accrued expenses	144,930	(686,013)	1,701,903
Increase in deferred revenue	--	--	5,200,000
Net cash used in operating activities	(2,824,126)	(4,542,229)	(72,459,646)
Cash flows from investing activities:
Purchase of marketable equity securities	--	--	(290,420)
Purchase of short-term investments	--	--	(1,993,644)
Proceeds from sale of marketable equity securities	--	--	316,383
Proceeds from sale of short-term investments	--	--	1,993,644
Capital expenditures	(2,748)	--	(1,607,814)
Patent costs	--	--	(97,841)
Net cash used in investing activities	(2,748)	--	(1,679,692)

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Statements of Cash Flows, Continued

	2010	2009	August 24, 1981 (date of inception) to July 31, 2010
Cash flows from financing activities:
Proceeds from short-term borrowings	$--	$--	$874,500
Payment of short-term borrowings	--	--	(653,500)
Increase in loans payable, related party, net	--	--	2,628,868
Proceeds from bank debt and other long-term debt, net of deferred debt costs	--	--	3,667,460
Reduction of bank debt and long-term debt	--	--	(2,966,568)
Increase in deferred financing costs	(226,768)	--	(226,768)
Payment of capital lease obligation	(4,299)	(3,453)	(11,137)
Proceeds from issuance of common stock, net	--	--	53,102,893
Proceeds from exercise of stock options and warrants, net	--	13,220	14,080,850
Proceeds from issuance of convertible debentures, related party	1,000,000	--	1,297,000
Proceeds from issuance of convertible debentures, unrelated party	2,250,000	--	2,666,993
Net cash provided by financing activities	3,018,933	9,767	74,460,591
Net increase (decrease) in cash and cash equivalents	192,059	(4,532,462)	321,253
Cash and cash equivalents at beginning of period	129,194	4,661,656	--
Cash and cash equivalents at end of period	$321,253	$129,194	$321,253

Supplemental disclosure of cash flow information – interest paid	$6,609	$5,427	$1,729,869

Noncash investing and financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000

Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000

Conversion of short-term borrowings to common stock	$-	$-	$226,000

Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969

Repurchase of stock options from related party	$-	$-	$(198,417)

Conversion of accrued interest to stock options	$-	$-	$142,441

Conversions of accounts payable to common stock	$-	$-	$506,725

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Statements of Cash Flows, Continued

	2010	2009	August 24, 1981 (date of inception) to July 31, 2010

Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072

Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514

Issuance of common stock and warrants upon the conversion of convertible subordinated debentures and accrued interest, other	$-	$-	$1,584,364

Issuance of common stock for services rendered	$-	$-	$2,460

Lease incentive allowance	$-	$-	$67,000

Derivative liability – warrant reclassification	$611,085	$-	$611,085

Issuance of warrants with notes payable	$-	$-	$594,219

Acquisition of equipment through capital lease obligation	$-	$-	$23,778

See accompanying notes to financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

Notes to Financial Statements

Years ended July 31, 2010 and  2009
and the Period From August 24, 1981
(Date of Inception) to July 31, 2010

(1)      Summary of Significant Accounting Policies

Business Description

Tamir Biotechnology, Inc. (formerly known as Alfacell Corporation) (the "Company") was incorporated in Delaware on August 24, 1981 for the purpose of engaging in the discovery, investigation and development of a new class of anti-cancer drugs and anti-viral agents.  The Company is a development stage company as defined in the Accounting Standards Codification (“ASC”) “Development Stage Entities.”  The Company is devoting substantially all of its present efforts to establishing its business.  Its planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

The Company is engaged in the research, development, and commercialization of drugs for the treatment of various forms of cancer and other life threatening diseases.  As of July 31, 2010, the Company is pursuing various available strategic alternatives to raise additional funds.  The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities.  The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization.  The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates.  There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations.  Accordingly, the Company’s future success is uncertain.

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets.  Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations for the period in which the transaction takes place.  Total depreciation and amortization expense for the years ended July 31, 2010 and 2009 was $78,172 and $35,103, respectively.

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

Other Assets

Other assets consist of the following:

	2010	2009
Lease security deposit held by a bank as collateral for a standby letter of credit in favor of the Company. The cash held by the bank is restricted as to use for the term of the standby letter of credit. In February 2010, this amount was drawn by the landlord as a court judgment in their favor.	-	$266,280

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

The Company enters into marketing and distribution agreements, which contain multiple deliverables.  Under the provisions of ASC, “Revenue Recognition - Multiple Deliverable Revenue Arrangements”, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated.  A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.  Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company.  Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting.

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

The Company has evaluated both the License Agreement and the Termination Agreement and has determined that the Company is obligated to provide royalty payments in the event the Company has net sales.  As such, as of July 31, 2010, the Company has not recognized into income any of the $5 million upfront payment received under the License Agreement.

Research and Development

Research and development costs are expensed as incurred.  These costs include, among other things, consulting fees and costs related to the conduct of human clinical trials.  The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued amended guidance on accounting for Stock Compensation.  The amended guidance requires all share-based payments, including stock option grants to employees, to be recognized as an operating expense in the statement of operations.  The expense is recognized over the requisite service period based on fair values measured on the date of grant.  The Company adopted the amended guidance on Stock Compensation effective August 1, 2005 using the modified prospective method and, accordingly, prior period amounts have not been restated.  Under the modified prospective method, the fair value of all new stock options issued after July 31, 2005 and the unamortized fair value of unvested outstanding stock options at August 1, 2005 are recognized as expense as services are rendered.

Shares, warrants and options have been issued to non-employees for services.  The fair value of such securities is recorded as an expense and additional paid-in capital in stockholders’ equity (deficiency) over the applicable service periods using variable accounting through the vesting date based on the fair value of the securities at the end of each period or the vesting date.

The Company recorded the following share-based compensation expense for employees based on the fair value of stock options:

	Year Ended July 31,
	2010	2009

Research and development	$16,808	$347,257
General and administrative	316,614	585,159
Total share-based compensation expense	$333,422	$932,416
Basic and diluted loss per common share	$0.01	$.02

At July 31, 2008, the Company reversed a total of $1,225,112 compensation expense related to 1,072,489 performance stock options issued to employees in May 2007.  The Company assessed that the performance condition tied to these stock options is deemed improbable; therefore, no compensation expense should be recognized in accordance to the guidance on accounting for Stock Compensation.

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

	2010	2009

Expected dividend yield	0%	0%
Risk-free interest rate	2.17%	1.00%
Expected volatility	120.63%	102.13%
Expected term (years)	4.66	3.5
Weighted average fair value of options at grant date	$ 0.25	$ 0.16
Weighted average fair value exercise price	$ 0.30	$ 0.16

As of July 31, 2010, there was approximately $774,000 of total unrecognized compensation expense related to unvested options granted to employees that is expected to be recognized over a weighted average period of 2.35 years.

Accounting For Warrants Issued With Convertible Debt

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses of ASC “Debt:  Debt With Conversion and Other Options”.  Such value is allocated to additional paid–in capital and the resulting debt discount is charged to interest expense over the terms of the notes payable.  Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

Leases

With respect to our operating leases, the Company applies the provisions of FASB Topic “Accounting for Leases”, recognizing rent expense on a straight-line basis over the lease term due to escalating lease payments and landlord incentives.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Recoveries from other parties are recorded when realized.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts payable and convertible debt.  The carrying value of these financial instruments approximates fair value due to the relative short term nature of these investments and the carrying value of the convertible debt approximates their fair value due to the recent issuance of the convertible debt.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by FASB, the American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues Task Force (“EITF”).  The Codification also eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ended after September 15, 2009.  The Company adopted the Codification for the quarter ended October 31, 2009.  Other than the manner in which accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s financial statements.

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

In June 2008, FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to derivative classification under ASC Topic “Derivatives and Hedging”.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted.  The Company adopted this guidance, effective August 1, 2009.  The adoption had no impact on the Company’s previously accounted for equity-linked financial instruments that were considered to be indexed to its own equity.  Refer to Note 6 for the result of the adoption on the equity-linked instruments included within the Securities Purchase Agreement entered into on October 19, 2009.

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

In October 2009, FASB issued amended guidance for separating consideration in multiple-deliverable arrangements.  It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available.  Additionally, the amended guidance eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements.  It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted.  The Company is currently evaluating the impact that the adoption of this guidance will have, if any, on the Company’s financial statements.

In January 2010, the FASB issued a new guidance, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This provision amends previous provisions that require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued a new guidance Revenue Recognition – Milestone Method.  This provision provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; 2) related solely to past performance; 3) be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non substantive milestones.  This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this guidance does not have a material impact on the Company’s financial statements.

(2)	Liquidity

The Company has reported net losses of $14,187,000 and $4,539,000 and negative cash flows from operating activities of $2,824,000 and $4,542,000 for fiscal years ended July 31, 2010 and 2009, respectively.  As of July 31, 2010, the Company had net working capital deficit of $14,972,000, and cash and cash equivalents of $321,000.  The loss from date of inception, August 24, 1981, to July 31, 2010 amounts to $123,119,000.  Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company is also pursuing available strategic alternatives which focuses on, but not be limited to, strategic partnership transactions, and could include a possible sale of the Company.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto.  The Company expects that its cash balances as of July 31, 2010 will be sufficient to support its activities through April 2011.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.  The Company may also obtain additional capital through the exercise of outstanding options and warrants and the sale of its tax benefit, although it cannot provide any assurance of such exercises or sale or the amount of capital it will receive, if any.

The Company’s audited financial statements for the fiscal year ended July 31, 2010 were prepared under the assumption that the Company will continue its operations as a going concern.  Continued operations are dependent on the Company’s ability to raise various sources of capital described above.  Such capital formation activities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3)      Restricted Cash

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

 (4)     Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended July 31,
	2010	2009

Numerator:
Net loss	$(14,186,965)	$(4,539,396)
Denominator:
Weighted average number of common shares outstanding	47,313,000	47,313,000
Loss per common share - basic and diluted	$(0.30)	$(0.10)
Potentially dilutive securities:
Warrants	49,784,000	8,495,650
Convertible notes (principal & interest)	22,503,651	-
Stock options	3,535,467	4,771,650
Total potentially dilutive securities	75,823,118	13,267,300

As the Company has incurred a net loss for all periods presented, basic and diluted per common share amounts are the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.

(5)	Property and Equipment

Property and equipment, at cost, consists of the following at July 31:

	2010	2009

Laboratory equipment	$276,202	$276,202
Office equipment	111,049	118,172
Leasehold improvements	23,778	90,778
Less accumulated depreciation and amortization	(378,435)	(377,134)
Property and equipment, net	$32,594	$108,018

During the fiscal year ended July 31, 2010, the Company wrote off the following unusable property and equipment:

	Cost	Accumulated Depreciation	Net Book Value

Office equipment	$9,872	$4,442	$5,430
Leasehold improvements	67,000	16,616	50,384
Total	$76,872	$21,058	$55,814

(6)      Convertible Notes and Warrants

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

On July 31, 2010, the Company entered into a second amendment to the Investor Rights Agreement with the investors, pursuant to which the investors waived their right to receive penalties in respect of all matters occurring prior to the date of the second amendment, which included the Company’s failure to obtain the effectiveness of a registration statement within the deadlines set forth in the Investor Rights Agreement. In addition, the second amendment postponed the investors right to require the Company to file a "resale" registration statement covering all of the shares issuable upon conversion of the Senior Secured Notes and the shares issuable upon exercise of the Warrants until after the Company’s next financing which yields gross proceeds of at least $3,250,000. In the event of such a financing, and following a written demand made by the holders of the majority of the registrable securities, the Company must file, within 90 days of its receipt of the demand notice, either a new "resale" registration statement registered the shares or amend the registration statement the Company filed on April 30, 2010.

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

The Company concluded that it should account for the warrants and conversion options embedded in the Notes in accordance with ASC Topic “Derivatives and Hedging”.  Accordingly, the Company determined that the warrants and the conversion options embedded in the Notes should be accounted for as free standing derivatives that will be measured at fair value and classified as liabilities at the closing of the Offering.  Each subsequent reporting period, the Company will mark to market the warrants and conversion feature of Notes with any change in fair value recorded through the statement of operations.  This accounting treatment is due to the fact that the settlement terms of the warrants and conversion feature of the Notes do not allow them to qualify for equity presentation due to down-round protection.  Accordingly, on October 19, 2009, in connection with the closing of the Offering, the convertible feature of the Notes were recorded as a derivative liability of approximately $6.1 million and the Series A and Series B warrants were recorded as a derivative liability of approximately $6.1 million each, respectively.

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

At July 31, 2010, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At July 31, 2010, the fair value of the conversion feature liability was approximately $5.2 million, comprised of the $6.1 million recorded at the closing for the Offering and $0.9 million gain recorded to mark to market the liability at July 31, 2010. The conversion feature was valued at October 19, 2009 and July 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	October 19, 2009	July 31, 2010

Volatility	126%	153.71%
Risk-free interest rate	1.50%	0.55%
Remaining contractual life (years)	3.0	2.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of approximately $6.1 million each, based upon the Black-Scholes valuation model.  The warrants will be accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At July 31, 2010, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations.  At July 31, 2010, the fair value of the Series A and Series B warrant liabilities were approximately $5.2 million and $5.1 million, respectively.  The fair value of the Series A warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $0.9 million gain recorded to mark to market the liability at July 31, 2010.  The fair value of the Series B warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $1.0 million gain recorded to mark to market the liability at July 31, 2010.

The Series A and Series B warrant liabilities were valued at October 19, 2009 and July 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 19, 2009	July 31, 2010	October 19, 2009	July 31, 2010

Volatility	126%	153.71%	113.17%	123.44%
Risk-free interest rate	1.50%	0.55%	2.36%	1.22%
Remaining contractual life (years)	3.0	2.22	5.0	4.22

In addition, the Company evaluated the classification of all non-employee share commitments issued outside of the plans which existed prior to the Offering (the “Prior Non-Employee Commitments”). As a result, at October 19, 2009, the Company reclassified $747,235 from equity to liability for all Prior Non-Employee Commitments and has included this amount as a part of derivative liability.  The Company marked to market the Prior Non-Employee Commitments at April 27, 2010 and recorded a gain of $611,085 for the change in fair value from October 19, 2009 to April 27, 2010.  On April 27, 2010, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the amount of authorized shares to cover all existing share commitments therefore, the marked-to-market liabilities for Prior Non-Employee Commitments were reclassified to equity in the amount of $136,150.

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

During the fiscal year ended July 31, 2008, the Company issued an aggregate of 330,000 stock options to various non-employee consultants for serving as the Company’s scientific advisors and research collaborators and for contributions made on behalf of the Company’s pre-clinical and clinical research programs.  Of these options, 110,000 vested immediately, 50% of the balance will vest after one year and the remaining 50% of the balance will vest after two years.  The options have an exercise price of $1.75 per share and a ten-year term.  Under the variable accounting provisions of EITF 96-18, the aggregate grant date fair market value of these options, $456,730, is being amortized over the vesting period and is being re-measured as of each reporting period.  The aggregate re-measured fair market value of these options was estimated to be $189,872 and $174,153, for the fiscal years ended July 31, 2008 and 2009, respectively.  These options fully vested during the fiscal year ended July 31, 2010 with the aggregate re-measured fair value of $192,296.

During the fiscal year ended July 31, 2008, the Company issued 250,000 stock options to its CEO, Kuslima Shogen, with an exercise price of $2.18 per share and a ten-year exercise term.  The options, which were granted as a bonus for entering into an agreement for the marketing rights to ONCONASE® in the U.S., vested immediately and have a grant date fair market value of $405,000 which was recognized as an expense by the Company during the fiscal year ended July 31, 2008.  These options expired during the fiscal year ended July 31, 2010.

During the fiscal year ended July 31, 2008, the Company entered into a retirement agreement (see Note 12) with Kuslima Shogen, its CEO.  Under the terms of the agreement, the Company issued 1,000,000 stock options with an exercise price of $2.00 per share.  The options have a ten-year contractual term and will become exercisable only upon the approval of an ONCONASE® NDA by the United States Food and Drug Administration (“FDA”) for the treatment of malignant mesothelioma.  The grant date fair market value of these options, $1,900,000, is being amortized over the estimated vesting period.  The Company recognized compensation expense of $429,762, $619,762 and $179,048 for the fiscal years ended July 31, 2008, 2009 and 2010, respectively.

During the fiscal year ended July 31, 2009, the Company issued an aggregate of 37,000 shares of its common stock upon the exercise of stock options by various employees at per share exercise prices ranging from $0.26 to $0.54.  The Company realized aggregate gross proceeds of $13,220 from these exercises.

During the fiscal year ended July 31, 2009, the Company issued an aggregate of 265,000 stock options to the independent members of its board of directors with an exercise price of $0.24 per share and a six-year exercise term.  The aggregate grant date fair market value of these options in the amount of $42,400 is being amortized over the one-year vesting period.  Of these options, 35,000 shares were forfeited as of July 31, 2009.  The Company recognized an aggregate compensation expense of $21,128 and $37,522 for the fiscal years ended July 31, 2009 and 2010, respectively.

On April 27, 2010, at the Company’s annual stockholders’ meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized from 100,000,000 to 250,000,000.

During the fiscal year ended July 31, 2010, the Company issued 11,667 stock options to its former member of the board of directors with an exercise price of $0.34 per share and a five-year exercise term.  The grant date fair market value of these options in the amount of $2,812 was recognized as an expense for the fiscal year ended July 31, 2010.

During the fiscal year ended July 31, 2010, the Company issued an aggregate of 430,000 stock options to the independent members of its board of directors with an exercise price of $0.26 per share and a sixty-eight month exercise term.  The aggregate grant date fair market value of these options in the amount of $85,570 is being amortized over the eight-month vesting period.   The Company recognized an aggregate compensation expense of $31,447 for the fiscal year ended July 31, 2010.

(8)	Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal years 2009 and 2010:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2008	14,862,534	1.00 - 12.39	8/13/08 to 7/17/11
Expired	(6,366,884)	1.00 – 12.39	8/13/08 to 7/15/09
Outstanding at July 31, 2009	8,495,650	1.00 - 2.88	9/14/09 to 7/17/11
Expired	(2,044,978)	1.00	9/14/09 to 5/6/10
Issued to related parties in connection with conversion of notes payable	13,333,332	0.15 – 0.25	10/19/12 to 10/19/14
Issued to unrelated parties in connection with conversion of notes payable	29,999,996	0.15 – 0.25	10/19/12 to 10/19/14
Outstanding at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14
Exercisable at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14

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

Option Activity

The following table summarizes stock option activity for the period August 1, 2008 to July 31, 2010:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2008	3,926,983	6,353,067	2.69
Granted	(265,000)	265,000	0.24
Exercised	--	(37,000)	0.36
Cancelled/Expired	1,058,005	(1,512,905)	2.74
Forfeited	292,512	(296,512)	1.42
Balance July 31, 2009	5,012,500	4,771,650	2.64
Granted	(941,667)	941,667	0.30
Cancelled/Expired	1,096,500	(2,169,850)	3.56
Forfeited	8,000	(8,000)	1.29
Balance July 31, 2010	5,175,333	3,535,467	$1.45	6.03	$25,000
Exercisable at July 31, 2009		3,415,650	$3.02	2.14	$3,030
Exercisable at July 31, 2010		1,605,467	$1.78	4.13	$12,100

(10)    Income Taxes

The Company accounts for income taxes under the provisions of ASC Accounting for Income Taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.

New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell a portion of its state tax loss carryforwards and state research and development credits in order to obtain state tax benefits.  For the state fiscal year 2010 (July 1, 2009 to June 30, 2010), the Company had approximately $723,000 of total available state tax benefit that was saleable.  In February 2010, the Company received approximately $647,000 from the sale of its total available state tax benefit, which was recognized as state tax benefit in the fiscal year ended July 31, 2010.  For the state fiscal year 2009 (July 1, 2008 to June 30, 2009), the Company had approximately $1,274,000 of total available state tax benefit that was saleable.  On December 1, 2008, the Company received approximately $1,140,000 from the sale of its total available state tax benefit, which was recognized as state tax benefit in the fiscal year ended July 31, 2009.  For the state fiscal year 2011 (July 1, 2010 to June 30, 2011), the Company did not qualify to participate in the program.

At July 31, 2010 and 2009, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

Deferred tax assets:	2010		2009
Excess of book over tax depreciation and amortization	$9,727		$(2,867)
Stock options	2,724,202		2,628,892
Deferred revenue	2,080,000		2,080,000
Temporary differences	5,475,673		479,020
Federal and state net operating loss carryforwards	23,277,136	*	23,641,138	*
Research and experimentation credit carryforwards	2,329,646	*	2,578,601	*
Total gross deferred tax assets	35,896,384		31,404,784
Valuation allowance	(35,896,384)		(31,404,784)
Net deferred tax assets	$—		$—

*  Net of amount sold pursuant to New Jersey state tax legislation.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance.  In 2010 and 2009 the valuation allowance increased by $4,492,000 and $348,000, respectively.

At July 31, 2010, the Company has federal net operating loss carryforwards of approximately $67,510,000 that expire in the years 2011 to 2030 (approximately $20,431,000 expires in the years 2011 to 2015) and state net operating loss carryforwards of approximately $5,394,000 that expire in years 2018 to 2019.  The Company also has federal research and experimentation tax credit carryforwards of approximately $2,210,000 that expire in the years 2011 to 2030 (approximately $623,000 expires in the years 2011 to 2015) and state research and experimentation tax credits of approximately $119,000 that expire in the years 2024 to 2025.  Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Effective August 1, 2007, the Company adopted ASC Accounting for Uncertainty In Income Taxes which clarifies the accounting and disclosure for uncertainty in income taxes.  The adoption of this interpretation did not have any material impact on the Company’s financial statements, as there were no unrecognized tax benefits as of August 1, 2007 or during the fiscal years ended July 31, 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey.  For federal income tax purposes, fiscal 2007 through 2010 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations.  For New Jersey tax purposes, fiscal 2006 through 2010 tax years generally remain open for examination under a four-year statute of limitations.

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

In December 2009, the Company engaged Champions Biotechnology, Inc. to provide certain services for approximately $99,900.  The Company’s non-executive Chairman of the Board of Directors, Dr. David Sidransky, is also the chairman of the board of directors as well as a principal stockholder of Champions Biotechnology, Inc.  As of July 31, 2010, the agreed amount was paid in full.

(12)    Commitments

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

Lease Commitment

On March 14, 2007 the Company entered into an operating lease agreement for a period of ten years to lease space to relocate its corporate headquarters and laboratories to a new location in Somerset, New Jersey.  This lease expires on the tenth anniversary plus 150 days after the commencement date of the lease which expiration date is expected to be November 2017.  The first rental payment occurred on July 3, 2007 which is the lease commencement date.  The lease may be renewed at the option of the Company for a period of two additional terms of 60 months each.  In addition, the Company has received an incentive allowance of $205,000 with an option to receive an additional incentive allowance of $105,000.  As of July 31, 2007 the Company has not exercised the additional incentive allowance of $105,000.  Both allowances must be used for the cost of leasehold improvements made to the premises.  If all or any portion of the remaining allowance is not used by the end of the original lease term  of ten years any remaining balance may not be applied to the balance of any rent due at the conclusion of the initial lease term.  As part of the operating lease agreement signed on March 14, 2007 the Company agreed to enter into an irrevocable letter of credit in the amount of $350,000 as security for such operating lease.  This irrevocable letter of credit is collateralized by $350,000 in cash which is recorded in “Other Assets” in fiscal year ended July 31, 2008.  If no event of default occurs under the operating lease the Company may reduce its security deposit under the operating lease to $250,000 on July 1, 2011, the fourth anniversary of the lease commencement date.  In the event of no default as of July 1, 2012, the fifth anniversary of the lease commencement date, the irrevocable letter of credit may be reduced to $150,000 until the initial term of the lease expires in 2017.  As of July 31, 2010, the irrevocable letter of credit was reduced by $83,720 for payment of rent.  Rent expense charged to operations was approximately $308,000 and $300,000 for fiscal year ended July 31, 2009 and 2008, respectively.

In June 2007, the Company entered into an operating lease agreement for its office equipment for the term of five years with a payment of approximately $1,600 per month.  As part of the lease agreement, the Company agreed to terminate its existing office equipment lease.  As a result of the early termination of the existing lease, the Company recognized an expense of approximately $31,000 which will be amortized using straight-line method over the term of the lease and will be charged as a reduction from the equipment rental expense.  The new lease did not commence until August 2007.  Rent expense charged to operations was approximately $12,000 for fiscal years ended July 31, 2010 and 2009.  Under the previous lease agreement, equipment rental expense charged to operations was $12,000 for the fiscal year ended July 31, 2008.

In November 2007, the Company entered into a capital lease agreement for its building security system for the term of five years with a payment of $635 per month.  The lease agreement also gives the Company the right to purchase the leased equipment at the end of the lease term for $1.00 plus applicable taxes.

In January 2010, the Company vacated its old facility pursuant to the complaint filed by its landlord, I&G in November 2009.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  On or before November 1, 2010, the Company and I&G entered into a Settlement Agreement and Mutual Release whereas I&G agreed to receive $200,000 in consideration of the release in full and complete settlement of all claims made by I&G.

On January 15, 2010, Mr. Muniz, as an individual, entered into a quarterly lease agreement with I&G for office space at the fourth floor of 300 Atrium Drive, Somerset, NJ, which space the Company will occupy as its new office.  The lease expired on September 30, 2010, but was renewable for successive three-month periods upon thirty days prior notice and payment of $15,790.50 for the following three months’ rent.  The Company did not renew this lease upon its expiration.

On September 28, 2010, the Company entered into an office lease agreement effective as of October 1, 2010 with Princeton Corporate Plaza, LLC for $3,794 per month including expenses.  The Company leased 2,046 square feet of office and laboratory space in the building located at 11 Deer Park Drive, Suite 204, in the township of South Brunswick in the County of Middlesex, State of New Jersey.  The new office replaced 300 Atrium Drive, Somerset, New Jersey 08873 as its principal executive offices. The lease term began on October 1, 2010, ending on September 30, 2011.

Future minimum lease payments under noncancelable operating leases (with initial or remaining terms in excess of one year) as of July 31, 2010:

		Payments Due in Fiscal Year
	Total	2011	2012	2013	2014 and Thereafter
Building lease	$245,528	$237,940	$7,588	$0	$0
Equipment lease	52,588	25,976	25,976	636	-
Total contractual cash obligations	$298,116	$263,916	$33,564	$636	$0

Defined Contribution Retirement Plan (401(k) Plan)

Effective October 1, 1998, the Company adopted a 401(k) Savings Plan (the “Plan”).  Qualified employees may participate by contributing to the Plan subject to certain Internal Revenue Service restrictions.  The Company will match an amount equal to 50% of the first 6% of each participant’s contribution.  The Company’s contribution is subject to a vesting schedule of 0%, 25%, 50%, 75% and 100% for employment of less than one year, one year, two years, three years and four years, respectively, except for existing employees which vesting schedule was based from the date the Plan was adopted.  In April 2009, the Plan was amended to suspend the Company’s matching contribution and no contributions were made during the fiscal year ended July 31, 2010.  For the fiscal years ended July 31, 2009, the Company's contributions to the Plan amounted to $17,252.

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

On October 1, 2010, Robert Love, a former Chief Financial Officer and alleged shareholder of the Company, filed an amended complaint in Love v. Tamir Corp. et al., Case No. 3:09-cv-05199-MLC-LHG (the “Amended Complaint”), against the Company and certain of its current and former directors in the United States District Court, District of New Jersey, asserting violations of federal and state securities laws, direct and derivative common law claims for fraud and breach of fiduciary duty, a direct claim for negligent misrepresentation, and derivative claims for gross negligence and corporate waste in connection with the Company’s Phase IIIb clinical trial for ONCONASE®.  The Amended Complaint alleges that the Company misled shareholders by issuing allegedly false projections of when the required number of patients deaths would occur in the Phase IIIb trial.  The Amended Complaint seeks compensatory damages of no less than $350,000, punitive damages of no less than $20 million, and an accounting and constructive trust.  The Company believes that the claims are meritless and intends to defend the case vigorously.

Premier Research Group filed and served a lawsuit against the Company in the Superior Court of New Jersey, Law Division, Essex County, on or about July 26, 2009, seeking the recovery of professional fees that arose from clinical trials purportedly performed in Europe by Premier Research Group as assignee of a contract between Tamir Biotechnology, Inc. and IMFORM GmbH dated October 27, 2005.  An Answer with Separate Defenses and Counterclaim was filed on or about July 30, 2009.  In August 2010, both parties entered into a Stipulation of Settlement Agreement (“Stipulation”) whereby the Company will make a payment to Premier in the amount of $100,000 which will be accepted as a payment in full if paid in accordance with the terms of the Stipulation.  The settlement will be paid every 60 days in four equal installments commencing on or before August 6, 2010, ending on or before February 7, 2011.

I & G Garden State, LLC (“I&G”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit.  The complaint seeks to have the Company vacate the property.  On November 13, 2009, the Company and I&G mutually agreed that the Company will vacate the property on or before December 31, 2009.  In January 2010, the Company vacated the facility as per mutual agreement.  In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 in the amount of approximately $81,000.  On February 5, 2010, I&G commenced an action against the Company.  The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I&G.  On or before November 1, 2010, the Company and I&G entered into a Settlement Agreement and Mutual Release whereas I&G agreed to receive $200,000 in consideration of the release in full and complete settlement of all claims made by I&G.

(14)	Subsequent Events

In October 2010, the Company issued 10,000 shares of its common stock upon the exercise of stock options by an employee at per a share exercise price of $0.26.  The Company realized gross proceeds of $2,600 from this exercise.