Form 10-Q
period 2010-10-31
Tamir Biotechnology, Inc.
filed 2010-12-15
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________

Commission File Number:  0-11088

TAMIR BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

11 Deer Park Drive, Suite 204, Princeton Corporate Plaza, Monmouth Junction, NJ	08852
(Address of principal executive offices)	(Zip Code)

(732) 823-1003
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

The number of shares of Common Stock, $.001 par value, outstanding as of December 10, 2010 was 47,323,880 shares.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
October 31, 2010 and July 31, 2010

	October 31, 2010 (Unaudited)	July 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$76,850	$321,253
Prepaid clinical trial expenses	372,216	372,216
Prepaid expenses	68,788	105,233
Restricted cash	989,839	1,228,236
Total current assets	1,507,693	2,026,938
Property and equipment, net of accumulated depreciation and amortization of $366,441 in 2010 and $378,435 in 2009	20,810	32,594
Deferred financing costs	164,373	182,063
Total assets	$1,692,876	$2,241,595
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$529,242	$507,892
Accrued clinical trial expenses	316,034	295,150
Accrued professional service fees	376,905	374,361
Accrued compensation expense	96,099	136,634
Derivative liability	23,380,330	15,479,366
Current portion of obligations under capital lease	5,654	5,353
Other accrued expenses	205,000	200,152
Total current liabilities	24,909,264	16,998,908
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	5,756	7,288
Accrued retirement benefits	231,250	231,250
Deferred rent	10,837	12,386
Convertible debt, less discount of $2,142,922 at October 31, 2010 (related party $332,123) and $2,413,014 at July 31, 2010 (related party, $251,093)	1,107,078	836,986
Accrued interest, convertible debt (related party, $49,819 at October 31, 2010 and $37,664 at July 31, 2010)	166,062	125,548
Deferred revenue	5,200,000	5,200,000
Total other liabilities	7,165,206	6,857,681
Total liabilities	32,074,470	23,856,589
Commitments and Contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at October 31, 2010 and July 31, 2010	–	–
Common stock $.001 par value. Authorized 250,000,000 shares at October 31, 2010 and July 31, 2010; issued and outstanding 47,323,880 at October 31, 2010 and 47,313,880 shares at July 31, 2010	47,324	47,314
Capital in excess of par value	101,552,494	101,456,909
Deficit accumulated during development stage	(131,981,412)	(123,119,217)
Total stockholders’ deficiency	(30,381,594)	(21,614,994)
Total liabilities and stockholders’ deficiency	$1,692,876	$2,241,595

See accompanying notes to condensed financial statements.

Index
TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Three months ended October 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2010

(Unaudited)

	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2010	2009	October 31, 2010

Sales	$-	$18,750	$572,239

Operating expenses:
Cost of sales	-	-	336,495
Research and development	219,326	160,881	73,319,076
General and administrative	409,770	399,473	43,077,156
Total operating expenses	629,096	560,354	116,732,727

Loss from operations	(629,096)	(541,604)	(116,160,488)

Investment income	147	251	2,303,360
Other income	-	-	99,939
Interest expense:
Related parties, net	(18,368)	(6,727)	(1,216,990)
Debt discount and fair value adjustment – derivative liability	(8,213,918)	(9,439,084)	(20,669,185)
Others	(960)	(1,761)	(3,009,953)
Loss before state tax benefit	(8,862,195)	(9,988,925)	(138,653,317)

State tax benefit	-	-	6,671,905

Net loss	$(8,862,195)	$(9,988,925)	$(131,981,412)

Loss per common share - basic and diluted	$(0.19)	$(0.21)

Weighted average number of common shares outstanding – basic and diluted	47,317,576	47,313,880

See accompanying notes to condensed financial statements.

Index
TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period from July 31, 2010 to October 31, 2010

(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital In Excess of par Value	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency

Balance at July 31, 2010	47,313,880	$47,314	$101,456,909	$(123,119,217)	$(21,614,994)

Stock option exercise	10,000	10	2,590	—	2,600
Stock-based compensation	—	—	92,995	—	92,995
Net loss	—	—	—	(8,862,195)	(8,862,195)
Balance at October 31, 2010	47,323,880	$47,324	$101,552,494	$(131,981,412)	$(30,381,594)

See accompanying notes to condensed financial statements.

Index
TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended October 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2010

(Unaudited)

	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2010	2009	October 31, 2010
Cash flows used in operating activities:
Net loss	$(8,862,195)	$(9,988,925)	$(131,981,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable equity securities	-	-	(25,963)
Depreciation and amortization	11,784	7,999	1,835,550
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Share-based compensation	92,995	74,885	14,290,349
Decrease in deferred rent	(1,549)	(2,486)	(87,127)
Amortization of debt discount	270,092	35,616	1,701,297
Fair value of derivative liability	7,900,964	9,403,468	19,519,245
Amortization of deferred financing cost	20,717	-	65,422
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	36,445	(96,029)	(500,871)
Decrease in loan receivable, related party	-	-	96,051
Decrease (increase) in restricted cash	238,397	(1,535,525)	(989,839)
Increase in loans and interest payable, related party	12,155	5,342	807,769
Increase in accounts payable	21,350	350,819	1,480,100
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued retirement benefits	(39,000)	(65,442)	290,000
Increase (decrease) in accrued expenses	55,100	(9,476)	1,757,003
Increase in deferred revenue	-	-	5,200,000
Net cash used in operating activities	(242,745)	(1,819,754)	(72,702,391)
Cash flows used in investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	-	-	(1,607,814)
Patent costs	-	-	(97,841)
Net cash used in investing activities	-	-	(1,679,692)

(continued)

See accompanying notes to condensed financial statements.

Index
TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Three months ended October 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2010

(Unaudited)

	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2010	2009	October 31, 2010
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Increase in deferred financing cost	(3,027)	-	(229,795)
Payment of capital lease obligation	(1,231)	(987)	(12,368)
Proceeds from issuance of common stock, net	-	-	53,102,893
Proceeds from exercise of stock options and warrants, net	2,600	-	14,083,450
Proceeds from issuance of convertible debentures, related party	-	3,250,000	1,297,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	2,666,993
Net cash (used in) provided by financing activities	(1,658)	3,249,013	74,458,933
Net increase (decrease) in cash and cash equivalents	(244,403)	(1,429,259)	76,850
Cash and cash equivalents at beginning of period	321,253	129,194	-
Cash and cash equivalents at end of period	$76,850	$1,558,453	$76,850
Supplemental disclosure of cash flow information – interest paid	$960	$1,761	$1,730,829
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725

 (continued)

See accompanying notes to condensed financial statements.

Index
TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS, Concluded

Three months ended October 31, 2010 and 2009,
and the Period from August 24, 1981
(Date of Inception) to October 31, 2010

(Unaudited)

	Three Months Ended October 31,		August 24, 1981 (Date of Inception) to
	2010	2009	October 31, 2010
Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Derivative liability – warrant reclassification	$-	$747,235	$611,085
Issuance of warrants with notes payable	$-	$-	$594,219
Acquisition of equipment through capital lease obligation	$-	$-	$23,778

See accompanying notes to condensed financial statements.

Index
TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) (“Tamir” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of  management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2010, the results of its operations for the three months ended October 31, 2010 and 2009, and the period from August 24, 1981 (date of inception) to October 31, 2010, the changes in stockholders’ deficiency for the three months ended October 31, 2010, and its cash flows for the three month periods ended October 31, 2010 and 2009, and the period from August 24, 1981 (date of inception) to October 31, 2010.  The results of operations for the three months ended October 31, 2010 are not necessarily indicative of operating results for fiscal year 2011 or future interim periods.  The July 31, 2010 balance sheet presented herein has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2010 (the “Annual Report”), filed with the Securities and Exchange Commission.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  The unaudited condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report.

Financial instruments consist primarily of cash and cash equivalents, accounts payable and convertible debt.  The carrying value of these financial instruments approximates fair value due to the relative short term nature of these investments and the carrying value of the convertible debt approximates their fair value due to recent issuance of convertible debt.

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

Index

2.	LIQUIDITY

The Company has reported net losses of approximately $8,862,000, $14,187,000 and $4,539,000 for the three months ended October 31, 2010 and the fiscal years ended July 31, 2010 and 2009, respectively.  As of October 31, 2010, the Company had a working capital deficit of $23,402,000 and cash and cash equivalents of $77,000.  The loss from date of inception, August 24, 1981 to October 31, 2010, amounts to approximately $131,981,000.

The Company expects that its cash balances, including approximately $990,000 in restricted cash intended to be used for future clinical trials as of October 31, 2010, will be sufficient to support its activities into its third fiscal quarter ending April 2011, based on its reduced level of operations.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale and named-patient basis sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company may pursue available strategic alternatives which focus on, but are not limited to, strategic partnership transactions.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company, if at all.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to out-license to third parties drug product candidates or technologies that the Company would otherwise seek to develop and commercialize without relinquishing its rights thereto.  Unless and until the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described above.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.

The report of the Company’s independent registered public accounting firm on the Company’s fiscal year ended July 31, 2010 financial statements expressed that there was substantial doubt about the Company’s ability to continue as a going concern.  Continued operations are dependent on the Company’s ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of October 31, 2010, there were potentially dilutive securities of stock options, warrants and convertible notes and accrued interest outstanding for the purchase of a total of 3,594,867, 49,784,000 and 22,773,742 shares of common stock, respectively (see Notes 4 and 6 herein).  Diluted per share amounts presented in the accompanying condensed consolidated statements of operations for the three months ended October 31, 2010 and 2009 are the same as basic per common share amounts because the Company has incurred a net loss for these periods and the inclusion of all potentially dilutive securities would be anti-dilutive.

Index

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended October 31,
	2010	2009
Numerator:
Net loss	$(8,862,195)	$(9,988,925)
Denominator:
Weighted average number of common shares outstanding	47,317,576	47,313,880

Loss per common share - basic and diluted	$(0.19)	$(0.21)

4.	SHARE-BASED COMPENSATION

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

The Company recorded the following stock-based compensation expense based on the fair value of stock options:

	Three Months Ended October 31,
	2010	2009
Research and development	$-	$20,673
General and administrative	92,995	54,212
Total stock-based compensation expense	$92,995	$74,885
Loss per common share – basic and diluted	$(0.00)	$(0.00)

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

Index

	Three Months Ended October 31,
	2010	2009

Expected dividend yield	0%	0%
Risk-free interest rate	1.34%	2.64%
Expected stock price volatility	121.32%	111.39%
Expected term (years)	5.0	5.89
Weighted average grant date fair value	$0.34	$0.28

The following table summarizes the stock option activity for the period August 1, 2010 to October 31, 2010:

	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance August 1, 2010	3,535,467	$1.45	6.03	$25,000
Granted	90,000	0.34	5.00
Exercised	(10,000)	0.26		$1,200
Expired	(20,600)	1.05
Forfeited	—	-
Balance October 31, 2010	3,594,867	$1.43	5.80	$172,650
Exercisable as of October 31, 2010	1,831,517	$1.60	4.45	$69,549

As of October 31, 2010, there was approximately $711,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 2.3 years.

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

As previously disclosed in the Company’s Annual Report, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three-year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five-year term. The Offering closed on October 19, 2009 (the “Closing”) and the Company received an aggregate of $3,250,000 in gross proceeds.

Index

The Company accounts for the warrants and conversion options embedded in the Notes in accordance with ASC Topic 815, “Derivatives and Hedging”.  Accordingly, the Company determined that the warrants and the conversion options embedded in the Notes should be accounted for as free standing derivatives that will be measured at fair value and classified as liabilities at the closing of the Offering.  Each subsequent reporting period, the Company will mark to market the warrants and conversion feature of Notes with any change in fair value recorded through the statement of operations.  This accounting treatment is due to the fact that the settlement terms of the warrants and conversion feature of the Notes do not allow them to qualify for equity presentation.  Accordingly, on October 19, 2009, in connection with the closing of the Offering, the convertible feature of the Notes were recorded as a derivative liability of approximately $6.1 million and the Series A and Series B warrants were recorded as a derivative liability of approximately $6.1 million each, respectively.

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

At October 31, 2010, the Company accounted for the conversion feature using the fair value method, with the resultant expense recognition recorded in the statements of operations. At October 31, 2010, the fair value of the conversion feature liability was approximately $7.7 million, comprised of the $6.1 million recorded at the closing for the Offering and $1.6 million expense recorded to mark to market the liability at October 31, 2010.  The conversion feature was valued at October 19, 2009 and October 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	October 19, 2009	October 31, 2010

Volatility	126%	145.28%
Risk-free interest rate	1.50%	0.34%
Remaining contractual life (years)	3.0	1.97

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of approximately $6.1 million each, based upon the Black-Scholes valuation model.  The warrants will be accounted for using mark-to-market accounting and charged to the statements of operations in a manner similar to the conversion feature at each reporting date.

At October 31, 2010, the Company accounted for the warrant liabilities using the fair value method, with the resultant expense recognition recorded in the statements of operations.  At October 31, 2010, the fair value of the Series A and Series B warrant liabilities were approximately $7.7 million and $7.9 million, respectively.  The fair value of the Series A warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $1.6 million expense recorded to mark to market the liability at October 31, 2010.  The fair value of the Series B warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $1.8 million expense recorded to mark to market the liability at October 31, 2010.

Index

The Series A and Series B warrant liabilities were valued at October 19, 2009 and October 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 19, 2009	October 31, 2010	October 19, 2009	October 31, 2010

Volatility	126%	145.28%	113.17%	126.65%
Risk-free interest rate	1.50%	0.34%	2.36%	0.84%
Remaining contractual life (years)	3.0	1.97	5.0	3.97

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

In September 2010, the Company issued 90,000 five-year stock options to a consultant as payment for services rendered.  The options vested immediately and had an exercise price of $0.34 per share.  The total general and administrative expense recorded for these options was $25,380, based upon the fair value of such options on the date of issuance as estimated by the Black-Scholes options-pricing model.

In October 2010, the Company issued 10,000 shares of its common stock upon the exercise of stock options by an employee at a share exercise price of $0.26.  The Company realized gross proceeds of $2,600 from this exercise.

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

Index

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

The Company has evaluated both the License Agreement and the Termination Agreement and has determined that the Company is obligated to provide royalty payments in the event the Company has net sales.  As such, as of October 31, 2010, the Company has not recognized into income any of the $5 million upfront payment received under the License Agreement.

9.	COMMITMENTS

Employment and Retirement Agreements

There have been no material changes with respect to the Company’s employment and retirement agreements as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report.

Lease Commitments

There have been no material changes with respect to the Company’s operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report.

10.	CONTINGENCIES

There have been no material changes with respect to the Company’s contingencies as disclosed in the “Notes to the Financial Statements – Contingencies” in the Company’s Annual Report.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of our Annual Report and our financial statements for the three month period ended October 31, 2010 included elsewhere in this report.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers.  Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases.  As of October 31, 2010, we had four full-time employees who conducted all administrative and research and development operations at our facility in Monmouth Junction, New Jersey.

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

Almost all of the $73.3 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the three months ended October 31, 2010 and for fiscal years ended July 31, 2010 and 2009, our research and development expenses were approximately $0.2 million, $0.5 million and $3.3 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.  We cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, and we are unable to predict when and if such approvals will be granted, or if and when actual sales will occur.

As previously disclosed, we had an agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to screen our compounds (ONCONASE®, P31, rAmphinase 2) for its potential anti-viral activity. In July 2010, scientists supported by NIAID reported positive in vitro results after testing our compounds for Dengue fever and Yellow fever.  According to the scientists supported by NIAID, these results have rarely been seen before. Currently there is no therapy available to treat Dengue and Yellow fever post-infection.  Further in vitro studies for the Severe Acute Respiratory Syndrome (SARS) virus, and Cytomegalovirus (CMV), have also yielded positive results.  In the case of CMV, a virus that is a member of the herpesvirus family, our compounds were compared to Ganciclovir, a drug marketed by Roche.  Results confirmed that two of our compounds were between three and eleven times more potent than Ganciclovir in a head-to-head comparison. Moreover, our compounds did not display the level of toxicity inherent with any of the drugs approved by the FDA for CMV disease.  None of the approved drugs for this indication are well tolerated by patients.  In 2008, the market for CMV drugs was $600 million with Ganciclovir controlling over 90% of the market.  Industry observers estimate that sales for CMV disease would top one billion dollars if there were a drug available that was both safe and effective.  Based upon the results of the in vivo studies conducted to date, we anticipate starting in vivo studies sometime in the first quarter of 2011.  Subject to the availability of funding, further testing on other viruses is currently on-going.

Index

As previously reported, we sent four of our compounds (ONCONASE®, P31, rAmphinase 2, natural Amphinase 3) to the National Cancer Institute (NCI) for their sixty cell line screening study.  The results of the one dose screening study performed at NCI resulted in positive anti-cancer activity across several different cancer cell lines tested.  Due to the one dose positive results, NCI recommended further screening of our compounds at five different dose levels.  NCI reported the results of the sixty cell line screening at five different dose levels.  These results were quite positive, and our compounds were recommended for further pre-clinical and clinical evaluation.  We have initiated discussions with NCI and are currently seeking support for further pre-clinical and clinical development of our compounds.

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefit and research credits, interest income and financing received from Kuslima Shogen, our former Chief Executive Officer.  Our current cash reserves will be used primarily to fund our clinical and pre-clinical research and development efforts for ONCONASE®.  The most significant expenses will be incurred for the currently planned Phase II clinical study for non-small cell lung cancer.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

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

Index

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $18.7 million for the two most recent fiscal years ended July 31, 2010.  The net losses from date of inception, August 24, 1981 to October 31, 2010 amount to approximately $132 million.  As of October 31, 2010, we have a working capital deficit of approximately $23.4 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of October 31, 2010, we had approximately $0.1 million in cash and cash equivalents.  We currently believe that our cash reserves including the approximately $1 million restricted cash intended for future clinical trials can support our activities into our third fiscal quarter ending April 2011, based upon our reduced operations.

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

The report of our independent registered public accounting firm on our fiscal year ended July 31, 2010 financial statements expressed that there was substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to raise additional capital from various sources such as those described above.  Such capital raising opportunities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

Three month periods ended October 31, 2010 and 2009

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any material sales in the three month periods ended October 31, 2010 and 2009, except for the sales in the amount of $18,750 for the three month period ended October 31, 2009, which resulted from the sale on a named-patient basis of our product ONCONASE® as approved by the Swiss government.

Research and development expense for the three month period ended October 31, 2010 was approximately $219,000 compared to approximately $161,000 for the same period in 2009, an increase of approximately $58,000, or 36%.  The increase was primarily related to the initiation of the Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer.

General and administrative expense for the three month period ended October 31, 2010 was approximately $410,000 compared to approximately $400,000 for the same period in 2009, an increase of approximately $10,000, or 3%.  This increase was primarily due to the hiring of our new chief executive officer in October 2009, offset by decreased professional fees and other general administrative expenses.

Interest expense for the three month period ended October 31, 2010 decreased by approximately $1.2 million compared to the same period last year.  This decrease was directly due to the change in valuation of the derivative liability.

Index

The net loss for the three month period ended October 31, 2010 was approximately $8.9 million as compared to $10 million loss for the same period last year, a decrease of approximately $1.1 million. The decrease was primarily due to the change in fair value of the derivative liability at October 31, 2010.

Off-balance Sheet Arrangements

We have no off-balance sheet debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of October 31, 2010.

Contractual Obligations and Commercial Commitments

There have been no material changes with respect to our operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates.  The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes.  Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate.  Actual results may differ from these estimates.  Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of “Notes to Consolidated Financial Statements” in our Annual Report.

Recently Issued Accounting Standards

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

Index

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

As of October 31, 2010, we were exposed to market risks, primarily changes in U.S. interest rates. As of October 31, 2010, we held total cash and cash equivalents of approximately $0.1 million. All cash equivalents have a maturity less than 90 days.  Declines in interest rates over time would reduce our interest income from our investments.  Based upon our cash and cash equivalents balance as of October 31, 2010, a market interest rate decrease of 1% would have minimal to no impact on the carrying value of our cash and cash equivalents.

Item 4.	Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of October 31, 2010, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely discussion regarding required disclosures.

(b)	Changes in internal controls.

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

Index

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes with respect to the Company’s Legal Proceedings as disclosed in “Item 3.  Legal Proceedings” in the Company’s Annual Report.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Item Title

3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 27, 2010 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, filed on April 30, 2010) *

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed; incorporated herein by reference.

Index

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAMIR BIOTECHNOLOGY, INC.
(Registrant)

December 15, 2010	/s/ Charles Muniz
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)