Form 10-Q
period 2011-01-31
Tamir Biotechnology, Inc.
filed 2011-03-22
CIK 708717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________  to ______________________________

Commission File Number:  0-11088

TAMIR BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2369085
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, $.001 par value, outstanding as of March 18, 2011 was 47,323,880 shares.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
January 31, 2011 and July 31, 2010

	January 31, 2011 (Unaudited)	July 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$710,329	$321,253
Prepaid clinical trial expenses	–	372,216
Prepaid expenses	95,873	105,233
Restricted cash	274,356	1,228,236
Total current assets	1,080,558	2,026,938
Property and equipment, net of accumulated depreciation and amortization of $371,195 in 2011 and $378,435 in 2010	16,056	32,594
Deferred financing costs	143,656	182,063
Total assets	$1,240,270	$2,241,595
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$631,756	$507,892
Accrued clinical trial expenses	221,150	295,150
Accrued professional service fees	332,710	374,361
Accrued compensation expense	53,860	136,634
Derivative liability	11,038,205	15,479,366
Current portion of obligations under capital lease	5,973	5,353
Other accrued expenses	-	200,152
Total current liabilities	12,283,654	16,998,908
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	4,138	7,288
Accrued retirement benefits	231,250	231,250
Deferred rent	9,289	12,386
Convertible debt, less discount of $1,872,831 at January 31, 2011 (related party $413,151) and $2,413,014 at July 31, 2010 (related party, $251,093)	1,377,169	836,986
Accrued interest, convertible debt (related party, $61,973 at January 31, 2011 and $37,664 at July 31, 2010)	206,575	125,548
Deferred revenue	5,200,000	5,200,000
Total other liabilities	7,472,644	6,857,681
Total liabilities	19,756,298	23,856,589
Commitments and Contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at January 31, 2011 and July 31, 2010	–	–
Common stock $.001 par value. Authorized 250,000,000 shares at January 31, 2011 and July 31, 2010; issued and outstanding 47,323,880 at January 31, 2011 and 47,313,880 shares at July 31, 2010	47,324	47,314
Common stock to be issued	500,000	–
Capital in excess of par value	101,616,454	101,456,909
Deficit accumulated during development stage	(120,679,806)	(123,119,217)
Total stockholders’ deficiency	(18,516,028)	(21,614,994)
Total liabilities and stockholders’ deficiency	$1,240,270	$2,241,595

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS

Three and six months ended January 31, 2011 and 2010,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2011

(Unaudited)

	Three Months Ended January 31,				Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2011		2010		2011	2010	January 31, 2011

Sales		$-		$-	$-	$18,750	$572,239

Operating expenses:
Cost of sales		-		-	-	-	336,495
Research and development		424,975		121,774	644,301	282,655	73,744,052
General and administrative		283,368		428,214	693,138	827,687	43,360,524
Total operating expenses		708,343		549,988	1,337,439	1,110,342	117,441,071

Loss from operations		(708,343)		(549,988)	(1,337,439)	(1,091,592)	(116,868,832)

Investment income		82		417	229	668	2,303,442
Other income		-		-	-	-	99,939
Interest:
Related parties, net		(18,369)		(10,725)	(36,738)	(17,451)	(1,235,359)
Debt discount and fair value adjustment – derivative security		12,029,172		3,643,697	3,815,254	(5,795,386)	(8,640,013)
Others		(935)		(42,332)	(1,895)	(44,095)	(3,010,888)

Income (loss) before state tax benefit		11,301,607		3,041,069	2,439,411	(6,947,856)	(127,351,711)

State tax benefit		-		-	-	-	6,671,905

Net income (loss)		$11,301,607		$3,041,069	$2,439,411	$(6,947,856)	$(120,679,806)
Income (loss) per common share - basic		$0.24		$0.06	$0.05	$(0.15)
Loss per common share - diluted	$	(0.01)	$	(0.01)	$(0.02)	$(0.15)
Weighted average number of shares outstanding - basic		47,323,880		47,313,880	47,320,728	47,313,880
Weighted average number of shares outstanding - diluted		82,185,891		90,647,208	82,472,401	47,313,880
See accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period from July 31, 2010 to January 31, 2011

(Unaudited)
	Common Stock
	Number of Shares	Amount	Common Stock To Be Issued	Capital In Excess of Par Value	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency

Balance at July 31, 2010	47,313,880	$47,314	$—	$101,456,909	$(123,119,217)	$(21,614,994)

Common stock to be issued			500,000			500,000
Stock option exercise	10,000	10	—	2,590	—	2,600
Stock-based compensation	—	—	—	156,955	—	156,955
Net income	—	—	—	—	2,439,411	2,439,411
Balance at January 31, 2011	47,323,880	$47,324	$500,000	$101,616,454	$(120,679,806)	$(18,516,028)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

Six months ended January 31, 2011 and 2010,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2011

(Unaudited)
	Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2011	2010	January 31, 2011
Cash flows used in operating activities:
Net income (loss)	$2,439,411	$(6,947,856)	$(120,679,806)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of marketable equity securities	-	-	(25,963)
Depreciation and amortization	16,538	70,372	1,840,304
Loss on disposal of property and equipment	-	-	18,926
Loss on lease termination	-	-	30,964
Share-based compensation	156,955	163,347	14,354,309
Decrease in deferred rent	(3,097)	(268,652)	(88,675)
Amortization of debt discount	540,183	305,708	1,971,388
Fair value of derivative liability	(4,441,161)	5,489,678	7,177,120
Amortization of deferred financing cost	41,434	-	86,139
Amortization of deferred compensation	-	-	11,442,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	381,576	(83,528)	(155,740)
Decrease in loan receivable, related party	-	-	96,051
Decrease (increase) in restricted cash	953,880	(1,414,939)	(274,356)
Increase in loans and interest payable, related party	24,308	17,451	819,922
Increase in accounts payable	123,864	112,066	1,582,614
Increase in accrued payroll and expenses, related parties	-	-	2,348,145
(Decrease) increase in accrued retirement benefits	(84,250)	(104,442)	244,750
Increase (decrease) in accrued expenses	(257,608)	86,454	1,444,295
Increase in deferred revenue	-	-	5,200,000
Net cash used in operating activities	(107,967)	(2,574,341)	(72,567,613)
Cash flows used in investing activities:
Purchase of marketable equity securities	-	-	(290,420)
Purchase of short-term investments	-	-	(1,993,644)
Proceeds from sale of marketable equity securities	-	-	316,383
Proceeds from sale of short-term investments	-	-	1,993,644
Capital expenditures	-	(2,250)	(1,607,814)
Patent costs	-	-	(97,841)
Net cash used in investing activities	-	(2,250)	(1,679,692)

                                                                                                                                                                            (continued)
See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS, Continued

Six months ended January 31, 2011 and 2010,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2011

(Unaudited)
	Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2011	2010	January 31, 2011
Cash flows from financing activities:
Proceeds from short-term borrowings	$-	$-	$874,500
Payment of short-term borrowings	-	-	(653,500)
Increase in loans payable - related party, net	-	-	2,628,868
Proceeds from bank debt and other long-term debt, net of costs	-	-	3,667,460
Reduction of bank debt and long-term debt	-	-	(2,966,568)
Increase in deferred financing cost	(3,027)	(117,201)	(229,795)
Payment of capital lease obligation	(2,530)	(2,032)	(13,667)
Proceeds from issuance of common stock, net	-	-	53,102,893
Proceeds from common stock to be issued	500,000	-	500,000
Proceeds from exercise of stock options and warrants, net	2,600	-	14,083,450
Proceeds from issuance of convertible debentures, related party	-	3,250,000	3,547,000
Proceeds from issuance of convertible debentures, unrelated party	-	-	416,993
Net cash provided by financing activities	497,043	3,130,767	74,957,634
Net increase in cash and cash equivalents	389,076	554,176	710,329
Cash and cash equivalents at beginning of period	321,253	129,194	-
Cash and cash equivalents at end of period	$710,329	$683,370	$710,329
Supplemental disclosure of cash flow information – interest paid	$1,895	$3,374	$1,731,764
Noncash financing activities:
Issuance of convertible subordinated debenture for loan payable to officer	$-	$-	$2,725,000
Issuance of common stock upon the conversion of convertible subordinated debentures, related party	$-	$-	$3,242,000
Conversion of short-term borrowings to common stock	$-	$-	$226,000
Conversion of accrued interest, payroll and expenses by related parties to stock options	$-	$-	$3,194,969
Repurchase of stock options from related party	$-	$-	$(198,417)
Conversion of accrued interest to stock options	$-	$-	$142,441
Conversion of accounts payable to common stock	$-	$-	$506,725
                                                                                                                                           (continued)
See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS, Concluded

Six months ended January 31, 2011 and 2010,
and the Period from August 24, 1981
(Date of Inception) to January 31, 2011

(Unaudited)

	Six Months Ended January 31,		August 24, 1981 (Date of Inception) to
	2011	2010	January 31, 2011

Conversion of notes payable, bank and accrued interest to long-term debt	$-	$-	$1,699,072
Conversion of loans and interest payable, related party and accrued payroll and expenses, related parties to long-term accrued payroll and other, related party	$-	$-	$1,863,514
Issuance of common stock upon the conversion of convertible subordinated debentures, other	$-	$-	$1,584,364
Issuance of common stock for services rendered	$-	$-	$2,460
Lease incentive allowance	$-	$-	$67,000
Derivative liability – warrant reclassification	$-	$747,235	$611,085
Issuance of warrants with notes payable	$-	$-	$594,219
Acquisition of equipment through capital lease obligation	$-	$-	$23,778
See accompanying notes to condensed financial statements.

TAMIR BIOTECHNOLOGY, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) (“Tamir” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of January 31, 2011, the results of its operations for the three and six months ended January 31, 2011 and 2010, and the period from August 24, 1981 (date of inception) to January 31, 2011, the changes in stockholders’ deficiency for the six months ended January 31, 2011, and its cash flows for the six month periods ended January 31, 2011 and 2010, and the period from August 24, 1981 (date of inception) to January 31, 2011.  The results of operations for the three and six months ended January 31, 2011 are not necessarily indicative of operating results for fiscal year 2011 or future interim periods.  The July 31, 2010 balance sheet presented herein has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2010 (the “Annual Report”), filed with the Securities and Exchange Commission.

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

In February 2011, based upon the previously reported positive results of the in vivo studies performed at the National Institute of Allergy and Infectious Diseases for Yellow fever, Dengue fever, cytomegalovirus (CMV), SARS and human papillomavirus (HPV), the Company decided to focus its resources to further these studies.  Therefore, the Company placed on hold the Phase II trial of ranpirnase (ONCONASE®) in patients suffering from non-small cell lung cancer.  The Company continues to seek financing required to continue pursuing the development of ranpirnase.

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

2.           LIQUIDITY

The Company has reported net income of approximately $11,302,000 and $2,439,000 for the three and six months ended January 31, 2011, respectively due primarily to the change in fair value of derivative liability at January 31, 2011 and net losses of approximately $14,187,000 and $4,539,000 for the fiscal years ended July 31, 2010 and 2009, respectively.  As of January 31, 2011, the Company had a working capital deficit of approximately $11,203,000 and cash and cash equivalents of approximately $710,000.  The loss from date of inception, August 24, 1981, to January 31, 2011 amounts to approximately $120,680,000.

The Company expects that its cash balances, including approximately $274,000 in restricted cash intended to be used for future clinical trials as of January 31, 2011, will be sufficient to support its activities into its first fiscal quarter ending October 2011, based on its reduced level of operations.  The Company’s long-term continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing, convertible debentures, collaborative agreements, strategic alliances, sale of tax benefits, revenues from the commercial sale and named-patient basis sale of ONCONASE®, licensing of its proprietary RNase technology and its ability to realize revenues from its technology and its drug candidates via out-licensing agreements with other companies.  The Company may pursue available strategic alternatives which focus on, but are not limited to, strategic partnership transactions.  Such additional funds and various alternatives may not become available as the Company may need them or be available on terms acceptable to the Company, if at all.  Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to out-license to third parties drug product candidates or technologies that the Company would otherwise seek to develop and commercialize without relinquishing its rights thereto.  Unless and until the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described above.  There can be no assurance that the Company will be able to raise the capital it needs on terms which are acceptable, if at all.

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

As of January 31, 2011, there were potentially dilutive securities of stock options, warrants and convertible notes and accrued interest outstanding (see Notes 4 and 6 herein).  However, diluted per share amount presented in the accompanying condensed statements of operations for the six months ended January 31, 2010 is the same as basic per common share amount because the Company has incurred a net loss for this period and the basic and diluted per common share amount is the same, since the inclusion of all potentially dilutive securities would be anti-dilutive.  For the three months ended January 31, 2011 and 2010 and the six months ended January 31, 2011, the accompanying condensed statements of operations presented an income per basic common share and a loss per diluted common share after including interest expense related to convertible debentures and in-the-money potentially dilutive securities.

The following table sets forth the computation of basic and diluted net loss per common share:

Basic income (loss) per common share:	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$11,301,607	$3,041,069	$2,439,411	$(6,947,856)
Denominator:
Basic weighted average number of common shares outstanding	47,323,880	47,313,880	47,320,728	47,313,880
Basic income (loss) per common share	$0.24	$0.06	$(0.05)	$(0.15)

Potentially dilutive securities:
Stock options			3,424,867	3,624,267
Warrants			49,784,000	51,183,890
Convertible debt and accrued interest			23,043,833	21,666,664

Diluted loss per common share:	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011
Numerator:
Net income	$11,301,607	$3,041,069	$2,439,411
Add: Interest expense on convertible notes	61,231	51,444	122,462
Deduct: Debt discount and fair value change on derivative security	(12,072,034)	(3,643,697)	(3,900,978)
Adjusted net loss	$(709,196)	$(551,184)	(1,339,105)
Denominator:
Basic weighted average number of common shares outstanding	47,323,880	47,313,880	47,320,728
Add: Potentially dilutive securities
Warrants	11,818,180	21,666,664	12,107,842
Convertible notes	23,043,831	21,666,664	23,043,831
Diluted weighted average number of common shares	82,185,891	90,647,208	82,472,401
Diluted loss per common share	$(0.01)	$(0.01)	$(0.02)

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

The Company recorded the following stock-based compensation expense based on the fair value of stock options:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Research and development	$-	$18,516	$-	$16,808
General and administrative	63,960	69,946	156,955	146,539
Total share-based compensation expense	$63,960	$88,462	$156,955	$163,347
Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

The fair value of the stock options at the grant dates was estimated using the Black-Scholes option pricing model based on the weighted-average assumptions as noted in the following table.  The risk-free interest rate for periods approximating the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected stock price volatility is based on the historical volatility of the Company’s stock price.  For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of SAB 107 and SAB 110 and represents the period of time that options granted are expected to be outstanding.  The “simplified” method was used since the Company does not have sufficient historical data to provide a basis to estimate a justifiable expected term.  There were no stock options granted during the three months ended January 31, 2011 and 2010.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010

Expected dividend yield	-	-	0%	0%
Risk-free interest rate	-	-	1.34%	2.64%
Expected stock price volatility	-	-	121.32%	111.39%
Expected term (years)	-	-	5.0	5.89
Weighted average grant date fair value	-	-	$0.34	$0.28

The following table summarizes the stock option activity for the period August 1, 2010 to January 31, 2011:

	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance August 1, 2010	3,535,467	$1.45	6.03	$25,000
Granted	90,000	0.34	5.00
Exercised	(10,000)	0.26		$1,200
Expired	(190,600)	2.85
Forfeited	—	-
Balance January 31, 2011	3,424,867	$1.35	5.83	$0
Exercisable as of January 31, 2011	2,091,517	$1.20	4.70	$0

As of January 31, 2011, there was approximately $650,000 of total unrecognized compensation expense related to unvested options granted that is expected to be recognized over a weighted average period of 2.74 years.

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

The Company accounts for the warrants and conversion options embedded in the Notes in accordance with ASC Topic 815, “Derivatives and Hedging”.  Accordingly, the Company determined that the warrants and the conversion options embedded in the Notes should be accounted for as free standing derivatives that will be measured at fair value and classified as liabilities at the closing of the Offering. Each subsequent reporting period, the Company will mark to market the warrants and conversion feature of Notes with any change in fair value recorded through the condensed statements of operations.  This accounting treatment is due to the fact that the settlement terms of the warrants and conversion feature of the Notes do not allow them to qualify for equity presentation.  Accordingly, on October 19, 2009, in connection with the closing of the Offering, the convertible feature of the Notes were recorded as a derivative liability of approximately $6.1 million and the Series A and Series B warrants were recorded as a derivative liability of approximately $6.1 million each, respectively.

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

            At January 31, 2011, the Company accounted for the conversion feature using the fair value method, with the resultant expense recognition recorded in the condensed statements of operations. The Company determined the fair value based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 815.  At January 31, 2011, the fair value of the conversion feature liability was approximately $3.5 million, comprised of the $6.1 million recorded at the closing for the Offering and $2.6 million gain recorded to mark-to-market the liability through January 31, 2011.  The conversion feature was valued at October 19, 2009 and January 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	October 19, 2009	January 31, 2011

Volatility	126%	120.07%
Risk-free interest rate	1.50%	0.58%
Remaining contractual life (years)	3.0	1.72

 At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of approximately $6.1 million each, based upon the Black-Scholes valuation model.  The warrants will be accounted for using mark-to-market accounting and charged to the condensed statements of operations in a manner similar to the conversion feature at each reporting date.

At January 31, 2011, the Company accounted for the warrant liabilities using the fair value method, with the resultant expense recognition recorded in the condensed statements of operations.  At January 31, 2011, the fair value of the Series A and Series B warrant liabilities were approximately $3.5 million and $4.1 million, respectively.  The fair value of the Series A warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $2.6 million gain recorded to mark to market the liability through January 31, 2011.  The fair value of the Series B warrant is comprised of the $6.1 million recorded at the closing for the Offering and approximately $2 million gain recorded to mark-to-market the liability through January 31, 2011.

The Series A and Series B warrant liabilities were valued at October 19, 2009 and January 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 19, 2009	January 31, 2011	October 19, 2009	January 31, 2011

Volatility	126%	120.07%	113.17%	128.89%
Risk-free interest rate	1.50%	0.58%	2.36%	1.46%
Remaining contractual life (years)	3.0	1.72	5.0	3.72

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

In January 2011, the Company realized gross proceeds of $500,000 for common stock to be issued at $0.20 per share.  The Company will issue 2,500,000 shares of its common stock and 2,500,000 five-year warrants with an exercise price of $0.50 per share.

8.           REVENUE RECOGNITION

The Company recognizes revenue in accordance with SAB No. 104, “Revenue Recognition” issued by the staff of the SEC.  Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

    The Company enters into marketing and distribution agreements, which contain multiple deliverables.  The Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated.  A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer and if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.  Arrangement consideration is allocated to units of accounting on a relative fair-value basis if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company.  Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition is applied to each unit of accounting.

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

The Company has evaluated both the License Agreement and the Termination Agreement and has determined that the Company is obligated to provide royalty payments in the event the Company has net sales.  As such, as of January 31, 2011, the Company has not recognized into income any of the $5 million upfront payment received under the License Agreement.

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

10.           CONTINGENCIES

Except for the disclosure below, there have been no material changes with respect to the Company’s contingencies as disclosed in the “Notes to the Financial Statements – Contingencies” in the Company’s Annual Report.

 In February 2011, the Company terminated its contract with the clinical research organization (“CRO”) upon the Company’s decision to suspend the Phase II non-small cell lung trial.   No termination fees were paid to the CRO.

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements and notes to those statements included in Item 8 of Part II of our Annual Report and our financial statements for the three and six month periods ended January 31, 2011 included elsewhere in this report.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for life threatening-diseases, such as malignant mesothelioma and other cancers.  Our corporate strategy is to become a leader in the discovery, development, and commercialization of novel ribonuclease (RNase) therapeutics for cancer and other life-threatening diseases.  To date, we have three full-time employees who conducted all administrative and research and development operations at our facility in Monmouth Junction, New Jersey.

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

Almost all of the $73.7 million of research and development expenses we have incurred since our inception has gone toward the development of ONCONASE® and related drug candidates.  For the three and six months ended January 31, 2011 and for fiscal years ended July 31, 2010 and 2009, our research and development expenses were approximately $0.4 million, $0.6 million, $0.5 million and $3.3 million, respectively, almost all of which were used for the development of ONCONASE® and related drug candidates.  We cannot predict with certainty what our total cost associated with obtaining marketing approvals will be, and we are unable to predict when and if such approvals will be granted, or if and when actual sales will occur.

As previously disclosed, we had an agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to screen our compounds (ONCONASE®, P31, rAmphinase 2) for its potential anti-viral activity. In July 2010, scientists supported by NIAID reported positive in vitro results after testing our compounds for Dengue fever and Yellow fever.  According to the scientists supported by NIAID, these results have rarely been seen before. Currently there is no therapy available to treat Dengue and Yellow fever post-infection.  Further in vitro studies for the Severe Acute Respiratory Syndrome (SARS) virus, and Cytomegalovirus (CMV), have also yielded positive results.  In the case of CMV, a virus that is a member of the herpesvirus family, our compounds were compared to Ganciclovir, a drug marketed by Roche.  Results confirmed that two of our compounds were between three and eleven times more potent than Ganciclovir in a head-to-head comparison. Moreover, our compounds did not display the level of toxicity inherent with any of the drugs approved by the FDA for CMV disease.  None of the approved drugs for this indication are well tolerated by patients.  In 2008, the market for CMV drugs was $600 million with Ganciclovir controlling over 90% of the market.  Industry observers estimate that sales for CMV disease would top one billion dollars if there were a drug available that was both safe and effective.  Based upon the results of the in vivo studies conducted to date, we anticipate starting in vivo studies for Yellow fever in the late first calendar quarter of 2011.  Subject to the availability of funding, studies for Dengue fever, CMV and HPV are anticipated to commence in the second calendar quarter of 2011.

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

In February 2011, based upon the previously reported positive results of the in vivo studies performed at the NIAID for Yellow fever, Dengue fever, CMV, SARS and HPV, we decided to focus our resources to further these studies.  Therefore, we placed on hold the Phase II trial of ranpirnase (ONCONASE®) in patients suffering from non-small cell lung cancer.  We continue to seek financing required to allow us to continue pursuing the development of ranpirnase.

We fund the research and development of our products primarily from cash receipts resulting from the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our tax benefit and research credits, interest income and financing received from Kuslima Shogen, our former Chief Executive Officer.  Our current cash reserves will be used to fund our clinical and pre-clinical research and development efforts for ranpirnase.  The most significant expenses will be incurred for the currently anticipated in vivo studies for Yellow fever, Dengue fever, CMV and HPV.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.

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

Liquidity and Capital Resources

We have reported cumulative net losses of approximately $18.7 million for the two most recent fiscal years ended July 31, 2010.  The net losses from date of inception, August 24, 1981 to January 31, 2011 amount to approximately $120.7 million.  As of January 31, 2011, we have a working capital deficit of approximately $11.2 million.

We have financed our operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements.  Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products, and investment income and financing received from Kuslima Shogen, our former Chief Executive Officer.  As of January 31, 2011, we had approximately $0.7 million in cash and cash equivalents.  We currently believe that our cash reserves, including the approximately $0.3 million restricted cash intended for future clinical trials, can support our activities into our first fiscal quarter ending October 2011, based upon our reduced operations.

The use of our cash will be to fund our clinical and pre-clinical research and development efforts for ranpirnase.  The most significant expenses will be incurred for the currently anticipated in vivo studies for Yellow fever, Dengue fever, CMV and HPV.  Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical and pre-clinical development.  We will need to obtain additional financing in order to continue our operations.  Given current market conditions, it may be very difficult, if not impossible, to obtain such financing.  In order to continue our operations we will need to pursue strategic alternatives for the further development of ONCONASE®.

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

Results of Operations

Three month periods ended January 31, 2011 and 2010

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any material sales in the three month periods ended January 31, 2011 and 2010.

Research and development expense for the three month period ended January 31, 2011 was approximately $0.4 million compared to approximately $0.1 million for the same period in 2010, an increase of approximately $0.3 million.  The increase was primarily related to the initiation and thereafter, suspension of the Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer.

General and administrative expense for the three month period ended January 31, 2011 was approximately $0.3 million compared to approximately $0.4 million for the same period in 2010, a decrease of approximately $0.1 million, or 34%.  This decrease was primarily due to decreased professional fees and other general administrative expenses.

Interest expense for the three month period ended January 31, 2011 decreased by approximately $8.4 million compared to the same period last year.  This decrease was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009 and the original recognition of and the change in valuation of the derivative liability.

The net income for the three month period ended January 31, 2011 was approximately $11.3 million as compared to $3.0 million income for the same period last year, an increase of approximately $8.3 million. The net income was due to the change in fair value of derivative liability at January 31, 2011.

Six month periods ended January 31, 2011 and 2010

We focus most of our productive and financial resources on the development of ONCONASE® and as such we did not have any material sales in the six month periods ended January 31, 2011 and 2010.

Research and development expense for the six month period ended January 31, 2011 was approximately $0.6 million compared to approximately $0.3 million for the same period in 2010, an increase of approximately $0.3 million.  The increase was primarily related to the initiation and thereafter, suspension of the Phase II clinical trial of ONCONASE® for the treatment of non-small cell lung cancer.

General and administrative expense for the six month period ended January 31, 2011 was approximately $0.7 million compared to $0.8 million for the same period in 2010, a decrease of $0.1, or 16%.  This decrease was primarily due to decreased professional fees and other general administrative expenses.

Interest expense for the six month period ended January 31, 2011 decreased by approximately $9.6 million compared to the same period last year.  This decrease was directly due to the beneficial conversion feature of the convertible debenture and warrants we issued in October 2009 and the original recognition of and the change in valuation of the derivative liability.

The net income for the six month period ended January 31, 2011 was approximately $2.4 million as compared to the net loss of approximately $6.9 million for the same period last year, an increase of $9.3 million.  The increase was due to the change in fair value of derivative liability at January 31, 2011. The cumulative loss from the date of inception, August 24, 1981 to January 31, 2011, amounted to $120.7 million.  We have incurred net losses during each year since our inception.  Such losses are attributable to the fact that we are still in the development stage and, accordingly, have not derived sufficient revenues from operations to offset our development stage expenses.

Off-balance Sheet Arrangements

We have no off-balance sheet debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of January 31, 2011.

Contractual Obligations and Commercial Commitments

There have been no material changes with respect to our operating leases as disclosed in the “Notes to the Financial Statements – Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates.  The following areas all require the use of judgments and estimates: research and development expenses, accounting for stock-based compensation, accounting for warrants issued with convertible debt and deferred income taxes.  Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate.  Actual results may differ from these estimates.  Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of “Notes to Financial Statements” in our Annual Report.

Recently Issued Accounting Standards

In October 2009, FASB issued amended guidance for separating consideration in multiple-deliverable arrangements.  It eliminates the requirement under previous guidance that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before recognizing a portion of revenue related to the delivered items, and establishes that revenue be allocated to each element based on its relative selling price, as determined by VSOE, TPE, or the entity’s estimated selling price if neither of the aforementioned is available.  Additionally, the amended guidance eliminates the residual method of allocation and expands required disclosures about multiple-element revenue arrangements.  It will be effective prospectively for revenue arrangements entered into beginning January 1, 2011, with early adoption permitted.  We adopted this guidance and it did not have a material impact on our financial statements.

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

In April 2010, the FASB issued a new guidance “Revenue Recognition – Milestone Method”.  This provision provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; 2) related solely to past performance; 3) be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and non substantive milestones.  This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2011, we were exposed to market risks, primarily changes in U.S. interest rates. As of January 31, 2011, we held total cash and cash equivalents of approximately $0.7 million. All cash equivalents have a maturity less than 90 days.  Declines in interest rates over time would reduce our interest income from our investments.  Based upon our cash and cash equivalents balance as of January 31, 2011, a market interest rate decrease of 1% would have minimal to no impact on the carrying value of our cash and cash equivalents.

Item 4.      Controls And Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of January 31, 2011, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission including without limitation, controls and procedures that are designed to ensure that the information required to be disclosed in reports by us that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely discussion regarding required disclosures.

    (b)  Changes in internal controls.

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

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

SIGNATURE PAGE

`    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAMIR BIOTECHNOLOGY, INC.
(Registrant)

March 22, 2011	By:	/s/Charles Muniz
	Name:	Charles Muniz
	Title:	Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)