Form 10-K
period 2012-07-31
Tamir Biotechnology, Inc.
filed 2013-04-25
CIK 708717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the reported last sale price of the common stock on January 31, 2012, the end of the registrant’s second fiscal quarter, was approximately $2,898,584. As of April 25, 2013 there were 217,364,331 shares of common stock, par value $.001 per share, outstanding.

Documents Incorporated by Reference

None

1

PART I

ITEM 1. BUSINESS.

This Annual Report on Form 10-K for the year ended July 31, 2012 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the year ended July 31, 2012 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future Securities and Exchange Commission (“SEC”) reports. These forward-looking statements include, but are not limited to, statements about:

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

Many of the important factors that determine these results are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

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

BUSINESS OVERVIEW

Tamir Biotechnology, Inc. (formerly known as Alfacell Corporation) (“Tamir”, “Company”, “we”, “us”, “our”, “our Company”) is a Delaware corporation incorporated on August 24, 1981. We are a biopharmaceutical company primarily engaged in the discovery, development, and licensing of a new class of antiviral therapeutic drugs for the treatment of pathological conditions. Our proprietary drug discovery and development program consists of novel therapeutics which is being developed from amphibian ribonucleases (“RNases”). Since 2011, Tamir’s focus has been antiviral therapeutic drug development and licensing.

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

In February 2011, we decided to suspend the Phase II trial of ONCONASE® in combination with carboplatinum regimens in patients suffering from non-small cell lung cancer who have reached maximum progression after receiving two cycles of Alimta plus Carboplatin. Given our limited resources and based on previously reported positive in vitro antiviral results, we shifted our focus to the completion of in vivo studies for CMV, and HPV. We continue to seek financing that will allow us to continue pursuing the development of ONCONASE®.

ONCONASE®, our lead drug product candidate, will be evaluated in preclinical and human clinical trials for multiple antiviral applications. Among first the targets will be the HPV and the CMV. There are over 120 HPV types that have been identified and are referred to by number. Types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59, 68, 73, and 82 are carcinogenic "high-risk" sexually transmitted HPVs and may lead to the development of cervical intraepithelial neoplasia (CIN), vulvar intraepithelial neoplasia (VIN), penile intraepithelial neoplasia (PIN), and/or anal intraepithelial neoplasi (there are approximately 100 types, with 40 types transmitted by sexual contact) HPV is the most common of sexually-transmitted diseases known to cause genital warts, often leading to cervical or genital cancer, and recurrent respiratory papillomatosis (“RRP”) which involves the growth of warts in the throat, often leading to oropharyngeal cancer. CMV is found throughout the world in all geographic and socioeconomic groups. Besides causing severe congenital infections leading to birth defects, CMV causes a wide spectrum of disorders ranging from asymptomatic, sub-clinical infections to mononucleosis syndrome in healthy individuals to life-threatening disseminated disease in immune-compromised patients.

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

There is no drug licensed to treat congenital CMV infection. There is limited data on the use of antiviral medications in infants with symptomatic congenital CMV infection with central nervous system involvement. Pediatricians and other specialists play an important role in making sure children with congenital CMV infection are assessed and treated as needed. (See Treatment for Babies Born with CMV).

There is no available vaccine for preventing congenital CMV disease. However, a few CMV vaccines are being tested in humans, including live attenuated (weakened) virus vaccines and vaccines that contain only pieces of the virus. The Institute of Medicine ranked the development of a CMV vaccine as a highest priority because of the lives it would save and the disabilities it would prevent. It may be a number of years before there is a FDA-approved CMV vaccine.

Competition

There are many companies with significantly greater resources currently marketing approved drug products, and developing new drug products designed to treat several of the viruses we may seek to treat with our products. The drug products currently marketed or developed by these companies may prove to be more effective than the products we seek to develop.

We are not aware, however, of any product currently being marketed that has the same mechanism of action as our proposed anti-viral agent. Search of scientific literature reveals no published information that would indicate others are currently employing this method or producing such an anti-viral agent. However, we cannot assure you others may not develop new treatments more effective than our proposed anti-viral compound.

BUSINESS STRATEGY

Our goal is to become a leading biopharmaceutical company focused on discovering and developing innovative anti-viral treatments based on our proprietary RNase technology platform. Our strategy consists of the following key elements:

Focus on the Growing Anti-viral Market

In November 2009, we entered into an agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”) to screen our compounds (ONCONASE®, P31, rAmphinase 2) for its potential anti-viral activity. In July 2010, scientists supported by NIAID reported positive in vitro results after testing our compounds for Dengue and Yellow fevers. According to the scientists supported by NIAID, these results have rarely been seen before. Currently, there is no therapy available to treat Dengue or Yellow fever post-infection. Further in vitro studies for Severe Acute Respiratory Syndrome (“SARS”) virus, and CMV, have also yielded positive results. In the case of CMV, a virus that is a member of the herpes virus family, our compounds were compared to Ganciclovir, a drug marketed by Roche. Results confirmed that two of our compounds were between three and 11 times more potent than Ganciclovir in a head-to-head comparison. Moreover, our compounds did not display the level of toxicity inherent with any of the drugs approved by the FDA for CMV disease. None of the approved drugs for this indication are well tolerated by patients. Based on the results of the in vivo studies conducted to date, we anticipate starting proof of concept studies sometime in second quarter of 2013, and in vivo studies sometime in the fourth quarter of 2013. Subject to the availability of funding, further testing on other viruses is currently on-going.

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

Novel Amphibian Ribonucleases (Amphinases)

We also discovered a series of proteins, collectively named amphinases that may have therapeutic uses. These proteins are bioactive in that they have an effect on living cells and organisms and have both anti-cancer and anti-viral activity. All of the proteins characterized to date are RNases. Preclinical testing of the new candidates collectively called amphinases showed them to be similarly active to ranpirnase. Their chemical structure makes them ideal candidates for genetic engineering of designer products.

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

Evaluation of Compounds as an Anti-Viral Agent

The ribonucleolytic activity was the basis for testing ONCONASE® as a potential anti-viral agent against HIV. The National Institute of Health (“NIH”) has performed an independent in vitro screen of ONCONASE® against the HIV virus type 1. The results showed ONCONASE® to inhibit replication of HIV by up to 99.9% after a four-day incubation period at concentrations not toxic to uninfected cells. In vitro findings by the NIH revealed ONCONASE® significantly inhibited production of HIV in several persistently infected human cell lines, preferentially breaking down viral ribonucleic acid (“RNA”) while not affecting normal cellular ribosomal RNA and messenger RNAs, which are essential to cell function.

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

On November 23, 2011, Tamir entered into a Memorandum of Understanding (“MOU”), with US Pharmacia, hereafter (USPI and/or affiliates), pursuant to which USPI, will be granted the exclusive marketing , sales, and distribution rights of ONCONASE® for use in Human Papillioma Virus (HPV) in the European Territory upon completion of full License payment. Territory includes Western and Eastern Europe. USPI was to pay Tamir $1 million in installments provided Tamir achieves certain milestones. Under the MOU, on December 12, 2011, Tamir received an initial payment of $405,000 and Tamir provided USPI with Proof of Concept (“POC”) demonstrating successful formulation drug formulation of ONCONASE® which will be used to treat genital and skin warts caused by the HPV and in vivo penetration of ONCONASE® into the skin. Tamir provided this POC by March 31, 2011. USPI has agreed to make a $95,000 milestone payment to Tamir, for the completion of a topical formulation and initiation of testing of ONCONASE® in the HPV POC study. On June 13, 2012, Tamir received initial results from the independent laboratory performing the ongoing non-clinical POC study of ONCONASE® as a potential HPV. Once other pre-clinical milestones are met USPI shall pay Tamir the balance of $500,000 in installments.

GENESIS Pharma S.A.

In December 2006,  we entered into a Distribution and Marketing Agreement with GENESIS Pharma S.A. (“GENESIS”), pursuant to which GENESIS was granted exclusive rights for the marketing, sales, and distribution of ONCONASE® for use in oncology in Greece, Cyprus, Bulgaria, Romania, Slovenia, Croatia, Serbia and Macedonia (the “Region”) for an initial term that ends upon the earlier of (i) 10 years from the first commercial sale in the Region and (ii) the date all of the patents covering the product in the Region expire. We will retain ownership of all intellectual property relating to ONCONASE® and responsibility for all regulatory filings with EMEA (Europe, Middle East and Africa), in the European Union (“EU”), with GENESIS providing assistance with regard to regulatory filings in the non-EU countries included in this agreement. We will also be responsible for manufacturing and supplying the product to GENESIS, which will distribute the product. GENESIS will have lead responsibility for all ONCONASE® commercialization activities and will manage all operational aspects of the marketing, sales and distribution of the product in the Region. We are entitled to receive milestone payments based on the achievement of certain regulatory approvals and certain sales goals. In addition, we will receive a royalty on net sales as well as a transfer price for product sold by us to GENESIS.

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

Employees

As of July 31, 2012, we had two part-time employees, of whom one was engaged in clinical and pre-clinical research and development activities and the other was engaged in administration and management. All of our employees have entered into confidentiality agreements with us. None of our employees are covered by a collective bargaining agreement.

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

If we are unable to successfully raise the capital we need, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. We have incurred losses from operations in the prior two years and lack liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited financial statements an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

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

We own two patents jointly with the U.S. government. These patents expire in 2016. We also own 18 U.S. patents with expiration dates ranging from 2013 to 2024, three European patents with expiration dates ranging from 2013 to 2019, and three Japanese patents with expiration dates ranging from 2013 to 2016. The scope of protection afforded by patents for biotechnological inventions is uncertain, and such uncertainty applies to our patents as well. Therefore, our patents may not give us competitive advantages or afford us adequate protection from competing products. Intellectual property litigation, including patent litigation, is expensive and our resources are limited. To date, we have not received any threats of litigation regarding patent issues. However, if we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both.

We may be sued for infringing on the intellectual property rights of others.

Our commercial success also depends in part on not infringing upon the patents or proprietary rights of third parties. The biotechnology industry has produced a proliferation of patents, and the scope of protection afforded by those patents is not always clear. The scope of protection afforded by a patent is determine by the court in which the infringement action is tried, and such determinations are not always consistent. While we have not been sued for infringing the intellectual property rights of others, there can be no assurance that products and methods we have under development do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. Although U.S. patent applications filed in recent years are published 18 months after filing, older applications are not published until they issue as patents. Further, in some circumstances, publication of even recently-filed patent applications may not occur. As a result, we may not be aware of a patent until it issues and the owner asserts it against us, making it difficult to proactively avoid patent infringement. If we are sued for patent infringement, we may need to demonstrate that the patent claims are invalid, which we may not be able to do. Proving such invalidity is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may also need to obtain license rights from the plaintiff(s). We may not be able to obtain such license rights at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

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

Our President does not devote her full-time efforts to us.

While we believe that Jamie Sulley’s services will be available to us, she currently has a non-exclusive contractual agreement to perform the services of President for other companies. To assist with the ongoing operation of our company, we have contracted with other service providers to assist our President. To supplement this arrangement, we occupy office space adjacent to Ms. Sulley’s current place of business in order to facilitate a proximal work environment for her. There can be no assurances that the financial arrangements that we have made for Ms. Sulley, or the provisions of the management consulting agreement we entered into will be effective and adequate at this stage in our development to retain her services.

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

As of April 25, 2013 our officers, directors and principal stockholders (greater than 5% stockholders) collectively own 24.66% of our outstanding common stock, and 48.74% of our fully-diluted common stock. As a result of such ownership, these stockholders can affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 2. PROPERTIES.

On September 28, 2010, we entered into an office lease effective October 1, 2010, with Princeton Corporate Plaza, LLC for $3,794 per month including expenses. We leased 2,046 square feet of office and laboratory space in the building located at 11 Deer Park Drive, Suite 204, in the township of South Brunswick in the County of Middlesex, State of New Jersey. The lease began October 1, 2010, and ended September 30, 2011. The lease provided that the lease continue on a month to month basis after expiration of the stated term, and be terminated by either party upon 30 days advance notice. In February 2013, we moved our offices to 5825 Oberlin Drive, San Diego, California. We lease office space for $3,500 per month which includes parking and service fee.

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

On May 15, 2012, Charles Muniz, the Company’s former President, Chief Executive Officer and Chief Financial Officer and a former director of the Company, filed a complaint against the Company asserting that he had been wrongfully discharged by the Company in violation of federal and state laws. More specifically, the complaint alleged the Company terminated Mr. Muniz’s employment and position as an executive officer of the Company in retaliation of Mr. Muniz’s complaints regarding the Company’s failure to disclose material information in reports filed with the SEC. The complaint seeks unspecified compensatory and punitive damages. The Company believes the claims are meritless and intends to defend the case vigorously.

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

The SEC commenced an administrative proceeding against the Company alleging that the Company is delinquent in filing its periodic filings with the SEC since the Company has not filed any of its periodic reports since the quarterly report on Form 10-Q filed for the period ended January 31, 2011. The purpose of the hearing is to determine whether it is appropriate for the SEC to suspend for a period of up to 12 months or to permanently revoke the registration of the Company’s common stock pursuant to Section 12 of the Securities Exchange Act of 1934. This action was instituted concurrently with a temporary suspension of trading of the common stock ordered by the SEC from January 25, 2013 through February 7, 2013.

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

The SEC commenced an administrative proceeding against the Company alleging the Company is delinquent in filing its periodic filings with the SEC since the Company has not filed any of its periodic reports since the quarterly report on Form 10-Q filed for the period ended January 31, 2011. The purpose of the hearing is to determine whether it is appropriate for the SEC to suspend for a period of up to 12 months or to permanently revoke the registration of the Company’s common stock pursuant to Section 12 of the Securities Exchange Act of 1934. This action was instituted concurrently with a temporary suspension of trading of the common stock ordered by the SEC from January 25, 2013 through February 7, 2013.

The Company intends to defend itself in the SEC administrative action and to file its delinquent periodic filings with the SEC. The Company’s Board of Directors believes the retention of a new management team are significant steps toward ensuring that the Company will be in a position to comply with its future and past reporting obligations.

The following table sets forth the range of high and low sale prices of our common stock for the fiscal years ended July 31, 2012 and 2011. The prices were obtained from Yahoo Finance, and are believed to be representative of inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended July 31, 2012:
First Quarter	$ 0.06	$ 0.06
Second Quarter	0.07	0.05
Third Quarter	0.06	0.05
Fourth Quarter	0.05	0.05

Year Ended July 31, 2011:
First Quarter	$ 0.52	$ 0.18
Second Quarter	0.49	0.25
Third Quarter	0.33	0.13
Fourth Quarter	0.20	0.08

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

Not Applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our consolidated operating results, consolidated financial condition, liquidity and cash flows for the years ended July 31, 2012 and 2011. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

Overview

We are a biopharmaceutical company primarily engaged in the discovery and development of a new class of antiviral therapeutic drugs for the treatment of pathological conditions. Our proprietary drug discovery and development program consists of novel therapeutics which are being developed from amphibian RNases.

Since our inception in 1981, we have devoted the vast majority of our resources to the research and development of ONCONASE®, as well as other related drug candidates. We focused our resources towards the completion of the clinical program for ONCONASE® in patients suffering from UMM.

On February 4, 2011, we decided to suspend the Phase II trial of ONCONASE® in combination with carboplatinum regimens in patients suffering from non-small cell lung cancer who have reached maximum progression after receiving two cycles of Alimta plus Carboplatin. Given our limited resources and based upon previously reported positive in vitro results, we shifted our focus to the completion of in vivo studies for CMV and HPV.

We have incurred losses since inception and we have not received the FDA approval of any of our drug candidates. We expect to continue to incur losses for the foreseeable future as we continue our efforts to receive marketing approval for our drug candidates, which includes the sponsorship of human clinical trials. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development or marketing rights to some of our drug candidates to third parties, collaborating with third parties to develop our drug candidates, or selling Company issued securities.

Results of Operations

Fiscal Year Ended July 31, 2012, as compared to Fiscal Year Ended July 31, 2011

Revenue for fiscal 2012 was $0.5 million compared to $5.2 for fiscal 2011, a decrease of $4.7 million. In fiscal 2011, we recognized a nonrefundable license fee.

Research and development expense for fiscal 2012 was $0.3 million compared to $0.8 million for fiscal 2011, a decrease of $0.5 million, or 63%.

General and administrative expense for fiscal 2012 was $0.3 million compared $(0.2) million for fiscal 2011, an increase of $0.6 million. This increase is mainly related to the reversed compensation expense of $1,228,572 in fiscal 2011 as well as our reduced operations in fiscal 2012.

Other income (expenses) for fiscal 2012 decreased by $7.5 million. For fiscal 2012, other income (net) amounted to $2.0 million compared to $9.5 million reported for fiscal 2011. This decrease was directly due to reduced income from the mark-to-market valuation of the derivative liability of the convertible debenture and warrants we issued in October 2009.

The net profit for fiscal 2012 was $2.0 million compared to $14.1 million in fiscal 2011. The decrease in net profit is primarily due to a $7.5 million decrease in income from fair value valuation of the derivative liability, which is a non cash income, a reversal of $1.4 million of compensation expenses in fiscal 2011 and reduced revenues of $4.7 million.

Liquidity and Capital Resources

The net losses from the date of inception, August 24, 1981, to July 31, 2011, were $107 million. We anticipate the Company will not generate significant profits over the coming years. We expect to use cash and equivalents to fund our operating activities. Future liquidity and capital requirements will depend on numerous factors, including the progress of research and product development programs, obtaining approvals and complying with regulations; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

At July 31, 2012, cash and equivalents totaled $0.02 million, compared to $0.4 million at July 31, 2011. During fiscal 2012, we used $0.3 million of cash in our operating activities. This amount compares to $0.5 million used in our operating activities during fiscal 2011.

On December 14, 2012, the Company completed a private placement of 10 “Units” at $100,000 per Unit, for $1 million pursuant to the Purchase Agreement. Each Unit consisted of (i) 13,846,945 shares of Common Stock, (ii) 1,000 Preferred Shares, each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) Warrants to purchase 12,626,184 shares of Common Stock at $0.003168 per share.

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

Off-Balance Sheet Arrangements

We have no debt, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value as of July 31, 2012.

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

As of July 31, 2012, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2012, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our ICFR as of July 31, 2012. In making its assessment of ICFR, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our ICFR was not effective as of July 31, 2012 due to the limited size of our staff and budget.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR that occurred during the fourth quarter of the year ended July 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our ICFR.

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

Fred Knoll, joined the Board on February 5, 2013. Since 1987, Mr. Knoll has been the principal and portfolio manager at Knoll Capital Management, an investment company managing funds over the last two decades in areas such as emerging growth companies, restructurings and China. During the 80’s and early 90’s, he was Chairman of the Board of Directors of Telos Corporation, a computer systems integration company, served as investment manager for General American Investors, was the U.S. representative on investments in leveraged buyouts and venture capital for Murray Johnstone, Ltd. of Glasgow, UK , and headed the New York investment group of Robert Fleming, Inc., at the time, a leading United Kingdom merchant bank subsequently acquired by JP Morgan, managing a venture capital fund and the U.S. research team.  Mr. Knoll started his investment career as an investment analyst at Capital Research (“Capital Group”) in the early 80s and held  positions in sales and marketing with Wang Inc. and Data General and software engineering with Computer sciences Corporation in the late 70s. Mr. Knoll is a Director of Tamir Biotechnology, Inc. and AtheroNova. Mr. Knoll holds a Bachelor’s of Science in Electrical Engineering and Computer Science from Massachusetts Institute of Technology (“M.I.T.”), a Bachelor’s of Science in Management from the Sloan School at M.I.T., and an M.B.A. from Columbia University in Finance and was a member of the Columbia University International Fellows Program.

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

____________________________

* Member

** Chair

Compensation Committee. All of the members of Tamir’s Compensation Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15). In fiscal 2012, the Compensation Committee did not meet. On June 28, 2004, the Board adopted Tamir Biotechnology, Inc.’s Compensation Committee Charter. According to its charter, the Compensation Committee shall consist of at least three members, each of whom shall be non-employee directors who have been determined by the Board to meet the independence requirements of the Nasdaq Stock Market.

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

Corporate Governance and Nominating Committee. All of the members of Tamir’s Corporate Governance and Nominating Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15). In fiscal 2012, the Corporate Governance and Nominating Committee did not meet.

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

Audit Committee. All of the members of Tamir’s Audit Committee are considered “independent directors” in accordance with Nasdaq Marketplace Rule 4200(a)(15) and Section 10A(m)(3) of the Securities Exchange Act. Tamir’s Board has determined that Mr. Brancaccio qualifies as an “audit committee financial expert” as defined by Item 407 of Regulation S-K. In fiscal 2012, the Audit Committee did not.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the SEC and written representations of certain reporting persons that no other reports were required, we believe that during fiscal 2012 all of our directors, executive officers and beneficial owners of more than 10% of any class of equity securities complied on a timely basis with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

Tamir has adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and controller and to all its other employees.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2012, the members of the Board who served on the Compensation Committee were Messrs. John P. Brancaccio and Paul M. Weiss, Ph.D. As of the date of this annual report on Form 10-K, Mr. Brancaccio and Dr. Weiss are independent directors and have never been officers of Tamir. During fiscal 2012, no executive officer of Tamir served on the compensation committee or Board of Directors of any other entity which had any executive officer who also served on the Compensation Committee or Board of Tamir.

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

The Compensation Committee believes the compensation program for executive officers should reward the achievement of the short-term and long-term objectives of the Company, and that compensation should be related to the value created for its stockholders. However, given the highly volatile nature of biotechnology company stocks it would be impracticable for the Company to tie executive compensation solely to stock performance. In making its compensation decisions, the Compensation Committee generally reviews the progress made by the individual officer in attaining his or her individual performance goals and the progress made by the Company in its drug development programs, while keeping the Company’s stock performance in mind. Generally, performance tied to the long-term objectives of the Company or the overall business objectives of the Company are rewarded with equity compensation, whereas performance tied to short-term goals of the Company, or individual performance, is rewarded with cash compensation. As different elements of the Company’s compensation have different underlying rationale and policy, determinations the Compensation Committee made with regard to one compensation element have not influenced decisions it made with respect to other compensation elements it contemplated or awarded. For example, the factor that our Chief Executive Officer may receive a bonus if the performance objectives are satisfied and may receive additional value through his stock options if the Company’s stock performs well has not influenced the determination as to the base salary of our Chief Executive Officer.

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

Role of Consultants and Market Review

The Compensation Committee possesses the authority under its charter to hire advisors to provide it with information as needed in making compensation decisions. The Compensation Committee did not use a compensation consultant for fiscal 2012.

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

Mr. Muniz was our only executive from April 3, 2009 to December 16, 2011. At the time he joined the Company, the Compensation Committee agreed to pay him a consulting fee of $3,500 per week plus cost of travel between his home state of Florida and our office in New Jersey. On October 19, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Muniz to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer. Under his Employment Agreement, Mr. Muniz was to receive an annual base salary of $300,000 plus cost of travel between his home state of Florida and our office in New Jersey and is entitled to receive cash incentive compensation or annual stock option awards as determined by the Board or the Compensation Committee of the Board from time to time. In addition, Mr. Muniz was entitled to participate in any and all employee benefit plans established and maintained by the Company for executive officers of the Company. Pursuant to the Employment Agreement, Mr. Muniz received an option (the “Option”), granted under and in accordance with the Company’s 2004 Stock Incentive Plan, to purchase an aggregate of 500,000 shares of Common Stock exercisable for 10 years from the date the Option is granted. The Option shall vest in equal amounts on each of the first, second and third year anniversary of the grant so long as Mr. Muniz remains employed by the Company. The exercise price of the Option equals the fair market value of the Common Stock on the date of grant.

The Employment Agreement continues in effect for two years following the date of the agreement and automatically renews for successive one-year periods, unless Mr. Muniz’s employment was terminated by him or by the Company. In the event that Mr. Muniz’s employment was terminated by the Company for any reason, then Mr. Muniz was entitled to receive his earned but unpaid base salary and incentive compensation, unpaid expense reimbursements, accrued but unused vacation and any vested benefits under any employee benefit plan of the Company. In the event that Mr. Muniz’s employment was terminated by the Company without “Cause” or by Mr. Muniz for “Good Reason” (as such terms are defined in the Employment Agreement), and provided Mr. Muniz executes a release in favor of the Company, then in addition to the above mentioned payments and benefits, Mr. Muniz was entitled to receive an amount equal to his then current annual base salary, payable in equal installments over 12 months in accordance with the Company’s payroll practice, and all medical and health benefits for 18 months following the termination date. In addition, in the event Mr. Muniz’s employment was terminated without Cause or for Good Reason within 12 months following a Change in Control (as defined in the Employment Agreement), and provided Mr. Muniz executes a release in favor of the Company, in lieu of the severance described above, Mr. Muniz was entitled to receive a lump cash payment equal to his then current annual base salary, all medical and health benefits for 18 months following the termination date and full acceleration of vesting of all unvested stock options and other share-based awards. Mr. Muniz’s Employment Agreement requires him to refrain from competing with the Company and from hiring our employees and soliciting our customers for a period of one year following the termination of his employment with the Company for any reason. The Employment Agreement was filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on October 20, 2009.

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

Executive Compensation Components

Compensation for the Company’s executive officers includes the following components:

Base Salary. Fixed annual compensation that is certain as to payment and provides continuous income to meet ongoing living costs. This component is intended to ensure that Tamir is able to retain executives capable of achieving the Company’s strategic and business objectives. The Compensation Committee reviews executive officers’ salaries annually and will make adjustments based on its expectations of that officer’s performance as compared to the officer’s actual performance and what the Compensation Committee’s expectations are for that officer’s future performance. Additionally, the Compensation Committee factors in cost of living adjustments as well as the Company’s overall performance and stock performance. As described on our annual report on Form 10-K for fiscal 2008, the Compensation Committee also utilized a study of market compensation levels prepared by an independent compensation consultant in order to evaluate the executive’s compensation, including base salaries. Such a study was used by the Compensation Committee in setting base salaries for the Company’s fiscal 2008. Such study was not used in previous years, except for fiscal 2008 and was not used in fiscal 2012.

In light on the Company’s financial difficulties, lack of executive leadership and inability to conduct a thorough market-based analysis of executive compensation, the Compensation Committee determined that Mr. Muniz, the Company’s sole executive officer, received the same base compensation package, in all material respects, as his predecessor, Kuslima Shogen.

Stock Option Grants. Long-term incentive plan which offers eligible Company officers and employees incentives to put forth maximum efforts for the success of the Company’s business, to afford executive officers an opportunity to acquire a proprietary interest in the Company and to relate the compensation of officers to the value they create for the Company’s stockholders. Currently, all share-based awards are granted under the 2004 Stock Incentive Plan, which was approved by the stockholders of the Company in November 2003 and in January 2004, respectively. The 2004 Stock Incentive Plan provides for the grant of stock options and other share-based awards to employees, officers, consultants, independent contractors and directors providing services to Tamir and its subsidiaries as determined by the Compensation Committee. The types of awards that may be granted under the 2004 Stock Incentive Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, other stock grants, other share-based awards and any combination thereof. Stock options are granted based on the fair market value of a share on the date of grant of such option. The terms, time and method of the options are determined at the sole discretion of the Compensation Committee.

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

Tax and Accounting Considerations

Deductibility of Executive Compensation. In making compensation decisions affecting the executive officers, the Compensation Committee considers the Company’s ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Compensation Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers. Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule. The Compensation Committee cannot assure that it will be able to fully deduct all amounts of compensation paid to persons who are named executive officers in the future. Further, because the Compensation Committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m). The cash compensation that the Company paid to each of its named executive officers during 2012 was below $1 million. We believe that stock options granted under the 2004 Stock Incentive Program would qualify as “performance-based compensation” and therefore are Section 162(m) qualified.

Summary Compensation Table

The following table provides a summary of cash and non-cash compensation for fiscal 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)		Total
		($)	($)	($)(1)	($)(1)		($)	($)		($)
Lawrence A. Kenyon (7)	2012	40,000	—	—	8,661	—	—	1,471	(6)	50,132
Charles Muniz	2012	120,000	—	—	—	—	—	$4,033	(5)	124,033
President, Chief Executive Officer and Chief Financial Officer(3)	2011	323,076	—	—	—	—	—	30,698	(5)	353,174

__________________________

(1)	These amounts represent the dollar amount recognized for financial statement reporting purposes the grant date fair value of stock options granted to the named executive.
(2)	Excludes perquisites and other personal benefits that in the aggregate do not exceed $10,000.
(3)	Mr. Muniz served as the Company’s President, Chief Operating Officer, Chief Financial Officer and director to the Board from April 3, 2009 until December 16, 2011 where he was replaced by Lawrence A. Kenyon.
(4)	Mr. Kenyon began consulting with the Company on December 16, 2011. He was appointed as the Company’s President, Chief Operating Officer and Chief Financial Officer. These amounts represent consulting fee from December 2011 to July 2012.
(5)	This amount consists of travel cost reimbursements totaling $0 and $14,567 and health insurance reimbursement of $4,033 and $16,131 for fiscal 2012 and 2011.
(6)	This amount consists of travel cost reimbursements.
(7)	As of February 2013, Mr. Lawrence is no longer with the Company.

Grants of Plan-Based Awards in Fiscal 2012

During fiscal 2012, 400,000 stock options under equity and non-equity incentive plans were granted to Mr. Kenyon.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the Executive Officer concerning the exercisable and unexercisable stock option awards held as of July 31, 2012(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lawrence A. Kenyon (2)	100,000	300,000	-	$0.04	12/31/17
Charles Muniz (2)	-	-	-	-	-

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.
(2)	Mr. Kenyon and Mr. Muniz are no longer with the Company.

Option Exercises and Stocks Vested

The Named Executive Officers did not exercise options during fiscal 2012.

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

The exercise price and vesting schedules for the regular and discretionary option grants described above are set forth in the table titled “Directors’ Stock Options” below. The total compensation paid to independent directors for their service as directors of the Company for fiscal 2012 is set forth in the table titled “Directors’ Compensation” below.

During fiscal 2012, the following independent or non-employee directors were compensated as follows for their service as directors of the Company:

Directors’ Stock Options

During fiscal 2012, the following independent or non-employee directors were granted options under Tamir’s 2004 Stock Incentive Plan as described above:

Name	Number of Options Granted	Exercise Price of Options Granted
John P. Brancaccio	375,000 (1)(2)	$0.04
Charles Muniz	375,000(1)(3)	$0.04
David Sidransky, M.D.	540,000(1)(4)	$0.04
Paul M. Weiss, Ph.D.	375,000(1)(5)	$0.07

(1)	All the options listed here were granted on July 23, 2012 and vested on December 31, 2012, provided that the option holder continuously remained a director until such time, and expire on December 31, 2016. The exercise price of these options was the closing price of the Company’s Common Stock on the date of the grant.
(2)	Mr. Brancaccio’s options are the result of his serving on the as Chairman of the Audit and Compensation Committees.
(3)	Mr. Muniz options are the result of his serving as Director of the company.
(4)	Dr. Sidransky’s options are the result of his serving as Chairman of the Board, Chairman of the Corporate Governance and Nominating Committee, Chairman of the Research and Clinical Oversight Committee and a member of the Commercial and Business Development Oversight Committee.
(5)	Dr. Weiss’ options are the result of his serving on the Compensation Committee, the Corporate Governance and Nominating Committee, the Audit Committee, the Research and Clinical Oversight Committee.

Directors’ Compensation

During fiscal 2012, the following independent or non-employee directors were compensated as follows for their service as directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Brancaccio	—	—	8,090	—	—	—	8,090
Charles Muniz	—	—	8,090	—	—	—	8,090
David Sidransky, M.D.	—	—	11,650	—	—	—	11,650
Paul Weiss, Ph.D.	—	—	8,090	—	—	—	8,090

(1) These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to non-employee directors for fiscal 2012. The grant date fair value of the options was estimated using the Black-Scholes stock option pricing model. Valuation assumptions used in the calculation are as disclosed in this annual report on Form 10-K for the year ended July 31, 2012. (2) Options granted to Mr. Muniz were cancelled on February 5, 2013 as Mr. Muniz was removed from the Company’s Board of Directors

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to the independent or non-employee directors concerning exercisable and unexercisable stock options held as of July 31, 2012(1):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John P. Brancaccio	20,000	-	1.60	12/30/12
	15,000	-	1.49	02/08/13
	35,000	-	1.72	12/31/13
	35,000	-	0.24	12/31/14
	125,000	-	0.26	12/31/15
	125,000	-	0.12	12/31/16
	-	375,000(2)	0.04	12/31/17
Charles Muniz(3)	-	375,000(2)	0.04	12/31/17
David Sidransky, M.D.	20,000	-	1.60	12/30/12
	70,000	-	1.49	02/08/13
	90,000	-	1.72	12/31/13
	90,000	-	0.24	12/31/14
	180,00	-	0.26	12/31/15
	180,000	-	0.12	12/31/16
	-	540,000(2)	0.04	12/31/17
Paul M. Weiss, Ph.D.	20,000	-	1.60	12/30/12
	30,000	-	1.49	02/08/13
	50,000	-	1.72	12/31/13
	50,000	-	0.24	12/31/14
	125,000	-	0.26	12/31/15
	125,000	-	0.12	12/31/16
	-	375,000(2)	0.04	12/31/17

____________________________

(1)	The Company does not have stock awards as part of its compensation program, therefore the columns entitled “Stock Awards” have been omitted from this table.
(2)	These options vested on December 31, 2012.
(3)	Options granted to Mr. Muniz were cancelled on February 5, 2013 as Mr. Muniz was removed from the Company’s Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has overall responsibility for evaluating and approving the Company’s executive officer compensation plans, policies and programs, including compensation of the Chief Executive Officer. During fiscal 2012 the Compensation Committee consisted of three independent directors. Our compensation program, both for our executive officers as well as for all employees, is based on the philosophy that the interests of our employees should be closely aligned with those of our stockholders. As with many other biotechnology companies, Tamir' s current level of development and the highly volatile nature of biotechnology stocks in general makes executive compensation, which is normally based on sales and earnings goals, or strictly based on stock performance, impracticable. In determining compensation, the Compensation Committee generally reviews the progress made by the individual officer in attaining his or her individual goals and the progress made by the Company in its drug development programs. In addition, the Compensation Committee keeps the Company's stock performance in mind when making compensation decisions. Finally, the Compensation Committee generally reviews and takes into account competitive factors regarding compensation. Our compensation program is based on the following principles:

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

John P. Brancaccio, Chairman

David Sidransky, M.D.

Paul M. Weiss, Ph.D.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner or Identity of Group	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding(1)

Knoll Capital Management LP, Fred Knoll and Europa International, Inc. (2) 666 Fifth Avenue, Suite 3702 New York, NY 10103	244,802,762	43.8%
Revanch Fund	26,514,989	6.4%
Fragrant Partner	132,574,947	27.3%
W-Net Fund I LP, W=Net Fund GP I LLC, and David Weiner (3)	44,191,645	10.4%

(1)	The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of the date of the calculation by (ii) the sum of (A) the number of shares of Common Stock outstanding as of the date of the calculation, plus (B) the number of shares issuable upon conversion of securities convertible into shares of Common Stock and upon exercise of options or warrants held by such stockholder.
(2)	Knoll Capital Management LP, Fred Knoll and Europa International, Inc. filed a Form3 on December 14, 2012 with the SEC as joint filers.
(3)	W-Net Fund I LP, W-Net Fund GP I LLC. filed a schedule 13D on February 5, 2013 with the SEC as joint filers.

Security Ownership of Management

Name and Address of Beneficial Owner or Identity of Group(1)	Position	Amount and Nature of Beneficial Ownership(2)	Percent of Shares Outstanding(3)
Jamie Sulley	President and Director	16,902,667	4.3%
Joanne Barsa	Chief Financial Officer	-	-
John P. Brancaccio	Director	701,300	0.2%*
Fred Knoll	Director	244,802,762(4)	43.8%
Francis Patrick Ostonic	Director	-	0.0%*
David Sidransky, M.D.	Chairman of the Board	1,125,000	0.3%*
Paul M. Weiss, Ph.D.	Director	765,090	0.2*
All Named Executive Officers and directors as a group (4 persons)		264,296,819(5)	48.74%

____________________________

*	Represents less than 1% of Tamir’s outstanding Common Stock.
(1)	Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them. The address of all Named Executive Officers and directors is c/o Tamir Biotechnology, Inc., 12750 High Bluff Dr., Suite 190, San Diego, CA 92130.
(2)	All shares listed are Common Stock. Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(1) under the Exchange Act, and the beneficial owner has sole voting and investment power, subject to community property law where applicable. The information presented in this table is based on 217,364,331 shares of our common stock and preferred shares convertible into 177,185,200 shares of our common stock on April 25, 2013.
(3)	The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder by (ii) the sum of (A) the number of shares of Common Stock outstanding plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder.
(4)	Knoll Capital Management LP, Fred Knoll and Europa International, Inc. filed a Form 3 on December 14, 2012 with the SEC as joint filers.
(5)	Includes all shares owned beneficially by the directors and the executive officers named in the table.

The following table provides information as of July 31, 2012 on our equity based compensation plans that may be issued upon the exercise of stock options:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,414,267	$ 0.80	3,065,333

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company recognizes that related party transactions can create the appearance that Company decisions are made based on factors other than the Company’s best interest or the best interest of the Company’s stockholders. Related party transactions can also create potential or actual conflicts of interest between the Company and the related party. For purposes of Item 404 of Regulation S-K, related person transactions are transactions which exceed $120,000 in the aggregate or 1% of the average of the Company’s total assets at year end for the last three completed fiscal years, to which the Company and a related party with a direct or indirect material interest, participated. The Company’s Code of Business Conduct and Ethics requires that any such related party transactions be specifically approved by the Audit Committee. In addition directors, officers and employees must notify the Ethics Officer or the Chair of the Audit Committee of the existence of any actual or potential conflicts of interest. The Audit Committee performs a review of related party transactions as part of its review of the annual report on Form 10-K for the fiscal ended July 31, 2012.

The Company was a party to the following transactions in which the amount involved exceeded $120,000 and in which any executive officers, directors, holders of more than 5% of our capital stock and members of such person’s immediate families had or will have a direct or indirect material interest.

On October 20, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement entered into on October 19, 2009. Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s Common Stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 and the Company received $3,250,000 in gross proceeds. Charles Muniz, the Company’s President, Chief Executive Officer, Chief Financial Officer and Director, subscribed for 20 Units, certain trusts and individuals related to James O. McCash, Europa International Inc., an affiliate of Knoll Capital Management LP, subscribed for 15 Units.

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

On March 25, 2013, we engaged Goldman Kurland and Mohidin LLP (“GKM”), as our independent accountants to audit the Company's financial statements for fiscal 2011, 2012 and 2013. In the Company's two most recent fiscal years and subsequent interim periods prior to such engagement, the Company has not (itself or through someone acting on its behalf) consulted with GKM on either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

Audit fees paid by Tamir to its former auditor CohnReznick LLP for the audit of the financial statements included in Tamir’s annual report on Form 10-K, auditors’ review of the financial statements included in Tamir’s Quarterly Reports on Form 10-Q, for the years ended July 31, 2012 and 2011 totaled $0 and $68,000, respectively.

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
Joanne Barsa
Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Tamir Biotechnology, Inc. do hereby constitute and appoint Jamie Sulley, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

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

Tamir Biotechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Tamir Biotechnology, Inc.

San Diego, California

We have audited the balance sheets of Tamir Biotechnology, Inc. (the “Company”), as of July 31, 2012 and 2011, and the related statements of income, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits considered internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has a working capital deficiency of $5,438,254 and has an accumulated deficit of $107,007,490 as of July 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP

Encino, California

April 25, 2013

Tamir Biotechnology, Inc.

Balance Sheets

July 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and equivalents	$24,041	$354,198
Prepaid expenses	9,746	45,106
Other assets	11,382	—
Total current assets	45,169	399,304

Property and equipment, net of accumulated depreciation of $387,867 in 2012 and $379,325 in 2011	14,204	7,926
Other assets	—	11,382
Deferred financing costs	20,485	102,901

TOTAL ASSETS	$79,858	$521,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$583,610	$530,373
Accrued expenses	213,079	608,401
Derivative liability	1,256,425	4,603,285
Deferred rent	—	6,193
Convertible debt, less discount of $267,123 (related party, $894,863)	2,982,877	—
Accrued interest, convertible debt (related party, $134,229)	447,432	—
Total current liabilities	5,483,423	5,748,252
Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Convertible debt, less discount	—	1,908,447
Accrued interest, convertible debt	—	286,268
Total other liabilities	675,473	2,870,188

TOTAL LIABILITIES	6,158,896	8,618,440

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value. Authorized and unissued, 1,000,000 shares at July 31, 2012 and 2011	—	—
Common stock $0.001 par value. Authorized 250,000,000 shares at July 31, 2012 and 2011, issued and outstanding 53,823,880 and 49,823,880 shares at July 31, 2012, and 2011 respectively	53,824	49,824
Additional paid in capital	100,874,628	100,828,262
Accumulated deficit	(107,007,490)	(108,975,013)
Total stockholders’ deficiency	(6,079,038)	(8,096,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$79,858	$521,513

See accompanying notes to financial statements.

Tamir Biotechnology, Inc.

Statements of Income

Years Ended July 31, 2012 and 2011

	2012	2011

Revenues	$500,000	$5,200,000

Operating expenses:
Research and development	252,706	857,722
General and administrative	306,998	(244,191)

Total operating expenses	559,704	613,531

Income (Loss) from operations	(59,704)	4,586,469

Other Income (expense):
Investment income	3	250
Amortization of debt discount	(1,074,430)	(1,071,461)
Change in fair value of derivative liability	3,346,860	10,876,081
Interest expense - Related parties	(48,349)	(48,216)
Interest expense - Other	(196,857)	(197,979)
Total other income (expense)	2,027,227	9,558,675

Income before income tax expense	1,967,523	14,145,144

Income tax expense	—	940

Net Income	$1,967,523	$14,144,204

Income Per Common Shares
Basic	$0.04	$0.29
Diluted	$0.04	$0.05

Weighted Average Number of Shares Outstanding
Basic	49,834,839	48,109,962
Diluted	75,473,109	93,575,337

See accompanying notes to financial statements.

Tamir Biotechnology, Inc.

Statement of Stockholders' Deficiency

July 31, 2012 and 2011

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at July 31, 2010	47,313,880	$47,314	$101,456,909	$(123,119,217)	$(21,614,994)

Common stock sold	2,500,000	2,500	497,500	—	500,000
Stock option exercise	10,000	10	2,590	—	2,600
Stock-based compensation	—	—	(1,128,737)	—	(1,128,737)
Net income	—	—	—	14,144,204	14,144,204
Balance at July 31, 2011	49,823,880	49,824	100,828,262	(108,975,013)	(8,096,927)

Common stock sold	4,000,000	4,000	56,000	—	60,000
Subscription receivable	—	—	(30,000)	—	(30,000)
Stock-based compensation	—	—	20,366	—	20,366
Net income	—	—	—	1,967,523	1,967,523
Balance at July 31, 2012	53,823,880	$53,824	$100,874,628	$(107,007,490)	$(6,079,038)

See accompanying notes to financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

July 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,967,523	$14,144,204
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,542	24,668
Share-based compensation	20,366	(1,128,737)
Decrease in deferred rent	(6,193)	(6,193)
Amortization of debt discount	1,074,430	1,071,461
Change in fair value of derivative liability	(3,346,860)	(10,876,081)
Amortization of deferred financing costs	82,416	82,189
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	35,360	420,961
Decrease in restricted cash	—	1,228,236
Increase in accounts payable	53,237	22,481
Decrease in accrued expenses	(234,158)	(237,176)
Decrease in deferred revenue	—	(5,200,000)
Net Cash Used in Operating Activities	(345,337)	(453,987)

Cash Flows from Investing Activities:
Capital expenditures	(14,820)	—
Net Cash Used in Investing Activities	(14,820)	—

Cash Flows from Financing Activities:
(Decrease) in deferred financing costs	—	(3,027)
Payment of capital lease obligation	—	(12,641)
Proceeds from issuance of common stock, net	30,000	500,000
Proceeds from exercise of stock options and warrants, net	—	2,600
Net Cash Provided by Financing Activities	30,000	486,932

Net (decrease) increase in cash and equivalents	(330,157)	32,945
Cash and equivalents at beginning of year	354,198	321,253
Cash and equivalents at end of year	$24,041	$354,198

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,626	$3,286
Cash paid for taxes	$—	$940

See accompanying notes to financial statements.

Tamir Biotechnology, Inc.

Notes to Financial Statements

July 31, 2012 and 2011

NOTE 1 - Business Description

Tamir Biotechnology, Inc. (formerly known as Alfacell Corporation) is a Delaware corporation incorporated on August 24, 1981. We are a biopharmaceutical company primarily engaged in the discovery, development, and licensing of a new class of antiviral therapeutic drugs for the treatment of pathological conditions. Our proprietary drug discovery and development program consists of novel therapeutics which are being developed from amphibian ribonucleases (“RNases”). Since 2011, Tamir’s focus has been its antiviral therapeutic drug development strategy and plan.

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various forms life threatening diseases. As of July 31, 2012, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net profit for 2012 and 2011 of $1,967,523 and of $14,144,204, respectively.  As of July 31, 2012, the Company reported an accumulated deficit of $107,007,490.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  Since July 31, 2010, the Company raised a net of $1,562,600 through the issuance of common stock, convertible debentures, stock options and warrants. The Company is seeking additional capital to establish its operations.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

The financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the presentation in the current year. The reclassifications did not have an effect on the results of operations or the cash flow.

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

In July 2007, the Company entered into an agreement with US Pharmacia Spolka Z.O.O. (“USP”) to market, sell and distribute ONCONASE® in Poland and other countries in Eastern Europe. The Company received a $0.1 million upfront nonrefundable fee in July 2007 and is entitled to receive future additional fees, milestone payments and royalties. USP is responsible for all commercial costs in the territory. The Company has agreed to provide or arrange for contract manufacture of a commercial supply of ONCONASE® upon receipt of marketing approval in the territory.

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

In January 2008, the Company entered into a U.S. License Agreement for ONCONASE® with Par Pharmaceutical, Inc. (“Par”). Under the terms of the License Agreement, Strativa, the proprietary products division of Par, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the U.S. and its territories. The Company retained all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals, as well as all rights for those non-U.S. jurisdictions in which the Company has not currently granted any such rights or obligations to third parties. The Company received a nonrefundable cash payment of $5 million upon the signing of the License Agreement and would have been entitled to additional development and sales milestone payments and double-digit royalties on net sales of ONCONASE®.

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

The Company has evaluated both the License Agreement and the Termination Agreement and has determined the Company is obligated to provide royalty payments in the event the Company has net sales in the field of cancer. As such, the Company had not recognized into income any of the $5 million upfront payment received under the License Agreement. In February 2011, we decided to suspend the Phase II trial of ONCONASE® in combination with carboplatinum regimens in patients suffering from non-small cell lung cancer who have reached maximum progression after receiving two cycles of Alimta plus Carboplatin. Given our limited resources and based upon previously reported positive in vitro antiviral results, we shifted our focus to the completion of in vivo studies for Dengue fever, Yellow fever, CMV, and HPV. At this point we terminated any further development of our compounds in the cancer field. Therefore, as of February 2011, there was nothing left to do to earn the non-refundable deposit and the Company took the $5 million as income.

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

Recently Issued Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

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

NOTE 3 - Restricted Cash

Restricted cash was an escrow account held by a bank which can only disburse funds to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The escrow agreement governing the account terminated April 20, 2011 when all funds had been disbursed from the escrow account.

NOTE 4 - Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended July 31,
	2012	2011
Numerator:
Net income	$1,967,523	$14,144,204
Denominator:
Weighted average number of common shares outstanding	49,834,839	48,109,962

Income per common share
Basis	$0.04	$0.29
Diluted	$0.04	$0.05
Potentially dilutive securities:
Warrants	45,833,328	45,833,328
Convertible notes (principal & interest)	24,649,543	23,575,111
Stock options	5,414,267	3,854,867
Total potentially dilutive securities	75,897,138	73,263,306

The basic and diluted earnings per share for 2012 are the same because the potential dilutive securities were anti-dilutive for the year ended July 31, 2012.

NOTE 5 - Property and Equipment

Property and equipment, at cost, consists of the following at July 31:

	2012	2011

Laboratory equipment	$276,202	$276,202
Office equipment	125,869	111,049
Less accumulated depreciation	(387,867)	(379,325)
Property and equipment, net	$14,204	$7,926

Depreciation for fiscal 2012 and 2011 was $8,542 and $24,668, respectively.

NOTE 6 - Convertible Notes and Warrants

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received $3,250,000 in gross proceeds.

At July 31, 2012, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At July 31, 2012, the fair value of the conversion feature liability was $0.3 million. The fair value of the conversion feature was $6.1 million at the closing for the Offering and $1.3 million at July 31, 2011. The conversion feature was valued at July 31, 2012 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	July 31, 2012	July 31, 2011

Volatility	288.74%	156.53%
Risk-free interest rate	0.09%	0.09%
Remaining contractual life (years)	0.22	1.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of $6.1 million each, based upon the Black-Scholes valuation model. The warrants were accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At July 31, 2012, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations. At July 31, 2012, the fair value of the Series A and Series B warrant liabilities were approximately 0.3 million and $0.7 million, respectively. The fair value of the Series A warrant is was $6.1 million at the closing for the Offering and $1.3 million at July 31, 2011. The fair value of the Series B warrant was $6.1 million at the closing for the Offering and $2.0 million at July 31, 2011.

The Series A and Series B warrant liabilities were valued at July 31, 2012 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

Volatility	288.74%	156.53%	190.38%	174.80%
Risk-free interest rate	0.09%	0.09%	0.27%	0.48%
Remaining contractual life (years)	0.22	1.22	2.22	3.22

NOTE 7 - Stockholders' Deficiency

During fiscal 2011, the Company issued 430,000 stock options to the independent members of its Board of Directors with an exercise price of $0.12 per share and a 67 month exercise term. The aggregate grant date fair market value of these options of $40,850 was amortized over the seven-month vesting period.   The Company recognized compensation expense of $11,438 for fiscal 2011. The Company issued 90,000 stock options to a non-employee consultant for services rendered. The options vested immediately, have an exercise price of $0.34 per share and a five-year exercise term. The aggregate grant date fair market value of these options, $25,380, was recognized as an expense by the Company during fiscal 2011. During fiscal 2011, the Company issued 10,000 shares of its common stock upon the exercise of stock options by an employee at $0.26. The Company realized gross proceeds of $2,600 from this exercise.

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

On July 23, 2012, the Company issued 1,665,000 stock options to the independent members of its Board of Directors with an exercise price of $0.04 per share and a 65 month exercise term. The aggregate grant date fair value of these options of $35,920 is being amortized over the six-month vesting period.   The Company recognized compensation expense of $5,987 for fiscal 2012. 200,000 five-year stock options were issued for services rendered. These stock options vested immediately and have an exercise price of $0.04 per share. The total non-cash charge relating to these options was $4,331. In addition, the Company issued 400,000 stock options to an Executive Officer. 25% of these options vested and became exercisable immediately at the grant date; 25% vested and became exercisable January 23, 2013; 25% will vest and become exercisable July 23, 2013; and 25% will vest and become exercisable January 23, 2014, at$0.04 per share. On February 5, 2013, the terms of these options were changed and all options vested on that date. The aggregate grant date fair value of these options of $12,372 was amortized over the vesting period.  The Company recognized compensation expense of $2,556 for fiscal 2012. During fiscal 2012, the Company sold 4,000,000 shares of common stock to private investors at $0.15 per share resulting in net proceeds to the Company of $60,000 of which $30,000 was outstanding as of July 31, 2012.

NOTE 8 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal 2011 and 2012:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14
Expired	(6,450,672)	2.88	07/17/2011
Issued to unrelated parties	2,500,000	0.50	04/07/2016
Outstanding at July 31, 2011	45,833,328	$0.15 - $0.50	7/17/11 to 10/19/16
Expired	-	-	-
Issued to unrelated parties	-	-	-
Outstanding at July 31, 2012	45,833,328	0.15-0.50	10/19/12 to 4/7/16
Exercisable at July 31, 2012	45,833,328	$0.15 - $0.50	10/19/12 to 4/7/16

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

The fair value of the stock options at the grant date was estimated using the Black-Scholes valuation model and the following assumptions:

	2012	2011
Expected dividend yield	0%	0%
Risk-free interest rate	0.25%	0.84%
Expected volatility	152.69%	138.07%
Expected term (years)	2.5	3.1 – 5.0
Weighted average fair value of options at grant date	0.02	0.13

Option Activity

The following table summarizes stock option activity for the period July 31, 2010 to July 31, 2012:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance July 31, 2010	5,175,333	3,535,467	$ 1.45	6.03	$ 25,000
Granted	(520,000)	520,000	0.16
Expired	50,000	(190,600)	2.85
Exercised	-	(10,000)	0.26
Balance July 31, 2011	4,705,333	3,854,867	1.21	5.35	$ -
Granted	(2,265,000)	2,265,000	0.04
Cancelled/Forfeited	625,000	(705,600)	0.61
Balance July 31, 2012	3,065,333	5,414,267	0.80	4.71	$ 20,985
Exercisable at July 31, 2011		2,091,517	$ 1.20	4.21	$ -
Exercisable at July 31, 2012		2,449,267	$ 0.92	4.25	$ 3,000

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

At July 31, 2012 and 2011, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

Deferred tax assets:	2012	2011
Excess of book over tax depreciation and amortization	$11,800	$11,434
Stock options	2,692,944	2,689,271
Temporary differences	457,220	1,438,959
Federal and state net operating loss carry forwards	20,101,659	21,510,701
Research and experimentation credit carry forwards	2,426,729	2,372,658
Total gross deferred tax assets	25,690,352	28,023,023
Valuation allowance	(25,690,352)	(28,023,023)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to the actual benefits reflected on the statements of operations due principally to the aforementioned valuation allowance.

At July 31, 2012, the Company has federal net operating loss carry forwards of approximately $58,480,547 that expire in the years 2013 to 2031 and state net operating loss carry forwards of approximately $2,425,252 that expire in years 2019 to 2020. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in the future and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

The Company also has federal research and experimentation tax credit carry forwards of approximately $2,259,000 that expire in the years 2012 to 2031 and state research and experimentation tax credits of approximately $168,000 that expire in the years 2026 to 2027.  Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. For federal income tax purposes, fiscal 2009 through 2012 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For New Jersey tax purposes, fiscal 2008 through 2012 tax years generally remain open for examination under a four-year statute of limitations.

A reconciliation of the income tax expense (benefit) computed at the federal statutory rate to the record in the financial statements for year-end July 31, 2012 and 2011 is as follows:

	2012	2011

Federal credit at Statutory rate	34%	34%
State tax, net of federal benefit	6%	6%
Change in Fair Value of Derivatives	(170.1)%	(76.9)%
Change in Valuation Allowance	130.1%	36.9%
Total	—%	—%

NOTE 11 - Commitments

Lease Commitments

On September 28, 2010, the Company entered into an office lease agreement effective as of October 1, 2010 with Princeton Corporate Plaza, LLC for $3,794 per month including expenses. The Company leased 2,046 square feet of office and laboratory space in the building located at 11 Deer Park Drive, Suite 204, in the township of South Brunswick in the County of Middlesex, State of New Jersey. The lease term ended on September 30, 2011. The Company paid $40,685 and $48,777 in rent expenses during fiscal 2012 and 2011, respectively.

There are no future minimum lease payments under non-cancelable operating leases (with initial or remaining terms in excess of one year) as of July 31, 2012.

Defined Contribution Retirement Plan (401(k) Plan)

Effective October 1, 1998, the Company adopted a 401(k) Savings Plan (the “Plan”). Qualified employees may participate by contributing to the Plan subject to certain Internal Revenue Service restrictions. Since the plan was amended in April 2009 the company did not matched any contribution to the plan.

NOTE 12 - Contingencies

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

Although Mr. Muniz’s complaint does not specify what information about ONCONASE® for HPV he alleges the Board failed to disclose, based upon communications the Board of Directors has received from Mr. Muniz, Tamir believes that Mr. Muniz is referring to his contention that passive transdermal delivery of large molecular weight molecules was not scientifically possible and that Tamir should not pursue the development of such a formulation of ONCONASE®. Although the preliminary test results discussed above need to be further evaluated through testing, Tamir believes that these preliminary test results demonstrate that Mr. Muniz’s contention that passive transdermal delivery of large molecular weight molecules, specifically ONCONASE®, was scientifically impossible, is incorrect. As was explained to Mr. Muniz numerous times before he filed his lawsuit, the Board made a determination to pursue the development of several formulations of ONCONASE® that could achieve passive transdermal delivery, based upon reasonable scientific processes and the emergence of new powerful patented formulations that facilitate transdermal delivery of large molecular weight molecules that might make it possible to develop such a formulation for ONCONASE®.  The Board’s decision was also based upon the fact that Tamir had essentially no cash remaining, USPI was the company’s only funding source and USPI was only willing to fund the development of such a formulation of ONCONASE®. During his tenure as Chief Executive Officer, Mr. Muniz was unable to secure a partner or investors willing to fund any formulation of ONCONASE® for the treatment of HPV other than those formulations that Tamir has pursued.

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

NOTE 13 - Subsequent Events

On October 18, 2012, by action of a majority of the holders (the “Required Holders”) of the Tamir Biotechnology, Inc. 5% Senior Secured Convertible Promissory Notes (the “Notes”), the maturity date of the Notes was changed from October 19, 2012 to February 16, 2013 or such earlier date on which demand is made by the Required Holders.  No other changes were made to the Notes with this amendment. At December 14, 2012 these notes were converted into equity.

On December 14, 2012, completed a private placement of 10 “Units” at $100,000 per Unit, for $1 million (the “Offering”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of December 11, 2012.  Each Unit consisted of (i) 13,846,945 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) 1,000 shares of Series A Convertible Preferred Stock of the Company (the “Preferred Shares”), each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) 10-year Common Stock Purchase Warrants (the “Warrants”), to purchase 12,626,184 shares of Common Stock at an exercise price of $0.003168 per share. Upon completion of Offering, there were issued and outstanding approximately 577,000,000 shares of Common Stock on a fully-diluted basis, of which 315,654,607 (or 70%) were issued in the Offering.  The Company’s Certificate of Incorporation only authorizes the issuance of 250,000,000 shares of Common Stock.  The Preferred Shares issued in the Offering, which are convertible into 177,185,153 shares of Common Stock, will automatically convert into shares of the Common Stock on the date the Company files an amendment to its Certificate of Incorporation increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding Preferred Shares and all other convertible securities of the Company.

Based on the fact that the Company does not have enough authorized shares, the warrants will be accounted as liability instruments and valued at the fair value and marked to market. As of January 31, 2013 the fair value of the warrants amounted to $5,050,474.

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

On February 5, 2013, Charles Muniz was removed as a director on the Company’s Board of Directors pursuant to an action by written consent of the stockholders constituting over a majority of the outstanding capital stock entitled to vote at an election of directors in accordance with Article II, Section 10 and Article III, Section 14 of the By-Laws. In addition, Fred Knoll, Patrick Ostronic and Ms. Sulley were elected by the requisite stockholders’ vote to the Company’s Board of Directors to fill the existing vacancies on the Board and to serve in such positions until the next annual meeting of stockholders or until their earlier removal or resignation. Dr. David Sidransky will remain the Chairman of the Board of Directors of the Company. Fred Knoll is the principal of Knoll Capital and an affiliate of one of the principal stockholders, Europa International, Inc. Patrick Ostronic is affiliated with Unilab LP, another principal stockholder.

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