Form 10-Q
period 2011-04-30
Tamir Biotechnology, Inc.
filed 2013-05-01
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended April 30, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-11088

TAMIR BIOTECHNOLGY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2369085 (IRS Employer Identification No.)

5825 Oberlin Drive, San Diego, CA 92121

(Address of principal executive offices, zip code)

Registrant's telephone number (including area code): (732) 823-1003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, $.001 par value	217,364,331

TAMIR BIOTECHNOLOGY, INC.

APRIL 30, 2011

(UNAUDITED)

INDEX

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II	OTHER INFORMATION	23

ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 1A.	RISK FACTORS	24
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES	24
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	24
	Signatures	26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$572,168	$321,253
Prepaid clinical trial expenses	—	372,216
Prepaid expenses	59,055	105,233
Restricted cash	19	1,228,236
Total current assets	631,242	2,026,938

Property and equipment, net of accumulated depreciation of $375,415 at April 30, 2011 and $378,435 at July 31, 2010	11,836	32,594
Other assets	11,382	—
Deferred financing costs	123,618	182,063

TOTAL ASSETS	$778,078	$2,241,595

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$523,570	$507,892
Accrued expenses	610,519	1,006,297
Derivative liability	7,405,982	15,479,366
Current portion of obligations under capital lease	6,309	5,353
Deferred rent	7,741	—
Total current liabilities	8,554,121	16,998,908

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Obligations under capital lease, net of current portion	2,429	7,288
Accrued retirement benefits	231,250	231,250
Deferred rent	—	12,386
Convertible debt, less discount of $1,611,644 (related party, $491,507) and $2,413,014 (related party, $251,093) at April 30, 2011 and July 31, 2010, respectively	1,638,356	836,986
Accrued interest, convertible debt (related party, $73,726 and $37,664), at April 30, 2011 and July 31, 2010, respectively	245,753	125,548
Deferred revenue	—	5,200,000
Total other liabilities	2,562,011	6,857,681
TOTAL LIABILITIES	11,116,132	23,856,589

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares	—	—
Common stock $.001 par value. Authorized 250,000,000 shares , issued and outstanding 49,823,880 and 47,313,880 shares at April 30, 2011, and July 31, 2010, respectively	49,824	47,314
Additional paid-in capital	100,806,082	101,456,909
Accumulated deficit	(111,193,960)	(123,119,217)
Total stockholders’ deficiency	(10,338,054)	(21,614,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$778,078	$2,241,595

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010

Revenues	$5,200,000	$—	$5,200,000	$18,750

Operating expenses:
Research and development	132,145	133,658	776,446	416,313
General and administrative	(1,107,137)	411,069	(413,999)	1,238,756

Total operating expenses	(974,992)	544,727	362,447	1,655,069

Income (Loss) from operations	6,174,992	(544,727)	4,837,553	(1,636,319)

Other Income (expense)
Investment income	20	225	248	893
Amortization of debt discount	(261,187)	(261,187)	(801,370)	(566,895)
Change in fair value of derivative liability	3,632,223	(6,700,635)	8,073,384	(12,190,313)
Interest Expense - related parties	(11,753)	(15,356)	(36,062)	(32,807)
Interest expense - other	(48,448)	(36,774)	(148,496)	(80,869)
Total other income (expense)	3,310,855	(7,013,727)	7,087,704	(12,869,991)
Income (Loss) before income tax expense (benefit)	9,485,847	(7,558,454)	11,925,257	(14,506,310)

Income tax expense (benefit)	—	(646,649)	—	(646,649)

Net Income (Loss)	$9,485,847	$(6,911,805)	$11,925,257	$(13,859,661)

Income (Loss) per Common Shares
Basic	$0.20	$(0.15)	$0.25	$(0.29)
Diluted	$0.07	$(0.15)	$0.04	$(0.29)
Weighted Average Number of Shares Outstanding
Basic	47,969,947	47,313,880	47,969,947	47,313,880
Diluted	92,140,264	47,313,880	113,896,338	47,313,880

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2011	April 30, 2010
Cash Flows from Operating Activities:
Net Income (Loss)	$11,925,257	$(13,859,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20,758	74,494
Share-based compensation	(1,150,917)	248,254
(Decrease) in deferred rent	(4,645)	(270,200)
Amortization of debt discount	801,370	566,895
Change in fair value of derivative liability	(8,073,384)	(12,190,313)
Amortization of deferred financing costs	61,472	24,327
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	407,012	(59,076)
(Increase) Decrease in restricted cash	1,228,217	(1,334,013)
Increase (Decrease) in accounts payable	15,678	(75,203)
Decrease in accrued retirement benefits	—	(143,442)
Increase (Decrease) in accrued expenses	(275,573)	83,080
Decrease in deferred revenue	(5,200,000)	—
Net Cash Used in Operating Activities	(244,755)	(2,554,232)

Cash Flows from Investing Activities:
Capital expenditures	—	(2,748)
Net Cash Used in Investing Activities	—	(2,748)

Cash Flows from Financing Activities:
Decrease in deferred financing costs	(3,027)	(147,710)
Payment of capital lease obligation	(3,903)	(3,135)
Proceeds from issuance of common stock, net	500,000	—
Proceeds from exercise of stock options and warrants, net	2,600	—
Proceeds from issuance of convertible debentures, related party	—	1,000,000
Proceeds from issuance of convertible debentures, unrelated party	—	2,250,000
Net Cash Provided by Financing Activities	495,670	3,099,155

Net increase in cash and equivalents	250,915	542,175
Cash and equivalents at beginning of period	321,253	129,194
Cash and equivalents at end of period	$572,168	$671,369

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,881	$4,316
Cash paid for taxes	$—	$—

Non-cash Transactions
Derivative liability – warrant reclassification	$—	$611,085

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2011 (UNAUDITED) AND JULY 31, 2010

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

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various life threatening diseases. As of April 30, 2011, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development and licensing of its drug product candidates, which requires capital for research, product development, and market development activities. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, to attain future profitable operations through manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

The Company is no longer a development stage enterprise as it has started generating revenue from licensing, resulting from its past and ongoing research and development activities. Management expects to generate such revenue, as well as revenue from product sales, on an ongoing basis.

In addition, uncertainty exists as to the Company’s ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company’s technology or drug product candidates noncompetitive or obsolete, nor can there be any assurance that unforeseen problems will not develop with the Company’s technologies or applications, or that the Company will be able to address successful technological challenges it encounters in its research and development programs. While the Company maintains insurance to cover the use of its drug product candidates in clinical trials, it does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net income of $11,925,257 and net loss of $13,859,661 for the nine months ended April 30, 2011 and 2010, respectively. As of April 30, 2011, the Company had a negative working capital of $7,922,879 and an accumulated deficit of $111,193,960. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation in the current period. The reclassifications did not have an effect on the results of operations or the cash flow.

Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair value due to their short maturity and liquidity. The Company maintains cash deposits with banks that at times exceed applicable insurance limits.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

Accounting For Warrants Issued With Convertible Debt

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses of ASC 470-20, “Debt: Debt With Conversion and Other Options”. Such value is allocated to additional paid–in capital and the resulting debt discount is charged to interest expense over the terms of the notes payable. Such value is determined after first allocating a portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

Fair Value Measurements

The Company adopted ASC Topic 820, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” issued by the staff of the SEC. Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company enters into marketing and distribution agreements, which contain multiple deliverables. Under the provisions of ASC Topic 605, “Revenue Recognition - Multiple Deliverable Revenue Arrangements”, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting. Up-front nonrefundable fee received by the Company for substantive milestones are recognized upon achievement of the milestones. Any amounts receive prior to satisfying our revenue recognition criteria are recorded as deferred in the accompanying balance sheets.

In July 2007, the Company entered into an agreement with USP to market, sell and distribute ONCONASE® in Poland and other countries in Eastern Europe. The Company received a $0.1 million upfront nonrefundable fee in July 2007 and is entitled to receive future additional fees, milestone payments and royalties. USP is responsible for all commercial costs in the territory. The Company agreed to provide or arrange for contract manufacture of a commercial supply of ONCONASE® upon receipt of marketing approval in the territory. The up-front nonrefundable fee received by the Company was to be recognized ratably as revenue once the general criteria for revenue recognition has been met for the unit of accounting to which the fee has been allocated.

In January 2008, the Company entered into a marketing and distribution agreement with BL&H Co. Ltd. (“BL&H”) for the commercialization of ONCONASE® in Korea, Taiwan and Hong Kong. Under the agreement, the Company received a $0.1 million up-front fee and is eligible to receive additional cash milestones and 50% of net sales in the territory. The Company will be responsible for the manufacture and supply of ONCONASE® to BL&H, while BL&H will be responsible for all activities and costs related to regulatory filings and commercial activities in the territory.

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

The Company evaluated both the License Agreement and the Termination Agreement and determined that the Company is obligated to provide royalty payments in the event the Company has net sales in the field of cancer. In February 2011, we decided to suspend the Phase II trial of ONCONASE® in combination with carboplatinum regimens in patients suffering from non-small cell lung cancer who have reached maximum progression after receiving two cycles of Alimta plus Carboplatin. Given our limited resources and based upon previously reported positive in vitro antiviral results, we shifted our focus to the completion of in vivo studies for CMV, and HPV. At this point we terminated further development of our compounds in the cancer field. Therefore, as of February 2011, there was nothing left to do to earn the non-refundable deposit and the Company took the $5 million as income.

Research and Development

Research and development costs are expensed as incurred. These costs include, among other things, consulting fees and costs related to the conduct of human clinical trials. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities to research and development expenses.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.

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

Leases

With respect to our operating leases, the Company applies the provisions of FASB ASC Topic 840, “Leases”, recognizing rent expense on a straight-line basis over the lease term due to escalating lease payments and landlord incentives.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a TDR remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on our financial statements.

In January 2010, the FASB issued an amendment to ASC 820 to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - Restricted Cash

Restricted cash was an escrow account held by a bank which can only disburse funds to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The escrow agreement governing the account terminated April 20, 2011, when all funds were disbursed from the escrow account.

NOTE 4 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$9,485,847	$(6,911,805)	$11,925,257	$(13,859,661)
Denominator:
Weighted average number of common
shares outstanding	47,969,947	47,313,880	47,969,947	47,313,880

Income (loss) per common share:
Basic	$0.20	$(0.15)	$0.25	$(0.29)
Diluted	$0.07	$(0.15)	$0.04	$(0.29)
Potentially dilutive securities:
Warrants	52,284,000	51,183,890	52,284,000	51,183,890
Convertible notes (principal & interest)	22,503,653	22,233,557	22,503,653	22,233,557
Stock options	3,424,867	3,595,467	3,424,867	3,595,467
Total potentially dilutive securities	78,212,520	77,012,914	78,212,520	77,012,914

As the Company had incurred a net loss for the three and nine months ended April 30, 2010, basic and diluted per common share amounts are the same, as the inclusion of all potentially dilutive securities would be anti-dilutive.

NOTE 5 - Property and Equipment

Property and equipment, at cost, consists of the following:

	April 30, 2011	July 31, 2010
Laboratory equipment	$276,202	$276,202
Office equipment	111,049	111,049
Leasehold improvements	—	23,778
Less accumulated depreciation	(375,415)	(378,435)
Property and equipment, net	$11,836	$32,594

Depreciation for the three and nine months ended April 30, 2011 and 2010 was $4,220 and $20,758, and $4,122 and $74,494, respectively.

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following:

	April 30, 2011	July 31, 2010
Accrued clinical trial expenses	$220,150	$295,150
Accrued professional fees	342,604	374,361
Accrued compensation expenses	47,765	136,634
Other	—	200,152
Total accrued expenses	$610,519	$1,006,297

NOTE 7 - Convertible Notes and Warrants

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase that number of shares of Common Stock initially issuable upon conversion of the Notes issued as part of the Unit, at $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received $3,250,000 in gross proceeds.

At April 30, 2011, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At April 30, 2011, the fair value of the conversion feature liability was $2.2 million. The fair value of the conversion feature was $6.1 million at the closing for the Offering and $5.2 million at July 31, 2010. The conversion feature was valued at April 30, 2011 and July 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	April 30, 2011	July 31, 2010
Volatility	117.87%	153.71%
Risk-free interest rate	0.42%	0.55%
Remaining contractual life (years)	1.47	2.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of $6.1 million each, based upon the Black-Scholes valuation model. The warrants were accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At April 30, 2011, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations. At April 30, 2011, the fair value of the Series A and Series B warrant liabilities were $2.2 million and $3.0 million, respectively. The fair value of the Series A warrants was $6.1 million at the closing for the Offering and $5.2 million at July 31, 2010. The fair value of the Series B warrant was $6.1 million at the closing for the Offering and $5.1 million at July 31, 2010. The Series A and Series B warrant liabilities were valued at April 30, 2011 and July 31, 2010 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	April 30, 2011	July 31, 2010	April 30, 2011	July 31, 2010
Volatility	117.87%	153.71%	134.85%	123.44%
Risk-free interest rate	0.42%	0.55%	1.01%	1.22%
Remaining contractual life (years)	1.47	2.22	3.47	4.22

NOTE 8 - Stockholders' Equity

On April 27, 2010, at the Company’s annual stockholders’ meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of common stock authorized from 100,000,000 to 250,000,000.

During fiscal 2010, the Company issued 11,667 stock options to its former member of the Board of Directors at $0.34 per share and a five-year term. The grant date fair value of these options of $2,812 was recognized as an expense for the fiscal year ended July 31, 2010.

During fiscal 2010, the Company issued 430,000 stock options to the independent members of its Board of Directors with an exercise price of $0.26 per share and a 68 month term. The grant date fair value of these options of $85,570 is being amortized over the eight-month vesting period.   The Company recognized compensation expense of $31,447 for the fiscal year ended July 31, 2010.

During the nine months ended April 30, 2011, the Company issued 90,000 stock options to a non-employee consultant for services rendered. The options vested immediately at an exercise price of $0.34 per share and a five-year exercise term. The grant date fair value of these options, $25,380, was recognized as an expense by the Company during the nine months ended April 30, 2011. During the nine months ended April 30, 2011, the Company issued 10,000 shares of its common stock upon the exercise of stock options by an employee at $0.26. The Company realized $2,600 from this exercise.

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

These warrants have standard antidilutive provisions, as such, they were classified as equity instruments and recorded as a change and credit to additional paid-in capital.

NOTE 9 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal 2010 and the nine months ended April 30, 2011:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2009	8,495,650	1.00 - 2.88	9/14/09 to 7/17/11
Expired	(2,044,978)	1.00	9/14/09 to 5/6/10
Issued to related parties in connection with conversion of notes payable	13,333,332	0.15 – 0.25	10/19/12 to 10/19/14
Issued to unrelated parties in connection with conversion of notes payable	29,999,996	0.15 – 0.25	10/19/12 to 10/19/14
Outstanding at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14
Expired	—	—	—
Issued to unrelated parties	2,500,000	0.50	04/07/2016
Outstanding at April 30, 2011	52,284,000	$0.15-2.88	7/17/11 to 4/7/16
Exercisable at April 30, 2011	52,284,000	$0.15-2.88	7/17/11 to 4/7/16

NOTE 10 - Stock Options

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Expected dividend yield	—	0%	0%	0%
Risk-free interest rate	—	1.61%	1.34%	2.17%
Expected volatility	—	131.63%	121.32%	120.63%
Expected term (years)	—	3.18	5.00	4.66
Weighted average fair value of options at grant date	—	$0.20	$0.34	$0.25

Option Activity

The following table summarizes stock option activity for the period July 31, 2009 through April 30, 2011:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2009	5,012,500	4,771,650	$2.64
Granted	(941,667)	941,667	0.30
Cancelled/Expired	1,096,500	(2,169,850)	3.56
Forfeited	8,000	(8,000)	1.29
Balance July 31, 2010	5,175,333	3,535,467	1.45	6.03	$25,000
Granted	(90,000)	(90,000)	0.34
Cancelled/Expired	50,000	190,600	2.85
Exercised	—	(10,000)	0.26
Balance April 30, 2011	5,135,333	3,424,867	1.35	5.59	$0
Exercisable at April 30, 2011		2,091,517	$1.20	4.46	$0

At April 30, 2011, the Company reversed $1,318,126 compensation expense related to 1,000,000 performance stock options issued in April 2008. The Company concluded that the performance condition was deemed improbable as of February 2011; therefore, the expense to-date was reversed in the general and administrative expenses in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”.

NOTE 11 - Subsequent Events

On December 16, 2011, the Board determined the employment of Charles Muniz, President, Chief Executive Officer and Chief Financial Officer of Tamir, would end.

On December 23, 2011, the Board appointed Lawrence A. Kenyon as interim Chief Executive Officer and Chief Financial Officer of Tamir, effective immediately. Mr. Kenyon entered into a consulting agreement with the Company pursuant to which he received monthly salary of $5,000.

On November 23, 2011, Tamir entered into a Memorandum of Understanding (“MOU”), with US Pharmacia, (hereafter “USPI”), pursuant to which USPI, will be granted the exclusive marketing , sales, and distribution rights of ONCONASE® for use in HPV in the European Territory upon completion of full License payment. Territory includes Western and Eastern Europe. USPI was to pay Tamir $1 million in installments provided Tamir achieves certain milestones. Under the MOU, on December 12, 2011, Tamir received an initial payment of $405,000 and Tamir provided USPI with Proof of Concept demonstrating successful drug formulation of ONCONASE® which will be used to treat genital and skin warts caused by the HPV and in vivo penetration of ONCONASE® into the skin. Tamir provided this Proof of Concept by March 31, 2011. USPI has further agreed to make a $95,000 milestone payment to Tamir, for the completion of a topical formulation and initiation of testing of ONCONASE® in the HPV Proof of Concept study. On June 13, 2012, Tamir received initial results from the independent laboratory performing the ongoing non-clinical Proof of Concept study of ONCONASE® as a potential HPV. Once other pre-clinical milestones are met USPI shall pay Tamir the balance of $500,000 in installments.

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

On May 30, 2012, Tamir was served with a complaint filed by its current board member and former President and Chief Executive Officer, Charles Muniz, in the Superior Court of New Jersey, Middlesex County. In the complaint Mr. Muniz alleges his employment with Tamir was wrongfully terminated and that such termination was in retaliation for his complaints to the Board. Mr. Muniz claims the Board failed to disclose material and significant information to investors and shareholders about ONCONASE® for HPV and that such failure to disclose such information constituted unlawful deception, misrepresentation, violation of the board’s fiduciary responsibilities and fraudulent activity. Mr. Muniz is seeking unspecified damages. Tamir believes Mr. Muniz’s allegations are without merit and intends to defend itself from his claims to the extent it has the resources to do so.

Although Mr. Muniz’s complaint does not specify what information about ONCONASE® for HPV he alleges the Board failed to disclose, based upon communications the Board of Directors has received from Mr. Muniz, Tamir believes that Mr. Muniz is referring to his contention that passive transdermal delivery of large molecular weight molecules was not scientifically possible and that Tamir should not pursue the development of such a formulation of ONCONASE®. Although the preliminary test results discussed above need to be further evaluated through testing, Tamir believes that these preliminary test results demonstrate that Mr. Muniz’s contention that passive transdermal delivery of large molecular weight molecules, specifically ONCONASE®, was scientifically impossible, is incorrect. As was explained to Mr. Muniz numerous times before he filed his lawsuit, the Board made a determination to pursue the development of several formulations of ONCONASE® that could achieve passive transdermal delivery, based upon reasonable scientific processes and the emergence of new powerful patented formulations that facilitate transdermal delivery of large molecular weight molecules that might make it possible to develop such a formulation for ONCONASE®.  The Board’s decision was also based upon the fact that Tamir had essentially no cash remaining, USPI was the company’s only funding source and USPI was only willing to fund the development of such a formulation of ONCONASE®. During his tenure as CEO, Mr. Muniz was unable to secure a partner or investors willing to fund any formulation of ONCONASE® for the treatment of HPV other than those formulations that Tamir has pursued.

On October 18, 2012, by action of a majority of the holders (the “Required Holders”) of the Tamir Biotechnology, Inc. 5% Senior Secured Convertible Promissory Notes (the “Notes”), the maturity date of the Notes was changed from October 19, 2012 to February 16, 2013 or such earlier date on which demand is made by the Required Holders.  No other changes were made to the Notes with this amendment.

On December 14, 2012, we completed a private placement of 10 “Units” at $100,000 per Unit, for gross consideration of $1 million (the “Offering”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of December 11, 2012.  Each Unit consisted of (i) 13,846,945 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) 1,000 shares of Series A Convertible Preferred Stock of the Company (the “Preferred Shares”), each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) 10-year Common Stock Purchase Warrants (the “Warrants”), to purchase 12,626,184 shares of Common Stock at $0.003168 per share. Upon completion of Offering, there were issued and outstanding approximately 577,000,000 shares of Common Stock on a fully-diluted basis, of which 315,654,607 (or 70%) were issued in the Offering.  The Company’s Certificate of Incorporation only authorizes the issuance of 250,000,000 shares of Common Stock.  The Preferred Shares issued in the Offering, which are convertible into 177,185,153 shares of Common Stock, will automatically convert into shares of the Common Stock on the date the Company files an amendment to its Certificate of Incorporation increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding Preferred Shares and all other convertible securities of the Company. Based on the fact that the Company does not have enough authorized shares, the warrants will be accounted as liability instruments and valued at the fair value and marked to market.

In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the holders of a majority in principal amount (the “Requisite Holders”) of the Company’s outstanding 5% Senior Secured Convertible Promissory Notes (the “Notes”), entered into a Consent and Waiver (the “Consent”) under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes, in the aggregate amount of $3,891,838, into shares of Common Stock at a price $0.15 per share (the conversion price under the Notes), and (iii) the exercise price of the Series B Warrants held by the holders of the Notes were reduced from $0.25 per share to $0.01 per share. The Required Holders consented to the Company’s license of ONCONASE® to James O. McCash (“McCash”) and/or his affiliates (such licensee being referred to herein as the “Licensee”), on terms which included (i) the issuance to the Licensee of a warrant to purchase 23,750,000 shares of the Company’s common stock at an exercise price of $.01 per share, (ii) no other payments or other consideration provided, or expenditures incurred by, the Company to the Licensee in connection with such License, and (iii) the entry by McCash and affiliated stockholders of the Company into a general release in favor of the Company.

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

On February 5, 2013, Charles Muniz was removed as a director on the Company’s Board of Directors pursuant to an action by written consent of the stockholders constituting over a majority of the outstanding capital stock entitled to vote at an election of directors in accordance with Article II, Section 10 and Article III, Section 14 of the By-Laws. In addition, Fred Knoll, Patrick Ostronic and Ms. Sulley were elected by the requisite stockholders’ vote to the Company’s Board of Directors to fill the existing vacancies on the Board and to serve in such positions until the next annual meeting of stockholders or until their earlier removal or resignation. Dr. David Sidransky will remain the Chairman of the Board of Directors of the Company. Fred Knoll is the principal of Knoll Capital and an affiliate of one of the principal stockholders, Europa International, Inc. Patrick Ostronic is affiliated with Unilab LP, another principal stockholder and affiliate of USPI.

On January 25, 2013, the SEC commenced an administrative proceeding against the Company alleging the Company is delinquent in filing its periodic filings with the SEC since the Company has not filed any of its periodic reports since the quarterly report on Form 10-Q filed for the period ended January 31, 2011. The purpose of the hearing is to determine whether it is appropriate for the SEC to suspend for a period of up to 12 months or to permanently revoke the registration of the Company’s common stock pursuant to Section 12 of the Securities Exchange Act of 1934. This action was instituted concurrently with a temporary suspension of trading of the common stock ordered by the SEC from January 25 through February 7, 2013. The Company responded to the SEC motion and is attempting to become current. On April 25, 2013, the Company filed its two delinquent Form 10-Ks for the years ended July 31, 2012 and 2011 and is in the processes of filing its delinquent Form 10-Qs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2010 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended July 31, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this report.

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

We have incurred losses since inception and we have not received Food and Drug Administration (“FDA”) approval of any of our drug candidates. We expect to continue to incur losses for the foreseeable future as we continue our efforts to receive marketing approval for our drug candidates, which includes the sponsorship of human clinical trials. Until we are able to consistently generate sufficient revenue through the sale of drug or non-drug products, we anticipate we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development or marketing rights to some of our drug candidates to third parties, collaborating with third parties to develop our drug candidates, or selling Company issued securities.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

Results of Operations

For the Three Months Ended April 30, 2011 and 2010

Revenues

Revenues were $5,200,000 and zero for the three months ended April 30, 2011 and 2010, respectively. The increase of $5.2 million was due to nonrefundable license fees recognized in fiscal 2011.

Research and Development Expenses

Research and development expense was $132,145 and $133,658 for the three months ended April 30, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses were $(1,107,137) and $411,069 for the three months ended April 30, 2011 and 2010, respectively. This decrease was primarily due to the reversal of $1,318,126 in compensation expense related to 1,000,000 stock options, tied to performance, issued in April 2008 to the Company’s Founder.

Other Income (Expense)

Other income (expense) was $3,310,855 and $(7,013,727) for the three months ended April 30, 2011 and 2010, respectively. This increase was directly due to the change of $10,332,858 from the mark-to-market valuation of the derivative liability.

For the Nine Months Ended April 30, 2011 and 2010

Revenues

Revenues were $5,200,000 and $18,750 for the nine months ended April 30, 2011 and 2010, respectively. The increase of $5.2 million was due to a nonrefundable license fees recognized in fiscal 2011.

Research and Development Expenses

Research and development expense was $776,446 and $416,313 for the nine months ended April 30, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses were $(413,999) and $1,238,756 for the nine months ended April 30, 2011 and 2010, respectively. This decrease was primarily due to the reversal of $1,318,126 in compensation expense related to 1,000,000 stock options, tied to performance options, issued in April 2008 to the Company’s Founder.

Other Income (Expense)

Other income (expense) was $7,087,704 and $(12,869,991) for the nine months ended April 30, 2011 and 2010, respectively. This increase was directly due to the change of $20,263,697 from the mark-to-market valuation of the derivative liability.

Liquidity and Capital Resources

Net cash used in operating activities was $244,755 and $2,554,232 in the nine months ended April 30, 2011 and 2010, respectively. The decrease was primarily due to an overall decrease in the activities of the Company.

Net cash used in investing activities was $0 and $2,748 in the nine months ended April 30, 2011 and 2010, respectively. The difference was the decrease in capital equipment purchases for the nine months ending April 30, 2010.

Net cash provided by financing activities was $495,670 and $3,099,155 in the nine months ended April 30, 2011 and 2010, respectively. The difference of $2,603,485 in cash flows from financing activities was due to proceeds from the issuance of convertible debt in fiscal 2010.

The Company suffered recurring losses from operations and has an accumulated deficit of $111,193,960 at April 30, 2011.

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

In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the Requisite Holders of the Company’s outstanding Notes, entered into a Consent and Waiver under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes, of $3,891,838, into shares of Common Stock at $0.15 per share (the conversion price under the Notes), and (iii) the exercise price of the Series B Warrants held by the holders of the Notes were reduced from $0.25 to $0.01 per share.

The Company has financed its operations since inception primarily through the sale of equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products. Because our business does not generate positive cash flow from operating activities, the Company will need to raise additional capital to commercialize our product or fund development efforts relating to additional indications. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business. Based upon the reduced operations, we currently believe that our cash reserves can support our activities through September 2013. We may seek to satisfy future funding requirements through public or private offerings of securities or with collaborative or other arrangements with corporate partners. Additional financing or strategic transactions may not be available when needed or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Inflation and Seasonality

Inflation and seasonality have not been material to us during the past five years.

Recent Accounting Pronouncements

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU added new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU was effective for annual and interim reporting periods in fiscal years beginning after November 15, 2010. Adoption of this guidance did not have any effect on our financial statements or results of operations.

Refer to the notes to the financial statements in our July 31, 2010 Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of April 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

I & G Garden State, LLC (“I&G”) filed and served a complaint against the Company in the Superior Court of New Jersey Law Division, Special Civil Part Landlord-Tenant Section, Somerset County, on or about October 30, 2009, for non-payment of rent and failure to maintain security deposit. The complaint sought to have the Company vacate the property. On November 13, 2009, the Company and I&G agreed that the Company would vacate the property on or before December 31, 2009. In January 2010, the Company vacated the facility as per mutual agreement. In February 2010, I&G withdrew the remaining balance of the Company’s secured irrevocable letter of credit which was placed in March 2007 of $81,000. On February 5, 2010, I&G commenced an action against the Company. The lawsuit seeks unspecified damages for an alleged breach of a lease agreement dated March 14, 2007 between the Company and I & G. On or before November 1, 2010, the Company and I&G entered into a Settlement Agreement and Mutual Release whereas I&G agreed to receive $200,000 for the release in full and complete settlement of all claims made by I&G. In November 2010 and February 2011, the Company paid the $200,000 in accordance with the terms of the settlement agreement.

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

On January 25, 2013, the SEC commenced an administrative proceeding against the Company alleging the Company is delinquent in filing its periodic filings with the SEC since the Company has not filed any of its periodic reports since the quarterly report on Form 10-Q filed for the period ended January 31, 2011. The purpose of the hearing is to determine whether it is appropriate for the SEC to suspend for a period of up to 12 months or to permanently revoke the registration of the Company’s common stock pursuant to Section 12 of the Securities Exchange Act of 1934. This action was instituted concurrently with a temporary suspension of trading of the common stock ordered by the SEC from January 25 through February 7, 2013. The Company responded to the SEC motion and is attempting to become current. On April 25, 2013, the Company filed its two delinquent Form 10-Ks for the years ended July 31, 2012 and 2011 and is in the processes of filing its delinquent Form 10-Qs.

ITEM 1A. RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMIR BIOTECHNOLOGY, INC.

Date: May 1, 2013	By:	/s/ Jamie Sulley
Jamie Sulley
President
(Principal Executive Officer)

Date: May 1, 2013	By:	/s/ Joanne Barsa
Joanne Barsa
Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.