Form 10-Q
period 2013-01-31
Tamir Biotechnology, Inc.
filed 2013-05-03
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended January 31, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $.001 par value	217,364,331

TAMIR BIOTECHNOLOGY, INC.

JANUARY 31, 2013

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$782,574	$24,041
Prepaid clinical trial expenses	45,106	9,746
Prepaid expenses	11,382	11,382
Total current assets	839,062	45,169

Property and equipment, net of accumulated depreciation of $391,492 at January 31, 2013 and $387,867 at July 31, 2012	10,579	14,204
Deferred financing costs	—	20,485

TOTAL ASSETS	$849,641	$79,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$666,288	$583,610
Accrued expenses	225,492	213,079
Derivative liability	5,902,384	1,256,425
Convertible debt, less discount of $0 (related party, $0) and $267,123 (related party, $894,863) at January 31, 2013 and July 31, 2012, respectively	—	2,982,877
Accrued interest, convertible debt (related party, $0 and $134,229), at January 31, 2013 and July 31, 2012, respectively	—	447,432
Total current liabilities	6,794,164	5,483,423

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Total other liabilities	675,473	675,473

TOTAL LIABILITIES	7,469,637	6,158,896

Commitments and Contingencies

Stockholders’ deficiency:
Series A Preferred stock, $0.001 par value; 10,000 and zero shares authorized and outstanding at January 31, 2013 and July 31, 2012, respectively	10	—
Common stock $.001 par value. Authorized 250,000,000 shares , issued and outstanding 217,364,331 shares at January 31, 2013 and 53,823,880 shares July 31, 2012, respectively	217,364	53,824
Common stock to be issued (138,469,450)	138,469	—
Additional paid-in capital	100,902,579	100,874,628
Accumulated deficit	(107,878,418)	(107,007,490)
Total stockholders’ deficiency	(6,619,996)	(6,097,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$849,641	$79,858

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	66,981	48,653	117,234	119,224
General and administrative	142,124	53,174	241,577	176,110

Total operating expenses	209,105	101,827	358,811	295,334

Loss from operations	(209,105)	(101,827)	(358,811)	(295,334)

Other Income (Expense)
Investment income	—	—	—	1
Gain of debt conversion	3,484,870	—	3,484,870	—
Amortization of debt discount	—	(270,092)	(267,123)	(540,183)
Change in fair value of derivative liability	(3,749,498)	(281,127)	(3,645,959)	2,057,571
Interest Expense - related parties	(6,945)	(12,154)	(18,966)	(24,308)
Interest expense - other	(16,432)	(49,487)	(64,939)	(99,069)

Total other income (expense)	(288,005)	(612,860)	(512,117)	1,394,012

Income (Loss) before income tax expense	(497,110)	(714,687)	(870,928)	1,098,678

Income tax expense	—	—	—	—

Net Income (Loss)	$(497,110)	$(714,687)	$(870,928)	$1,098,678

Income (Loss) per Common Shares
Basic	$(0.00)	$(0.01)	$(0.00)	$0.02
Diluted	$(0.00)	$(0.01)	$(0.00)	$0.02
Weighted Average Number of Shares Outstanding
Basic	139,149,333	49,823,330	192,973,213	49,823,330
Diluted	226,446,917	73,939,177	311,836,257	73,939,177

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(870,928)	$1,098,678
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,624	4,918
Share-based compensation	24,190	7,501
(Decrease) in deferred rent	—	(3,096)
Amortization of debt discount	20,485	540,183
Change in fair value of derivative liability	3,645,959	(2,057,571)
Amortization of deferred financing costs	267,123	41,435
Gain on debt conversion	(3,484,870)	—
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(35,360)	16,554
Increase (Decrease) in accounts payable	82,678	785
Increase (Decrease) in accrued expenses	75,632	(90,518)
Increase in deferred revenue	—	405,000
Net Cash Used in Operating Activities	(271,467)	(36,131)

Cash Flows from Financing Activities:
Proceeds from sale of equity securities	1,030,000	—
Net Cash Provided by Financing Activities	1,030,000	—

Net increase (decrease) in cash and equivalents	758,533	(36,131)
Cash and equivalents at beginning of period	24,041	354,198
Cash and equivalents at end of period	$782,574	$318,067

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$200	$915
Cash paid for taxes	$—	$—

Non-cash Transactions
Derivative liability – convertible reclassification	$3,760,654	$—

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013 (UNAUDITED) AND JULY 31, 2012

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

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various life threatening diseases. As of January 31, 2013, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development and licensing of its drug product candidates, which requires capital for research, product development, and market development activities. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, to attain future profitable operations through manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net loss of $870,928 and net income of $1,098,678 for the six months ended January 31, 2013 and 2012, respectively. As of January 31, 2013, the Company had a negative working capital of $5,955,102 and an accumulated deficit of $107,878,418. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(497,110)	$(714,687)	$(870,928)	$1,098,678
Denominator:
Weighted average number of common
shares outstanding	139,149,333	49,823,330	192,973,213	49,823,330

Income (loss) per common share:
Basic	$(0.00)	$(0.01)	$(0.00)	$0.02
Diluted	$(0.00)	$(0.01)	$(0.00)	$0.02
Potentially dilutive securities:
Warrants	150,428,504	150,428,504	45,833,328	45,833,328
Convertible notes (principal & interest)	—	—	24,916,667	24,916,667
Stock options	5,273,667	5,273,667	3,704,267	3,704,267
Total potentially dilutive securities	155,702,171	155,702,171	74,454,262	74,454,262

As the Company had incurred a net loss for the three and six months ending January 31, 2013 and the three months ending January 31, 2012, basic and diluted per common share amounts are the same, as the inclusion of all potentially dilutive securities would be anti-dilutive. For the six months ended January 31, 2012 basic and diluted earnings are the same because of anti-dilution.

NOTE 4 - Property and Equipment

Property and equipment, at cost, consists of the following:

	January 31, 2013	July 31, 2012
Laboratory equipment	$276,202	$276,202
Office equipment	125,869	125,869
Less accumulated depreciation	(391,492)	(387,867)
Property and equipment, net	$10,579	$14,204

Depreciation was $1,812 and $3,624 for the three months ended January 31, 2013 and 2012, and $2,417 and $4,918 for the six months ended January 31, 2013 and 2012, respectively.

NOTE 5 – Accrued Expenses

Accrued expenses consisted of the following:

	January 31, 2013	July 31, 2012
Accrued compensation expenses	$86,780	$84,343
Other	138,712	128,736
Total accrued expenses	$225,492	$213,079

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

In April 2011, the Company completed the sale of 2,500,000 shares of its common stock and the issuance of warrants to purchase 2,500,000 common shares pursuant to an agreement with Unilab LP (“2011 warrants). The company received proceeds of $500,000. The warrants have a 5-year term and a purchase price of $0.50 per share. At April 2011 the fair value of the warrant liability was $0.2 million. These warrants have standard anti-dilutive provisions, as such, they were classified as equity instruments.

On December 14, 2012, the Company completed a private placement of 10 Units at $100,000 per Unit, for $1 million pursuant to the Purchase Agreement. Each Unit consisted of (i) 13,846,945 shares of Common Stock, (ii) 1,000 Preferred Shares, each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) Warrants to purchase 12,626,184 shares of Common Stock at $0.003168 per share. In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the Requisite Holders of the Company’s outstanding Notes, entered into a Consent and Waiver under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes, of $3,891,838, into shares of Common Stock at $0.15 per share (the conversion price under the Notes), and (iii) the exercise price of the Series B Warrants held by the holders of the Notes were reduced from $0.25 to $0.01 per share.

At January 31, 2013 the Company accounted for the warrant liabilities issued on October 19, 2009 (“Series B Warrants”) using the fair value method, with the resultant gain recognition recorded in the statement of operations. At January 31, 2013, the fair value of the Series B warrant liability was $0.9 million. The fair value of the Series B warrant was $6.1 million at the closing for the Offering and $2.0 million at July 31, 2012.

The warrants were accounted as a liability because the Company did not have enough authorized common stock shares. The Company accounted for warrant liabilities issued at December 14, 2012 (“2012 warrant”) using the fair value method, with the resultant loss recognition recorded in the statement of income. The fair value was $5.0 million at January 31, 2013 and $1.3 million at December 14, 2012. The excess of the fair value of the derivative securities over the proceeds of $1.0 million was expensed.

The preferred stock issued in connection with the December 14, 2012 offering have the following characteristics:

•	Preferred stock have voting rights
•	Preferred stock participate for dividends if declared for common stock
•	Liquidation preference
•	Automatic converted to common stock upon increase in authorized shares
•	Not redeemable

The 2009 and 2012 warrant liabilities were valued at January 31, 2013 and July 31, 2012 using the Black-Scholes valuation model and the following assumptions:

	2012 Warrants		Series B Warrants
	January 31, 2013	December 14, 2012	January 31, 2013	July 31, 2012
Volatility	215,10%	191.29%	325.06%	190.38%
Risk-free interest rate	1.99%	1.72%	0.24%	0.27%
Remaining contractual life (years)	9.87	10.00	1.71	2.22
Dividend rate	-%	-%	-%	-%

NOTE 7 - Stockholders' Equity

During the fiscal year ended July 31, 2011, the Company issued 430,000 stock options to the independent members of its Board of Directors with an exercise price of $0.12 per share and a 67 month exercise term. The aggregate grant date fair market value of these options of $40,850 is being amortized over the seven-month vesting period.   The Company recognized compensation expense of $11,438 for the fiscal year ended July 31, 2011. The Company issued 90,000 stock options to a non-employee consultant for services rendered. The options vested immediately, have an exercise price of $0.34 per share and a five-year exercise term. The aggregate grant date fair market value of these options, $25,380, was recognized as an expense by the Company during the fiscal year ended July 31, 2011. During the fiscal year ended July 31, 2011, the Company issued 10,000 shares of its common stock upon the exercise of stock options by an employee at per share exercise prices of $0.26. The Company realized aggregate gross proceeds of $2,600 from this exercise.

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

In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the holders of a majority in principal amount (the “Requisite Holders”) of the Company’s outstanding 5% Senior Secured Convertible Promissory Notes (the “Notes”), entered into a Consent and Waiver (the “Consent”) under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes at a price $0.15 per share (the conversion price under the Notes. In connection with the Offering, the Company also entered into a Third Amendment to Investor Rights Agreement (the “Investor Rights Agreement Amendment”) with the purchasers of the Units and the Requisite Holders under which the Company has provided registration rights with respect to the Common Stock issued in the Offering and the shares of Common Stock issuable upon conversion of the Preferred Shares and exercise of the Warrants.

NOTE 8 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in fiscal 2012 and the six months ended January 31, 2013:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2011	45,833,328	$0.15 - $0.50	10/19/12 to 4/7/16
Expired	—	—	—
Issued	—	—	—
Outstanding at July 31, 2012	45,833,328	$0.15-$0.50	10/19/12 to 4/7/16
Expired	(21,666,664)	$ 0.15	10/19/12
Issued	126,261,840	$ 0.003168	12/14/22
Outstanding at January 31, 2013	150,428,504	$0.003168 - $0.50	10/19/14 to 12/14/22

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

Option Activity

The following table summarizes stock option activity for the period July 31, 2012 through January 31, 2013:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2012	3,065,333	5,414,267	$0.80	4.71	$20,985
Granted	—	—	—
Cancelled/Expired	20,000	(140,600)	0.58
Exercised	—	—	—
Balance January 31, 2013	3,085,333	5,273,667	0.73	4.29	—
Exercisable at January 31, 2013		4,073,667	$0.45	4.03	—

NOTE 10 - Subsequent Events

On February 5, 2013, Charles Muniz was removed as a director on the Company’s Board of Directors (“BOD”) pursuant to an action by written consent of the stockholders constituting over a majority of the outstanding capital stock entitled to vote at an election of directors in accordance with Article II, Section 10 and Article III, Section 14 of the By-Laws. In addition, Fred Knoll, Patrick Ostronic and Ms. Sulley were elected by the requisite stockholders’ vote to the Company’s BOD to fill the existing vacancies on the BOD and to serve in such positions until the next annual meeting of stockholders or until their earlier removal or resignation. Dr. David Sidransky will remain the Chairman of the BOD of the Company. Fred Knoll is the principal of Knoll Capital and an affiliate of one of the principal stockholders, Europa International, Inc. Patrick Ostronic is affiliated with Unilab LP, another principal stockholder.

On January 25, 2013, the SEC has commenced an administrative proceeding against the Company alleging that the Company is delinquent in filing its periodic filings with the SEC since the Company has not filed any of its periodic reports since the quarterly report on Form 10-Q filed for the period ended January 31, 2011. The purpose of the hearing is to determine whether it is appropriate for the SEC to suspend for a period of up to 12 months or to permanently revoke the registration of the Company’s common stock pursuant to Section 12 of the Securities Exchange Act of 1934. This action was instituted concurrently with a temporary suspension of trading of the common stock ordered by the SEC from January 25, 2013 through February 7, 2013. The Company has responded to SEC motion and is attempting to become current. The Company has filed its two delinquent Form 10-Ks for the years ending July 31, 2012 and 2011 and is in the processes of filings its delinquent Form 10-Qs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2012 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended July 31, 2012 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this report.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The discussion of Critical Accounting Policies is incorporated herein by reference from Company’s Annual Report on to Form 10-K for the fiscal 2012. There have been no significant changes in the critical accounting policies since year-end.

Results of Operations

For the Three Months Ended January 31, 2013 and 2012

Research and Development Expenses

Research and development expense was $66,981 and $48,653 for the three months ended January 31, 2013 and 2012, respectively.

General and Administrative Expenses

General and administrative expenses were $142,124 and $53,174 for the three months ended January 31, 2013 and 2012, respectively.

Other Income and Expense

Other income/(expense) was $(288,005) and $(612,860) for the three months ended January 31, 2013 and 2012, respectively. This increase was directly due to the change from the mark-to-market valuation of the derivative liability and the gain on debt conversion

For the Six Months Ended January 31, 2013 and 2012

Research and Development Expenses

Research and development expense was $117,234 and $119,224 for the six months ended January 31, 2013 and 2012, respectively.

General and Administrative Expenses

General and administrative expenses were $241,577 and $176,110 for the six months ended January 31, 2013 and 2012, respectively.

Other Income and Expense

Other income/(expense) was $(512,117) and $1,394,012 for the six months ended January 31, 2013 and 2012, respectively. This increase was directly due to the change from the mark-to-market valuation of the derivative liability and the gain on debt conversion.

Liquidity and Capital Resources

Net cash used in operating activities was $271,467 and $36,131 in the six months ended January 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $1,030,000 in six months ended January 31, 2013. In six months ended January 31, 2012 net cash used by financing activities was zero. The difference of $1,030,000 in cash flows from financing activities was mainly due to proceeds from a private placement in December 2012. On December 14, 2012, the Company completed a private placement of 10 “Units” at $100,000 per Unit, for $1 million pursuant to the Purchase Agreement. Each Unit consisted of (i) 13,846,945 shares of Common Stock, (ii) 1,000 Preferred Shares, each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) Warrants to purchase 12,626,184 shares of Common Stock at $0.003168 per share.

In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the Requisite Holders of the Company’s outstanding Notes, entered into a Consent and Waiver under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes and (iii) the exercise price of the Series B Warrants held by the holders of the Notes were reduced from $0.25 to $0.01 per share.

The Company suffered recurring losses from operations and has an accumulated deficit of $107,878,418 at January 31, 2013.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

Refer to the notes to the financial statements in our July 31, 2012 Form 10-K for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of January 31, 2013 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

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

ITEM 1A. RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

TAMIR BIOTECHNOLOGY, INC.

Date: May 2, 2013	By:	/s/ Jamie Sulley
Jamie Sulley
President
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Joanne Barsa
Joanne Barsa
Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer)