Form 10-Q/A
period 2013-01-31
Tamir Biotechnology, Inc.
filed 2013-05-06
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $.001 par value	217,364,331

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 3, 2013.

Item 6. Exhibits

101.INS* XBRL Instance Document

101.SCH* XBRL Schema Document

101.CAL* XBRL Calculation Linkbase Document

101.DEF* XBRL Definition Linkbase Document

101.LAB* XBRL Label Linkbase Document

101.PRE* XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMIR BIOTECHNOLOGY, INC.

Date: May 4, 2013	By:	/s/ Jamie Sulley
Jamie Sulley
President
(Principal Executive Officer)

Date: May 4, 2013	By:	/s/ Joanne Barsa
Joanne Barsa
Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer)