Form 10-Q
period 2011-10-31
Tamir Biotechnology, Inc.
filed 2013-05-07
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended October 31, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $.001 par value	217,364,331

TAMIR BIOTECHNOLOGY, INC.

OCTOBER 31, 2011

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	October 31, 2011	July 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$146,463	$354,198
Prepaid expenses	35,758	45,106
Other assets	11,382	—
Total current assets	193,603	399,304

Property and equipment, net of accumulated depreciation of $381,826 in October 31, 2011 and $379,325 in July 31, 2011	5,425	7,926
Other assets	—	11,382
Deferred financing costs	82,184	102,901

TOTAL ASSETS	$281,212	$521,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$560,189	$530,373
Accrued expenses	532,602	608,401
Derivative liability	2,264,587	4,603,285
Convertible debt, less discount of $1,071,461 (related party, $321,438) at October 31, 2011	2,178,539	—
Accrued interest, convertible debt (related party, $98,034) at October 31, 2011	326,781	—
Deferred rent	4,645	6,193
Total current liabilities	5,867,343	5,748,252

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Convertible debt, less discount of $1,341,553 (related party, $572,534) at July 31, 2011	—	1,908,447
Accrued interest, convertible debt ( related party, $85,880) at July 31, 2011	—	286,268
Total other liabilities	675,473	2,870,188

TOTAL LIABILITIES	6,542,816	8,618,440

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at October 31, 2011 and July 31, 2011	—	—
Common stock $.001 par value. Authorized 250,000,000 shares at October 31, 2011 and July 31, 2011, issued and outstanding 49,823,880 shares at October 31, 2011, and July 31, 2011	49,824	49,824
Additional paid in capital	100,850,221	100,828,262
Accumulated deficit	(107,161,649)	(108,975,013)
Total stockholders’ deficiency	(6,261,604)	(8,096,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$281,212	$521,513

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended October 31,
	2011	2010

Revenues	$—	$—

Operating expenses:
Research and development	70,571	219,326
General and administrative	122,937	409,770

Total operating expenses	193,508	629,096

Loss from operations	(193,508)	(629,096)

Other Income (Expense):
Investment income	1	147
Amortization of debt discount	(270,091)	(270,092)
Change in fair value of derivative liability	2,338,698	(7,900,964)
Interest expense - related party	(12,154)	(12,155)
Interest expense - other	(49,582)	(50,035)

Total other income (expense)	2,006,872	(8,233,099)

Income (Loss) before income tax expenses	1,813,364	(8,862,195)

Income tax expenses	—	—

Net Income (Loss)	$1,813,364	$(8,862,195)

Income (Loss) per Common Shares
Basic	$0.04	$(0.19)
Diluted	$0.00	$(0.19)
Weighted Average Number of Shares Outstanding
Basic	49,823,880	47,317,576
Diluted	73,669,085	47,317,576

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended October 31,
	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$1,813,364	$(8,862,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,501	11,784
Share-based compensation expense	21,959	92,995
Decrease in deferred rent	(1,548)	(1,549)
Amortization of debt discount	270,091	270,092
Fair value of derivative liability	(2,338,698)	7,900,964
Amortization of deferred financing costs	20,717	20,717
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	9,348	36,445
Decrease in restricted cash	—	238,397
Increase in accounts payable	29,816	21,350
Decrease in accrued retirement benefits	—	(39,000)
(Decrease) Increase in accrued expenses	(35,285)	67,255
Net Cash Used In Operating Activities	(207,735)	(242,745)

Cash Flows From Financing Activities:
Decrease in deferred financing costs	—	(3,027)
Payment of capital lease obligation	—	(1,231)
Proceeds from exercise of stock options and warrants, net	—	2,600
Net Cash Used in Financing Activities	—	(1,658)

Net decrease in cash and equivalents	(207,735)	(244,403)
Cash and equivalents at beginning of period	354,198	321,253
Cash and equivalents at end of period	$146,463	$76,850

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$505	$960
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011 (UNAUDITED) and JULY 31, 2011

NOTE 1 - Business Description

Tamir Biotechnology, Inc. (formerly known as Alfacell Corporation) (“Tamir”, “Company”, “we”, “us”, “our”, “our company”) is a Delaware corporation incorporated on August 24, 1981. We are a biopharmaceutical company primarily engaged in the discovery, development, and licensing of a new class of antiviral therapeutic drugs for the treatment of pathological conditions. Our proprietary drug discovery and development program consists of novel therapeutics which are being developed from amphibian ribonucleases (RNases). Beginning in 2011, Tamir’s focus has been its antiviral therapeutic drug development strategy and plan.

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various forms life threatening diseases. As of October 31, 2011, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net income of $1,813,364 and net loss of $8,862,195 for the three months ended October 31, 2011 and 2010, respectively. As of October 31, 2011, the Company had a negative working capital of $5,673,740 and an accumulated deficit of $107,161,649. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Derivative Instrument Liability

The Company accounts for derivative instruments with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

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

Fair Value Measurements

The Company adopted ASC Topic 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” issued by the staff of the SEC. Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

In January 2008, the Company entered into a US License Agreement for ONCONASE® with Par Pharmaceutical, Inc. (“Par”). Under the terms of the License Agreement, Strativa, the proprietary products division of Par, received exclusive marketing, sales and distribution rights to ONCONASE® for the treatment of cancer in the US and its territories. The Company retained all rights and obligations for product manufacturing, clinical development and obtaining regulatory approvals, as well as all rights for those non-US jurisdictions in which the Company has not currently granted any such rights or obligations to third parties. The Company received a nonrefundable cash payment of $5 million upon the signing of the License Agreement and would have been entitled to additional development and sales milestone payments and double-digit royalties on net sales of ONCONASE®.

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

Research and Development

Research and development costs (“R&D”) are expensed as incurred. These costs include, among other things, consulting fees and costs related to the conduct of human clinical trials. The Company also allocates indirect costs, consisting primarily of operational costs for administering R&D activities to R&D expenses.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with the provisions of ASC Topic 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.

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

Leases

With respect to our operating leases, the Company applies the provisions of the FASB “Accounting for Leases”, recognizing rent expense on a straight-line basis over the lease term due to escalating lease payments and landlord incentives.

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

NOTE 3 - Restricted Cash

Restricted cash was an escrow account held by a bank which can only disburse funds to satisfy obligations of the Company owed to clinical research organizations, hospitals, doctors and other vendors and service providers associated with the clinical trials which the Company intends to conduct for its ONCONASE® product. The escrow agreement governing the account terminated April 20, 2011, when all funds had been disbursed from the escrow account.

NOTE 4 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended October 31,
	2011	2010
Numerator:
Net income (loss)	$1,813,364	$(8,862,195)
Denominator:
Weighted average number of common
shares outstanding	49,823,880	47,317,576

Income (Loss) per common share:
Basic	$0.04	$(0.19)
Diluted	$0.00	$(0.19)
Potentially dilutive securities:
Warrants	45,833,328	49,784,000
Convertible notes (principal & interest)	23,845,205	22,773,742
Stock options	3,834,267	3,594,867
Total potentially dilutive securities	73,512,800	76,152,609

As the Company has incurred a net loss for the three months ended October 31, 2010, basic and diluted per common share amounts are the same, as the inclusion of all potentially dilutive securities would be anti-dilutive.

NOTE 5 - Property and Equipment

Property and equipment, at cost, consists of the following:

	October 31, 2011	July 31, 2011
Laboratory equipment	$276,202	$276,202
Office equipment	111,049	111,049
Less accumulated depreciation	(381,826)	(379,325)
Property and equipment, net	$5,425	$7,926

Depreciation for the three months ended October 31, 2011 and 2010 was $2,501 and $11,784, respectively.

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following:

	October 31, 2011	July 31, 2011
Accrued clinical trial expenses	$193,179	$220,150
Accrued professional fees	252,500	331,390
Accrued compensation expenses	74,423	53,502
Other	12,500	3,359
Total accrued expenses	$532,602	$608,401

NOTE 7 - Convertible Notes and Warrants

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, (the “Warrants”) to purchase in the aggregate that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at an exercise price of $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received an aggregate of $3,250,000 in gross proceeds.

At October 31, 2011, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At October 31, 2011, the fair value of the conversion feature liability was $0.6 million. The fair value of the conversion feature was $6.1 million at the closing for the Offering and $1.3 million at July 31, 2011. The conversion feature was valued at October 31, 2011 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	October 31, 2011	July 31, 2011
Volatility	188.33%	156,53%
Risk-free interest rate	0.10%	0.09%
Remaining contractual life (years)	0.97	1.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of $6.1 million each, based upon the Black-Scholes valuation model. The warrants were accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At October 31, 2011, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations. At October 31, 2011, the fair value of the Series A and Series B warrant liabilities were $0.6 million and $1.0 million, respectively. The fair value of the Series A warrants was $6.1 million at the closing for the Offering and $1.3 million at July 31, 2011. The fair value of the Series B warrant was $6.1 million at the closing for the Offering and $2.0 million at July 31, 2011. The Series A and Series B warrant liabilities were valued at October 31, 2011 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 31, 2011	July 31, 2011	October 31, 2011	July 31, 2011
Volatility	188.33%	156.53%	187.10%	174.80%
Risk-free interest rate	0.10%	0.09%	0.36%	0.48%
Remaining contractual life (years)	0.97	1.22	2.97	3.22

NOTE 8 - Stockholders' Equity

During the fiscal year ended July 31, 2011, the Company issued 430,000 stock options to the independent members of its Board of Directors (“BOD”) with an exercise price of $0.12 per share and a 67 month exercise term. The aggregate grant date fair market value of these options of $40,850 is being amortized over the seven-month vesting period.   The Company recognized compensation expense of $11,438 for the fiscal year ended July 31, 2011. The Company issued 90,000 stock options to a non-employee consultant for services rendered. The options vested immediately, have an exercise price of $0.34 per share and a five-year exercise term. The aggregate grant date fair market value of these options, $25,380, was recognized as an expense by the Company during the fiscal year ended July 31, 2011. During the fiscal year ended July 31, 2011, the Company issued 10,000 shares of its common stock upon the exercise of stock options by an employee at per share exercise prices of $0.26. The Company realized aggregate gross proceeds of $2,600 from this exercise.

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

These warrants have standard antidilutive provisions; as such, they were classified as equity instruments.

NOTE 9 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal year 2011 and three months ended October 31, 2011:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14
Expired	(6,450,672)	2.88	7/17/11
Issued	2,500,000	0.50	4/7/2016
Outstanding at July 31, 2011	45,833,328	$0.15 - $2.88	10/19/12 to 4/7/16
Expired	—	—	—
Issued	—	—	—
Outstanding at October 31, 2011	45,833,328	$0.15-0.50	10/19/12 to 4/7/16
Exercisable at October 31, 2011	45,833,328	$0.15-2.88	10/19/12 to 4/7/16

NOTE 10 - Stock Options

2004 Stock Incentive Plan

The Company's stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) for the issuance of up to 8,500,000 shares, which provides that common stock and stock options may be granted to employees, directors and consultants. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, or other share based awards to eligible employees and directors, as defined in the 2004 Plan. Options granted under the 2004 Plan will have an exercise price equal to the market value of the Company’s common stock on the date of the grant. The term, vesting period and time and method of exercise of options granted under the 2004 Plan are fixed by the BOD or a committee thereof.

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

Option Activity

The following table summarizes stock option activity for the period July 31, 2011 through October 31, 2011:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2011	4,705,333	3,854,867	$1.21	5.35	—
Granted	—	—	—
Cancelled/Expired	—	(20,600)	0.94	—	—
Exercised	—	—	—
Balance October 31, 2011	4,705,333	3,834,267	1.21	5.12	—
Exercisable at October 31, 2011		2,237,567	$1.14	4.29

At April 30, 2011, the Company reversed a total of $1,318,126 compensation expense related to 1,000,000 performance stock options issued in April 2008. The Company concluded that the performance condition was deemed improbable as of February 2011; therefore, the expense to-date was reversed in accordance to FASB ASC 718, “Compensation – Stock Compensation.”

NOTE 11 - Subsequent Events

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

On November 23, 2011, Tamir entered into a MOU, with US Pharmacia, hereafter (USPI and/or affiliates), pursuant to which USPI, will be granted the exclusive marketing , sales, and distribution rights of ONCONASE® for use in HPV in the European Territory upon completion of full License payment. Territory includes Western and Eastern Europe. USPI was to pay Tamir the sum of $1 million in installments provided Tamir achieves certain milestones. Under the MOU, on December 12, 2011, Tamir received an initial payment of $405,000 and Tamir provided USPI with Proof of Concept demonstrating successful drug formulation of ONCONASE® which will be used to treat genital and skin warts caused by the HPV and in vivo penetration of Onconase into the skin. Tamir provided this Proof of Concept by March 31, 2011. USPI has further agreed to make a $95,000 milestone payment to Tamir, for the completion of a topical formulation and initiation of testing of ONCONASE® in the HPV Proof of Concept study. On June 13, 2012, Tamir received initial results from the independent laboratory performing the ongoing non-clinical Proof of Concept study of ONCONASE® as a potential HPV. Once other pre-clinical milestones are met USPI shall pay Tamir the balance of $500,000 in installments.

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

Based on the fact that the Company does not have enough authorized shares, the warrants will be accounted as liability instruments and valued at the fair value and marked to market. As of December 14, 2012 the fair value of the warrants amounted to $1,261,027.

In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the holders of a majority in principal amount (the “Requisite Holders”) of the Company’s outstanding 5% Senior Secured Convertible Promissory Notes (the “Notes”), entered into a Consent and Waiver (the “Consent”) under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes into shares of Common Stock at a price $0.15 per share (the conversion price under the Notes), and (iii) the exercise price of the Series B Warrants held by the holders of the Notes were reduced from $0.25 per share to $0.01 per share. The fair value of the Series B Warrants amount to $909,155 at October 31, 2012. The Required Holders consented to the Company’s license of Onconase to James O. McCash (“McCash”) and/or his affiliates (such licensee being referred to herein as the “Licensee”), on terms which include (i) the issuance to the Licensee of a warrant to purchase 23,750,000 shares of the Company’s common stock at an exercise price of $.01 per share, (ii) no other payments or other consideration provided, or expenditures incurred by, the Company to the Licensee in connection with such License, and (iii) the entry by McCash and affiliated stockholders of the Company into a general release in favor of the Company.

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

On January 3, 2013, Lawrence A. Kenyon notified the BOD that he intends to resign as President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company as soon as practicable, in order to pursue other interests.  Mr. Kenyon remained in his current role until March 31, 2013.

On February 5, 2013, Charles Muniz was removed as a director on the Company’s BOD pursuant to an action by written consent of the stockholders constituting over a majority of the outstanding capital stock entitled to vote at an election of directors in accordance with Article II, Section 10 and Article III, Section 14 of the By-Laws. In addition, Fred Knoll, Patrick Ostronic and Ms. Sulley were elected by the requisite stockholders’ vote to the Company’s BOD to fill the existing vacancies on the BOD and to serve in such positions until the next annual meeting of stockholders or until their earlier removal or resignation. Dr. David Sidransky will remain the Chairman of the BOD of the Company. Fred Knoll is the principal of Knoll Capital and an affiliate of one of the principal stockholders, Europa International, Inc. Patrick Ostronic is affiliated with Unilab LP, another principal stockholder.

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

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2011 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended July 31, 2011 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

For the Three Months Ended October 31, 2011 and 2010

Research and Development Expenses

Research and development expense was $70,571 and $219,326 for the three months ended October 31, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses were $122,937 and $409,770 for the three months ended October 31, 2011 and 2010, respectively. This decrease was due to lower costs associated with being public, as the Company did not file all quarterly and the year-end annual report, as well as reduced compensation expense and other general office expenses due to our reduced operations.

Other Income and Expense

Other income (expense) was $2,006,872 and $(8,233,099) for the three months ended October 31, 2011 and 2010, respectively. This increase was directly due to increased income from the market-to-market valuation of the derivative liability.

Liquidity and Capital Resources

Net cash used in operating activities was $207,735 and $242,745 in the three months ended October 31, 2011 and 2010, respectively.

Net cash used in financing activities was $0 and $1,658 in the three months ended October 31, 2011 and 2010, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $107,161,649 at October 31, 2011.

In April 2011, the Company completed the sale of 2,500,000 shares of its common stock and the issuance of warrants to purchase 2,500,000 common shares pursuant to an agreement with Unilab LP. The Company received proceeds of $500,000. The warrants have a 5-year term and a purchase price of $0.50 per share.

On December 14, 2012, the Company completed a private placement of 10 Units at a price of $100,000 per Unit, for aggregate gross consideration of $1 million pursuant to the Purchase Agreement. Each Unit consisted of (i) 13,846,945 shares of Common Stock, (ii) 1,000 Preferred Shares, each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) Warrants to purchase 12,626,184 shares of Common Stock at an exercise price of $0.003168 per share.

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

The Company has financed its operations since inception primarily through the sale of our equity securities and convertible debentures in registered offerings and private placements. Additionally, we have raised capital through other debt financings, the sale of our state tax benefit and research products. Because our business does not generate positive cash flow from operating activities, the Company will need to raise additional capital in order to fully commercialize our product or to fund development efforts relating to additional indications. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business. Based upon the reduced operations, we currently believe that our cash reserves can support our activities through July 2013. We may seek to satisfy future funding requirements through public or private offerings of securities or with collaborative or other arrangements with corporate partners. Additional financing or strategic transactions may not be available when needed or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Inflation and Seasonality

Inflation and seasonality have not been material to us during the past five years.

Recent Accounting Pronouncements

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 added new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in ASU 2010-06 is effective for annual and interim reporting periods in fiscal years beginning after November 15, 2010. We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

Refer to the notes to the financial statements in our Annual Form 10-K for the year ending July 31, 2010 for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of October 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of October 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

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

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

TAMIR BIOTECHNOLOGY, INC.

Date: May 6, 2013	By:	/s/ Jamie Sulley
Jamie Sulley
President
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Joanne Barsa
Joanne Barsa
Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer)