Form 10-Q
period 2012-01-31
Tamir Biotechnology, Inc.
filed 2013-05-07
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended January 31, 2012

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

TAMIR BIOTECHNOLOGY, INC.

JANUARY 31, 2012

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$318,067	$354,198
Prepaid expenses	28,552	45,106
Other assets	11,382	—
Total current assets	358,001	399,304

Property and equipment, net of accumulated depreciation of $384,243 at January 31, 2012 and $379,325 at July 31, 2011	3,008	7,926
Other assets	—	11,382
Deferred financing costs	61,466	102,901

TOTAL ASSETS	$422,475	$521,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$531,158	$530,373
Accrued expenses	436,857	608,401
Derivative liability	2,545,714	4,603,285
Convertible debt, less discount of $801,370 (related party, $734,589) at January 31, 2012	2,448,630	—
Accrued interest, convertible debt (related party, $110,189) at January 31, 2012	367,295	—
Deferred revenue	405,000	—
Deferred rent	3,096	6,193
Total current liabilities	6,737,750	5,748,252

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Convertible debt, less discount of $1,341,553 (related party, $572,534) at July 31, 2011	—	1,908,447
Accrued interest, convertible debt (related party,$85,880) at July 31, 2011	—	286,268
Total other liabilities	675,473	2,870,188

TOTAL LIABILITIES	7,413,223	8,618,440

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at January 31, 2012 and July 31, 2011	—	—
Common stock $.001 par value. Authorized 250,000,000 shares at January 31, 2012 and July 31, 2011, issued and outstanding 49,823,880 shares at January 31, 2012 and July 31, 2011	49,824	49,824
Additional paid in capital	100,835,763	100,828,262
Accumulated deficit	(107,876,335)	(108,975,013)
Total stockholders’ deficiency	(6,990,748)	(8,096,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$422,475	$521,513

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	48,653	424,975	119,224	644,301
General and administrative	53,174	283,368	176,110	693,138

Total operating expenses	101,827	708,343	295,334	1,337,439

Loss from operations	(101,827)	(708,343)	(295,334)	(1,337,439)

Other Income (Expense)
Investment income	—	82	1	229
Amortization of debt discount	(270,092)	(270,091)	(540,183)	(540,183)
Change in fair value of derivative liability	(281,127)	12,342,125	2,057,571	4,441,161
Interest Expense - related parties	(12,154)	(12,153)	(24,308)	(24,308)
Interest expense – other	(49,487)	(50,013)	(99,069)	(100,049)

Total other income (expense)	(612,860)	12,009,950	1,394,012	3,776,850

Income (Loss) before income tax expense	(714,687)	11,301,607	1,098,678	2,439,411

Income tax expense	—	—	—	—

Net Income (Loss)	$(714,687)	$11,301,607	$1,098,678	$2,439,411

Income (Loss) per Common Shares
Basic	$(0.01)	$0.24	$0.02	$0.05
Diluted	$(0.01)	$(0.01)	$0.00	$(0.02)
Weighted Average Number of Shares Outstanding
Basic	49,823,330	47,323,880	49,823,330	47,320,728
Diluted	73,939,177	82,185,891	73,939,177	82,472,401

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2012	January 31, 2011
Cash Flows from Operating Activities:
Net Income	$1,098,678	$2,439,411
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,918	16,538
Share-based compensation	7,501	156,955
Decrease in deferred rent	(3,096)	(3,097)
Amortization of debt discount	540,183	540,183
Change in fair value of derivative liability	(2,057,571)	(4,441,161)
Amortization of deferred financing costs	41,435	41,434
Changes in assets and liabilities:
Decrease in prepaid expenses	16,554	381,576
Decrease in restricted cash	—	953,880
Increase in accounts payable	785	123,864
Decrease in accrued retirement benefits	—	(84,250)
Decrease in accrued expenses	(90,518)	(233,300)
Increase in deferred revenue	405,000	—
Net Cash Used in Operating Activities	(36,131)	(107,967)

Cash Flows from Financing Activities:
Increase in deferred financing cost	—	(3,027)
Payment of capital lease obligation	—	(2,530)
Proceeds from sale of equity securities	—	500,000
Proceeds from exercise of stock options	—	2,600
Net Cash Provided by Financing Activities	—	497,043

Net increase (decrease) in cash and equivalents	(36,131)	389,076
Cash and equivalents at beginning of period	354,198	321,253
Cash and equivalents at end of period	$318,067	$710,329

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$915	$1,895
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012 (UNAUDITED) and JULY 31, 2011

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

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various forms life threatening diseases. Currently, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net income of $1,098,678 and of $2,439,411 for the six months ended January 31, 2012 and 2011, respectively. As of January 31, 2012, the Company had a negative working capital of $6,379,749 and an accumulated deficit of $107,876,335. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

Recently Issued Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU 2012-02 provides entities an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(714,687)	$11,301,607	$1,098,678	$2,439,411
Denominator:
Weighted average number of common shares outstanding	49,823,330	47,323,880	49,823,330	47,320,728

Income (Loss) per common share:
Basic	$(0.01)	$0.24	$0.02	$0.05
Diluted	$(0.01)	$(0.01)	$0.00	$(0.02)
Potentially dilutive securities:
Warrants	45,833,328	11,818,180	45,833,328	49,784,000
Convertible notes (principal & interest)	24,916,667	23,043,833	24,916,667	23,043,833
Stock options	3,204,267	3,424,867	3,204,267	3,424,867
Total potentially dilutive securities	73,152,892	76,252,700	73,152,892	76,252,700

As the Company had incurred a net loss for the three months ending January 31, 2012 basic and diluted per common share amounts are the same, as the inclusion of all potentially dilutive securities would be anti-dilutive.

NOTE 4 - Property and Equipment

Property and equipment, at cost, consists of the following:

	January 31, 2012	July 31, 2011
Laboratory equipment	$276,202	$276,202
Office equipment	111,049	111,049
Less accumulated depreciation	(384,243)	(379,325)
Property and equipment, net	$3,008	$7,926

Depreciation was $3,624 and $4,754 for the three months ended January 31, 2012 and 2011, and $4,918 and $16,538 for the six months ended January 31, 2012 and 2011, respectively.

NOTE 5 – Accrued Expenses

Accrued expenses consisted of the following:

	January 31, 2012	July 31, 2011
Accrued clinical trial expenses	$167,102	$220,150
Accrued professional fees	204,350	331,390
Accrued compensation expenses	40,405	53,502
Other	25,000	3,359
Total accrued expenses	$436,857	$608,401

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

At closing, the, the Company accounted for the conversion feature using the fair value method, with the resultant changes in fair value recorded in the statement of operations. At January 31, 2012, the fair value of the conversion feature liability was $0.7 million. The conversion feature was valued at January 31, 2012 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	January 31, 2012	July 31, 2011
Volatility	205.54%	156,53%
Risk-free interest rate	0.10%	0.09%
Remaining contractual life (years)	0.72	1.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of $6.1 million each, based upon the Black-Scholes valuation model. The warrants were accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At January 31, 2012, the Company accounted for the warrant liabilities using the fair value method, with the resultant changes in fair value recorded in the statement of operations. At January 31, 2012, the fair value of the Series A and Series B warrant liabilities were $0.7 million and $1.1 million, respectively. The fair value of the Series A warrants was and $1.3 million at July 31, 2011. The fair value of the Series B warrant was $2.0 million at July 31, 2011. The Series A and Series B warrant liabilities were valued at January 31, 2012 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	January 31, 2012	July 31, 2011	January 31, 2012	July 31, 2011
Volatility	205.54%	156.53%	179.78%	174.80%
Risk-free interest rate	0.10%	0.09%	0.33%	0.48%
Remaining contractual life (years)	0.72	1.22	2.72	3.22

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

NOTE 8 – Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal 2011 and six months ended January 31, 2012:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14
Expired	(6,450,672)	2.88	7/17/11
Issued	2,500,000	0.50	4/7/2016
Outstanding at July 31, 2011	45,833,328	$0.15 - $2.88	10/19/12 to 4/7/16
Expired	—	—	—
Issued	—	—	—
Outstanding at January 31, 2012	45,833,328	$0.15-0.50	10/19/12 to 4/7/16
Exercisable at January 31, 2012	45,833,328	$0.15-2.88	10/19/12 to 4/7/16

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

Option Activity

The following table summarizes stock option activity for the period July 31, 2011 through January 31, 2012:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2011	4,705,333	3,854,867	$1.21	5.35	$—
Granted	—	—	—	—	—
Cancelled/Expired	570,000	(650,600)	1.37	—	—
Exercised	—	—	—	—	—
Balance January 31, 2012	5,275,333	3,204,267	1.34	4.63	—
Exercisable at January 31, 2012		2,204,267	$1.04	3.90	$—

NOTE 10 - Subsequent Events

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

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Quarterly Report Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2011 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The discussion of Critical Accounting Policies is incorporated herein by reference from Company’s Annual Report on to Form 10-K for the fiscal 2011. There have been no significant changes in the critical accounting policies since year-end.

Results of Operations

For the Three Months Ended January 31, 2012 and 2011

Research and Development Expenses

Research and development expense was $48,653 and $424,975 for the three months ended January 31, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses were $53,174 and $283,368 for the three months ended January 31, 2012 and 2011, respectively. This decrease was due to lower costs associated with being public, as the Company did not file all quarterly and the year-end annual report, as well as reduced compensation expense and other general office expenses due to our reduced operations.

Other Income and Expense

Other income (expense) was $(612,860) and $12,009,950 for the three months ended January 31, 2012 and 2011, respectively. This decrease was directly due to decreased income from the market-to-market valuation of the derivative liability.

For the Six Months Ended January 31, 2012 and 2011

Research and Development Expenses

Research and development expense was $119,224 and $644,301 for the six months ended January 31, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses were $176,110 and $693,183 for the six months ended January 31, 2012 and 2011, respectively. This decrease was due to lower costs associated with being public, as the Company did not file all quarterly and the year-end annual report, as well as reduced compensation expense and other general office expenses due to our reduced operations.

Other Income and Expense

Other income was $1,394,012 and $3,776,850 for the six months ended January 31, 2012 and 2011, respectively. This decrease was directly due to decreased income from the market-to-market valuation of the derivative liability.

Liquidity and Capital Resources

Net cash used in operating activities was $36,131 and $107,967 in the six months ended January 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $0 and $497,043 in the six months ended January 31, 2012 and 2011, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $107,876,335 at January 31, 2012.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 provides entities an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

Refer to the notes to the financial statements in our Annual Report on Form 10-K for the year ending July 31, 2011 for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of January 31, 2012 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of January 31, 2012 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

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