Form 10-Q
period 2012-10-31
Tamir Biotechnology, Inc.
filed 2013-05-07
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended October 31, 2012

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

TAMIR BIOTECHNOLOGY, INC.

OCTOBER 31, 2012

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$5,846	$24,041
Prepaid expenses	—	9,746
Other assets	11,382	11,382
Total current assets	17,228	45,169

Property and equipment, net of accumulated depreciation of $389,679 at October 31, 2012 and $387,867 at July 31, 2012	12,392	14,204
Deferred financing costs	226	20,485

TOTAL ASSETS	$29,846	$79,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$602,719	$583,610
Accrued expenses	264,991	213,079
Derivative liability	1,152,886	1,256,425
Convertible debt, less discount of $0 (related party, $1,000,000) and $267,123 (related party, $894,863) at October 31, 2012 and July 31, 2012, respectively	3,250,000	2,982,877
Accrued interest, convertible debt (related party, $146,250 and $134,229, at October 31, 2012 and July 31, 2012	487,500	447,432
Total current liabilities	5,758,096	5,483,423

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Total other liabilities	675,473	675,473

TOTAL LIABILITIES	6,433,569	6,158,896

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at October 31, 2012 and July 31, 2012	—	—
Common stock $.001 par value. Authorized 250,000,000 shares at October 31, 2012 and July 31, 2012, issued and outstanding 53,823,880 shares at October 31, 2012 and July 31, 2012 respectively	53,824	53,824
Additional paid in capital	100,923,761	100,874,628
Accumulated deficit	(107,381,308)	(107,007,490)
Total stockholders’ deficiency	(6,403,723)	(6,097,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$29,846	$79,858

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended October 31,
	2012	2011

Revenues	$—	$—

Operating expenses:
Research and development	50,253	70,571
General and administrative	99,453	122,937

Total operating expenses	149,706	193,508

Loss from operations	(149,706)	(193,508)

Other Income (Expense):
Investment income	—	1
Amortization of debt discount	(267,123)	(270,091)
Change in fair value of derivative liability	103,539	2,338,698
Interest expense - related party	(12,021)	(12,154)
Interest expense - other	(48,507)	(49,582)

Total other income (expense)	(224,112)	2,006,872

Income (Loss) before income tax expenses	(373,818)	1,813,364

Income tax expenses	—	—

Net Income (Loss)	$(373,818)	$1,813,364

Income (Loss) per Common Shares
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.00
Weighted Average Number of Shares Outstanding
Basic	53,823,880	49,823,880
Diluted	80,082,897	73,669,085

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended October 31,
	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$(373,818)	$1,813,364
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,812	2,501
Share-based compensation	19,133	21,959
Decrease in deferred rent	0	(1,548)
Amortization of debt discount	267,123	270,091
Change in fair value of derivative liability	(103,539)	(2,338,698)
Amortization of deferred financing costs	20,258	20,717
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	9,746	9,348
Increase in accounts payable	19,110	29,816
(Decrease) Increase in accrued expenses	91,980	(35,285)
Net Cash Used in Operating Activities	(48,195)	(207,735)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	30,000	—
Net Cash Provided by Financing Activities	30,000	—

Net decrease in cash and equivalents	(18,195)	(207,735)
Cash and equivalents at beginning of period	24,041	354,198
Cash and equivalents at end of period	$5,846	$146,463

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$505	$505
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012 (UNAUDITED) and JULY 31, 2012

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

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various forms life threatening diseases. As of October 31, 2012, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development of its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, to attain future profitable operations through manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net loss of $373,818 and net income of $1,813,364 for the three months ended October 31, 2012 and 2011, respectively. As of October 31, 2012, the Company had a negative working capital of $5,740,868 and an accumulated deficit of $107,381,308. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

The fair value of the stock options at the grant date was estimated using the Black-Scholes option pricing mode. The risk-free interest rate for periods approximating the expected life of the option is based on the US Treasury yield curve in effect at the time of grant. The expected stock price volatility is based on historical volatility of the Company’s stock price. For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the SEC’s SAB No. 110, “Disclosures about Fair Value of Financial Instruments” and represents the period of time that options granted are expected to be outstanding.

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

NOTE 3 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended October 31,
	2012	2011
Numerator:
Net income (loss)	$(373,818)	$1,813,364
Denominator:
Weighted average number of common
shares outstanding	53,823,880	49,823,880

Income (Loss) per common share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.00
Potentially dilutive securities:
Warrants	24,166,664	45,833,328
Convertible notes (principal & interest)	24,916,667	23,845,205
Stock options	5,403,667	3,834,267
Total potentially dilutive securities	54,486,998	73,512,800

As the Company had incurred a net loss for the three months ended October 31, 2012, basic and diluted per common share amounts are the same, as the inclusion of all potentially dilutive securities would be anti-dilutive.

NOTE 4 - Property and Equipment

Property and equipment, at cost, consists of the following:

	October 31, 2012	July 31, 2012
Laboratory equipment	$276,202	$276,202
Office equipment	125,869	125,869
Less accumulated depreciation	(389,679)	(387,867)
Property and equipment, net	$12,392	$14,204

Depreciation for three months ended October 31, 2012 and 2011 was $1,812 and $2,501, respectively.

NOTE 5 - Convertible Notes and Warrants

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase that number of shares of Common Stock initially issuable upon conversion of the Notes issued as part of the Unit, at $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, (the “Warrants”) to purchase that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received $3,250,000 in gross proceeds. On October 18, 2012, by action of a majority of the holders (the “Required Holders”) of the Tamir Biotechnology, Inc. 5% Senior Secured Convertible Promissory Notes (the “Notes”), the maturity date of the Notes was changed from October 19, 2012 to February 16, 2013 or such earlier date on which demand is made by the Required Holders.  No other changes were made to the Notes with this amendment. On December 30, 2012, the Notes were further amended to allow for optional conversion and, in connection with this, the Series B Common Stock warrants were amended to change their exercise price from $0.25/share to $0.01/share.

At October 31, 2012, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of income. At October 31, 2012, the fair value of the conversion feature liability was $0.2 million. The fair value of the conversion feature was $6.1 million at the closing for the Offering and $0.3 million at July 31, 2012. The conversion feature was valued at October 31, 2012 and July 31, 2012 using the Black-Scholes valuation model and the following assumptions:

	October 31, 2012	July 31, 2012
Volatility	241.14%	288.74%
Risk-free interest rate	0.12%	0.09%
Remaining contractual life (years)	0.30	0.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of $6.1 million each, based upon the Black-Scholes valuation model. The warrants were accounted for using mark-to-market accounting and charged to the statement of income in a manner similar to the conversion feature at each reporting date.

At October 31, 2012, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of income. At October 31, 2012, the fair value of Series B warrant liability was $0.9 million. The fair value of the Series B warrant was $6.1 million at the closing for the Offering and $2.0 million at July 31, 2012. The Series A and Series B warrant liabilities were valued at October 31, 2012 and July 31, 2012 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	October 31, 2012	July 31, 2012	October 31, 2012	July 31, 2012
Volatility	—	288.74%	251.85%	190.38%
Risk-free interest rate	—	0.09%	0.30%	0.27%
Remaining contractual life (years)	—	0.22	1.96	2.22

NOTE 6 - Stockholders' Equity

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

NOTE 7 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal 2012 and three months ended October 31, 2012:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2011	45,833,328	$0.15 - $0.50	10/19/12 to 4/7/16
Expired	—	—	—
Issued to unrelated parties	—	—	—
Outstanding at July 31, 2012	45,833,328	0.15-0.50	10/19/12 to 4/7/16
Expired	(21,666,664)	0.15	10/19/12
Issued	—	—	—
Outstanding at October 31, 2012	24,166,664	$0.25 - $0.50	10/19/14 to 4/7/16

NOTE 8 - Stock Options

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

Option Activity

The following table summarizes stock option activity for the period July 31, 2012 through October 31, 2012:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at July 31, 2012	3,065,333	5,414,267	$0.80	4.71	$20,985
Granted	—	—	—
Cancelled/Expired	—	(10,600)	0.58
Exercised	—	—	—
Balance at October 31, 2012	3,065,333	5,403,667	0.80	4.47	20,985
Exercisable at October 31, 2012		2,438,667	$0.92	3.49	$3,000

NOTE 9 - Subsequent Events

On December 14, 2012, we completed a private placement of 10 Units at $100,000 per Unit, for gross consideration of $1 million (the “Offering”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of December 11, 2012.  Each Unit consisted of (i) 13,846,945 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) 1,000 shares of Series A Convertible Preferred Stock of the Company (the “Preferred Shares”), each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) 10-year Common Stock Purchase Warrants (the “Warrants”), to purchase 12,626,184 shares of Common Stock at $0.003168 per share. Upon completion of Offering, there were issued and outstanding approximately 577,000,000 shares of Common Stock on a fully-diluted basis, of which 315,654,607 (or 70%) were issued in the Offering.  The Company’s Certificate of Incorporation only authorizes the issuance of 250,000,000 shares of Common Stock.  The Preferred Shares issued in the Offering, which are convertible into 177,185,153 shares of Common Stock, will automatically convert into shares of the Common Stock on the date the Company files an amendment to its Certificate of Incorporation increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding Preferred Shares and all other convertible securities of the Company.

Based on the fact that the Company does not have enough authorized shares, the warrants will be accounted as liability instruments and valued at the fair value and marked to market. As of December 14, 2012 the fair value of the warrants amounted to $1,261,027.

In connection with the Offering, and as a condition precedent thereto under the Purchase Agreement, the holders of a majority in principal amount (the “Requisite Holders”) of the Company’s outstanding 5% Senior Secured Convertible Promissory Notes (the “Notes”), entered into a Consent and Waiver (the “Consent”) under which (i) the Notes were amended to provide for the automatic conversion of the outstanding principal and interest of all of the Notes upon the election of the Requisite Holders, (ii) the Requisite Holders elected to convert all outstanding principal and interest under the Notes, into shares of Common Stock at a price $0.15 per share (the conversion price under the Notes), and (iii) the exercise price of the Series B Warrants held by the holders of the Notes were reduced from $0.25 per share to $0.01 per share. The fair value of the convertible note at October 31, 2012 amounted to $243,731. The fair value of the Series B Warrants amount to $909,155 at October 31, 2012. The Required Holders consented to the Company’s license of Onconase to James O. McCash (“McCash”) and/or his affiliates (such licensee being referred to herein as the “Licensee”), on terms which include (i) the issuance to the Licensee of a warrant to purchase 23,750,000 shares of the Company’s common stock at an exercise price of $.01 per share, (ii) no other payments or other consideration provided, or expenditures incurred by, the Company to the Licensee in connection with such License, and (iii) the entry by McCash and affiliated stockholders of the Company into a general release in favor of the Company.

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

On January 25, 2013, the SEC has commenced an administrative proceeding against the Company alleging the Company is delinquent in filing its periodic filings with the SEC since the Company has not filed any of its periodic reports since the quarterly report on Form 10-Q filed for the period ended January 31, 2011. The purpose of the hearing is to determine whether it is appropriate for the SEC to suspend for a period of up to 12 months or to permanently revoke the registration of the Company’s common stock pursuant to Section 12 of the Securities Exchange Act of 1934. This action was instituted concurrently with a temporary suspension of trading of the common stock ordered by the SEC from January 25, 2013 through February 7, 2013. The Company has responded to SEC motion and is attempting to become current. The Company has filed its two delinquent Form 10-Ks for the years ending July 31, 2012 and 2011 and is in the processes of filings its delinquent Form 10-Qs.

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

Results of Operations

For the Three Months Ended October 31, 2012 and 2011

Research and Development Expenses

Research and development expense was $50,253 and $70,571 for the three months ended October 31, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses were $99,453 and $122,937 for the three months ended October 31, 2012 and 2011, respectively.

Other Income and Expense

Other income (expense) was $(224,112) and $2,006,872 for the three months ended October 31, 2012 and 2011, respectively. This increase was directly due to the change of $2,235,159 from the mark-to-market valuation of the derivative liability.

Liquidity and Capital Resources

Net cash used in operating activities was $48,195 and $207,735 in the three months ended October 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $30,000 and $0 in the three months ended October 31, 2012 and 2011, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $107,381,308 at October 31, 2012.

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

Refer to the notes to the financial statements in our Annual Form 10-K for the year ending July 31, 2012 for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

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

None.

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