Form 10-Q
period 2012-04-30
Tamir Biotechnology, Inc.
filed 2013-05-10
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended April 30, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2013
Common Stock, $.001 par value	217,364,331

TAMIR BIOTECHNOLOGY, INC.

APRIL 30, 2012

(UNAUDITED)

INDEX

		Page
PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4.	CONTROLS AND PROCEDURES	13

PART II	OTHER INFORMATION	14

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS	14
	Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$32,238	$354,198
Prepaid expenses	28,501	45,106
Other assets	11,382	—
Total current assets	72,121	399,304

Property and equipment, net of accumulated depreciation of $384,243 at April 30, 2012 and $386,055 at July 31, 2011	16,016	7,926
Other assets	—	11,382
Deferred financing costs	41,202	102,901

TOTAL ASSETS	$129,339	$521,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$597,527	$530,373
Accrued expenses	293,463	608,401
Derivative liability	1,060,218	4,603,285
Convertible debt, less discount of $537,215 (related party, $813,836) at April 30, 2012	2,712,785	—
Accrued interest, convertible debt (related party, $122,075) at April 30, 2012	406,918	—
Deferred revenue	405,000	—
Deferred rent	—	6,193
Total current liabilities	5,475,911	5,748,252

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Convertible debt, less discount of $1,341,553 (related party, $572,534) at July 31. 2011	—	1,908,447
Accrued interest, convertible debt (related party, $85,880) at July 31, 2011	—	286,268
Total other liabilities	675,473	2,870,188

TOTAL LIABILITIES	6,151,384	8,618,440

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value. Authorized and unissued, 1,000,000 shares at April 30, 2012 and July 31, 2011	—	—
Common stock $.001 par value. Authorized 250,000,000 shares at April 30, 2012 and July 31, 2011, issued and outstanding 49,823,880 shares at April 30, 2012, and July 31, 2011	49,824	49,824
Additional paid in capital	100,835,763	100,828,262
Accumulated deficit	(106,907,632)	(108,975,013)
Total stockholders’ deficiency	(6,022,045)	(8,096,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$129,339	$521,513

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011

Revenues	$—	$5,200,000	$—	$5,200,000

Operating Expenses
Research and development	86,858	132,145	206,081	776,446
General and administrative	105,482	(1,107,137)	281,593	(413,999)

Total operating expenses	192,340	(974,992)	487,674	362,447

Income (Loss) from operations	(192,340)	6,174,992	(487,674)	4,837,553

Other Income (Expense)
Investment income	1	20	2	248
Amortization of debt discount	(264,155)	(261,187)	(804,338)	(801,370)
Change in fair value of derivative liability	1,485,496	3,632,223	3,543,067	8,073,384
Interest expense - related parties	(11,887)	(11,753)	(36,195)	(36,062)
Interest expense - other	(48,411)	(48,448)	(147,481)	(148,496)

Total other income	1,161,044	3,310,855	2,555,055	7,087,704

Income before income tax expense	968,704	9,485,847	2,067,381	11,925,257

Income tax expense	—	—	—	—

Net Income	$968,704	$9,485,847	$2,067,381	$11,925,257

Income (Loss) per Common Shares
Basic	$0.02	$0.20	$0.04	$0.25
Diluted	$(0.00)	$0.07	$(0.01)	$0.04
Weighted Average Number of Shares Outstanding
Basic	49,823,880	47,969,947	49,823,880	47,969,947
Diluted	74,203,332	92,140,264	74,203,332	113,896,338

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2012	April 30, 2011
Cash Flows From Operating Activities
Net Income	$2,067,381	$11,925,257
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,730	20,758
Share-based compensation	7,501	(1,150,917)
Decrease in deferred rent	(6,193)	(4,645)
Amortization of debt discount	804,338	801,370
Change in fair value of derivative liability	(3,543,067)	(8,073,384)
Amortization of deferred financing costs	61,699	61,472
Changes in assets and liabilities:
Decrease in prepaid expenses	16,605	407,012
Decrease in restricted cash	—	1,228,217
Increase in accounts payable	67,154	15,678
Decrease in accrued expenses	(194,288)	(275,573)
Increase (decrease) in deferred revenue	405,000	(5,200,000)
Net Cash Used in Operating Activities	(307,140)	(244,755)

Cash Flows From Investing Activities
Capital expenditures	(14,820)	—
Net Cash Used in Investing Activities	(14,820)	—

Cash Flows From Financing Activities
Decrease in deferred financing cost	—	(3,027)
Payment of capital lease obligation	—	(3,903)
Proceeds from issuance of common stock	—	500,000
Proceeds from exercise of stock options	—	2,600
Net Cash Provided by Financing Activities	—	495,670

Net increase (decrease) in cash and equivalents	(321,960)	250,915
Cash and equivalents at beginning of period	354,198	321,253
Cash and equivalents at end of period	$32,238	$572,168

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,326	$2,881
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012 (UNAUDITED) and JULY 31, 2011

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

NOTE 2 - Summary of Significant Accounting Policies

Going concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net income of $2,067,381 and of $11,925,257 for the nine months ended April 30, 2012 and 2011, respectively. As of April 30, 2012, the Company had a negative working capital of $5,403,790 and an accumulated deficit of $106,907,632. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

NOTE 3 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Numerator:
Net income	$968,704	$9,485,847	$2,067,381	$11,925,257
Denominator:
Weighted average number of common
shares outstanding	49,823,880	47,969,947	49,823,880	47,969,947

Income (Loss) per common share:
Basic	$0.02	$0.20	$0.04	$0.25
Diluted	$(0.00)	$0.07	$(0.01)	$0.04
Potentially dilutive securities:
Warrants	48,833,328	52,284,000	48,833,328	51,183,890
Convertible notes (principal & interest)	24,379,452	22,503,653	24,379,452	22,233,557
Stock options	3,149,267	3,424,867	3,149,267	3,595,467
Total potentially dilutive securities	73,362,047	78,212,520	76,362,047	77,012,914

NOTE 5 - Property and Equipment

Property and equipment, at cost, consists of the following:

	April 30, 2012	July 31, 2011
Laboratory equipment	$276,202	$276,202
Office equipment	125,869	111,049
Less accumulated depreciation	(386,055)	(379,325)
Property and equipment, net	$16,016	$7,926

Depreciation was $1,812 and $4,220 for the three months ended April 30, 2012 and 2011, and $6,730 and $20,758 for the nine months ended April 30, 2012 and 2011, respectively.

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following:

	April 30, 2012	July 31, 2011
Accrued clinical trial expenses	$103,241	$220,150
Accrued professional fees	82,500	331,390
Accrued compensation expenses	37,572	53,502
Other	70,150	3,359
Total accrued expenses	$293,463	$608,401

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

At April 30, 2012, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At April 30, 2012, the fair value of the conversion feature liability was $0.2 million. The fair value of the conversion feature was $6.1 million at the closing for the Offering and $1.3 million at July 31, 2011. The conversion feature was valued at April 30, 2012 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	April 30, 2012	July 31, 2011
Volatility	169.69%	156,53%
Risk-free interest rate	0.14%	0.09%
Remaining contractual life (years)	0.47	1.22

At the Closing, the Company recorded the Series A and Series B warrants as liabilities at their fair values of $6.1 million each, based upon the Black-Scholes valuation model. The warrants were accounted for using mark-to-market accounting and charged to the statement of operations in a manner similar to the conversion feature at each reporting date.

At April 30, 2012, the Company accounted for the warrant liabilities using the fair value method, with the resultant gain recognition recorded in the statement of operations. At April 30, 2012, the fair value of the Series A and Series B warrant liabilities were $0.2 million and $0.7 million, respectively. The fair value of the Series A warrants was $6.1 million at the closing for the Offering and $1.3 million at July 31, 2011. The fair value of the Series B warrant was $6.1 million at the closing for the Offering and $2.0 million at July 31, 2011. The Series A and Series B warrant liabilities were valued at April 30, 2012 and July 31, 2011 using the Black-Scholes valuation model and the following assumptions:

	Series A Warrants		Series B Warrants
	April 30, 2012	July 31, 2011	April 30, 2012	July 31, 2011
Volatility	169.69%	156.53%	171.33%	174.80%
Risk-free interest rate	0.14%	0.09%	0.30%	0.48%
Remaining contractual life (years)	0.47	1.22	2.47	3.22

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

NOTE 9 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in connection with the private placements and conversion of notes payable completed in fiscal 2011 and nine months ended April 30, 2012:

	Warrants	Exercise Price	Expiration
Outstanding at July 31, 2010	49,784,000	$0.15 - $2.88	7/17/11 to 10/19/14
Expired	(6,450,672)	2.88	7/17/11
Issued	2,500,000	0.50	4/7/2016
Outstanding at July 31, 2011	45,833,328	$0.15 - $2.88	10/19/12 to 4/7/16
Expired	—	—	—
Issued	—	—	—
Outstanding at April 30, 2012	45,833,328	$0.15-0.50	10/19/12 to 4/7/16
Exercisable at April 30, 2012	45,833,328	$0.15-2.88	10/19/12 to 4/7/16

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

Option Activity

The following table summarizes stock option activity for the period July 31, 2011 through April 30, 2012:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2011	4,705,333	3,854,867	$1.21	5.35	$—
Granted	—	—	—	—	—
Cancelled/Expired	625,000	(705,600)	0.61	—	—
Exercised	—	—	—	—	—
Balance April 30, 2012	5,330,333	3,149,267	$1.35	4.46	$—
Exercisable at April 30, 2012		2,149,267	$1.04	3.74	$—

NOTE 11 - Subsequent Events

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

On December 14, 2012, completed a private placement of 10 Units at a price of $100,000 per Unit, for aggregate gross consideration of $1 million (the “Offering”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of December 11, 2012.  Each Unit consisted of (i) 13,846,945 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) 1,000 shares of Series A Convertible Preferred Stock of the Company (the “Preferred Shares”), each such Preferred Share being initially convertible into 17,718.52 shares of Common Stock, and (iii) 10-year Common Stock Purchase Warrants (the “Warrants”), to purchase 12,626,184 shares of Common Stock at an exercise price of $0.003168 per share. Upon completion of Offering, there were issued and outstanding approximately 577,000,000 shares of Common Stock on a fully-diluted basis, of which 315,654,607 (or 70%) were issued in the Offering.  The Company’s Certificate of Incorporation only authorizes the issuance of 250,000,000 shares of Common Stock.  The Preferred Shares issued in the Offering, which are convertible into an aggregate of 177,185,153 shares of Common Stock, will automatically convert into shares of the Common Stock on the date the Company files an amendment to its Certificate of Incorporation increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding Preferred Shares and all other convertible securities of the Company.

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

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2011 and presume readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Annual Report on Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The discussion of Critical Accounting Policies is incorporated herein by reference from Company’s Annual Report on Form 10-K for the fiscal 2012. There have been no significant changes in the critical accounting policies since year-end.

Results of Operations

For the Three Months Ended April 30, 2012 and 2011

Research and Development Expenses

Research and development expense was $86,858 and $132,145 for the three months ended April 30, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses were $105,482 and $(1,107,137) for the three months ended April 30, 2012 and 2011, respectively. This increase is mainly related to the reversed compensation expense of $1,318,126 in fiscal 2011 as well as our reduced operations in fiscal 2012.

Other Income and Expense

Other income was $1,161,044 and $3,310,855 for the three months ended April 30, 2012 and 2011, respectively. This decrease was directly due to decreased income from the market-to-market valuation of the derivative liability.

For the Nine Months Ended April 30, 2012 and 2011

Research and Development Expenses

Research and development expense was $206,081 and $776,446 for the nine months ended April 30, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses were $281,593 and $(413,999) for the nine months ended April 30, 2012 and 2011, respectively. This increase is mainly related to the reversed compensation expense in fiscal 2011 as well as our reduced operations in fiscal 2012.

Other Income and Expense

Other income was $2,555,055 and $7,087,704 for the nine months ended April 30, 2012 and 2011, respectively. This decrease was directly due to decreased income from the market-to-market valuation of the derivative liability.

Liquidity and Capital Resources

Net cash used in operating activities was $307,140 and $244,755 in the nine months ended April 30, 2012, 2012 and 2011, respectively.

Net cash used in investing activities was $14,820 and $0 in the nine months ended April 30, 2012 and 2011, respectively.

Net cash provided by financing activities was $0 and $495,670 in the nine months ended April 30, 2012 and 2011, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $106,907,632 at April 30, 2012.

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

Off-Balance Sheet Arrangements

As of April 30, 2012 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of April 30, 2012 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

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

TAMIR BIOTECHNOLOGY, INC.

Date: May 9, 2013	By:	/s/ Jamie Sulley
Jamie Sulley
President
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Joanne Barsa
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