Form 10-Q
period 2013-04-30
Tamir Biotechnology, Inc.
filed 2013-06-11
CIK 708717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended April 30, 2013

Or

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

YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2013
Common Stock, $.001 par value	217,364,331

TAMIR BIOTECHNOLOGY, INC.

APRIL 30, 2013

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tamir Biotechnology, Inc.

Balance Sheets

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$461,367	$24,041
Prepaid expenses	35,691	9,746
Other assets	12,382	11,382
Total current assets	509,440	45,169

Property and equipment, net	8,336	14,204
Deferred financing costs	—	20,485

TOTAL ASSETS	$517,776	$79,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$692,100	$583,610
Accrued expenses	208,051	213,079
Derivative liability	8,979,199	1,256,425
Convertible debt, less discount of $267,123 (related party $894,863) at July 31, 2012	—	2,982,877
Accrued interest, convertible debt (related party $134,230) at July 31, 2012	—	447,432
Total current liabilities	9,879,350	5,483,423

Other liabilities:
Accounts payable, net of current portion	444,223	444,223
Accrued retirement benefits	231,250	231,250
Total other liabilities	675,473	675,473

TOTAL LIABILITIES	10,554,823	6,158,896

Commitments and Contingencies
Stockholders’ deficiency:
Series A Preferred stock, $0.001 par value, 10,000 and 0 shares authorized and outstanding at April 30, 2013 and July 31, 2012, respectively	10	—
Common stock $.001 par value. Authorized 250,000,000 shares at April 30, 2013 and July 31, 2012, issued and outstanding 217,364,331 and 53,823,880 shares at April 30, 2013 July 31, 2012, respectively	217,364	53,824

Additional paid-in capital	101,044,808	100,874,628
Accumulated deficit	(111,299,229)	(107,007,490)
Total stockholders’ deficiency	(10,037,047)	(6,079,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$517,776	$79,858

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	83,765	86,858	200,999	206,081
General and administrative	260,231	105,482	501,808	281,593

Total operating expenses	343,996	192,340	702,807	487,674

Loss from operations	(343,996)	(192,340)	(702,807)	(487,674)

Other Income (Expense)
Investment income	—	1	—	2
Gain on debt conversion	—	—	3,484,870	—
Amortization of debt discount	—	(264,155)	(267,123)	(804,338)
Change in fair value of derivative liability	(3,076,815)	1,485,496	(6,722,774)	3,543,067
Interest Expense - related parties	—	(11,887)	—	(36,195)
Interest expense - other	—	(48,411)	(83,905)	(147,481)

Total other income (expense)	(3,076,815)	1,161,044	(3,588,932)	2,555,055

Income (loss) before income tax expense	(3,420,811)	968,704	(4,291,739)	2,067,381

Income tax expense	—	—	—	—

Net Income (Loss)	$(3,420,811)	$968,704	$(4,291,739)	$2,067,381

Income (Loss) per Common Shares:
Basic	$(0.02)	$0.02	$(0.03)	$0.04
Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Weighted Average Number of Shares Outstanding:
Basic	217,364,331	49,823,880	126,430,091	49,823,880
Diluted	367,557,835	74,203,332	276,623,595	74,203,332

The accompanying notes are an integral part of these financial statements.

Tamir Biotechnology, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended April 30,
	2013	2012
Cash Flows From Operating Activities
Net Income (loss)	$(4,291,739)	$2,067,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,016	6,730
Loss on disposal of property and equipment	852	—
Share-based compensation	27,949	7,501
Decrease in deferred rent	—	(6,193)
Amortization of debt discount	267,123	804,338
Change in fair value of derivative liability	6,722,774	(3,543,067)
Gain on debt conversion	(3,484,870)	—
Amortization of deferred financing costs	20,485	61,699
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(26,945)	16,605
Increase in accounts payable	108,490	67,154
Increase (decrease) in accrued expenses	58,191	(194,288)
Increase in deferred revenue	—	405,000
Net Cash Used in Operating Activities	(592,674)	(307,140)

Cash Flows From Investing Activities
Capital expenditures	—	(14,820)
Net Cash Used in Investing Activities	—	(14,820)

Cash Flows From Financing Activities
Proceeds from sale of equity securities	1,030,000	—
Net Cash Provided by Financing Activities	1,030,000	—

Net increase (decrease) in cash and equivalents	437,326	(321,960)
Cash and equivalents at beginning of period	24,041	354,198
Cash and equivalents at end of period	$461,367	$32,238

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$200	$1,326
Cash paid for taxes	$—	$—

Non-cash Transactions
Derivative liability – convertible reclassification	$3,760,654	$—

The accompanying notes are an integral part of these financial statements.

TAMIR BIOTECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2013 (UNAUDITED) and JULY 31, 2012

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

The Company is engaged in the research, development, licensing and commercialization of drugs for the treatment of various life threatening diseases. As of April 30, 2013, the Company is pursuing various available strategic alternatives to raise additional funds. The Company plans to continue the further development and licensing of its drug product candidates, which requires capital for research, product and market development activities. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, to attain future profitable operations through manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Accordingly, the Company’s future success is uncertain.

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

NOTE 2 - Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements were prepared assuming we will continue as a going concern. The Company had net loss of $4,291,739 and net income of $2,067,381 for the nine months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, the Company had a negative working capital of $9,369,910 and an accumulated deficit of $111,299,229. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company and future events, the outcome of which is unknowable. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation in the current period. The reclassifications did not have an effect on the results of operations or the cash flow.

Cash and Equivalents

The Company maintains cash deposits with banks that at times may exceed applicable insurance limits. No losses have been experienced on such accounts.

Property and Equipment, net

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

Accounting for Warrants Issued with Convertible Debt

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses of FASB ASC Subtopic 470-20, “Debt: Debt With Conversion and Other Options”. Such value is allocated to additional paid–in capital (“APIC”) and the resulting debt discount is charged to interest expense over the terms of the notes payable. Such value is determined after first allocating a portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

Fair Value Measurements

The Company adopted FASB ASC Topic 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company enters into marketing and distribution agreements, which contain multiple deliverables. Under the provisions of ASC 605, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting. Up-front nonrefundable fee received by the Company for substantive milestones are recognized upon achievement of the milestones. Any amounts receive prior to satisfying our revenue recognition criteria are recorded as deferred in the accompanying balance sheets.

Research and Development

Research and development costs (“R&D”) are expensed as incurred. These costs include, among other things, consulting fees and costs related to the conduct of human clinical trials. The Company also allocates indirect costs, consisting primarily of operational costs for administering R&D activities to R&D expenses.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.

The fair value of the stock options at the grant date was estimated using the Black-Scholes option pricing mode. The risk-free interest rate for periods approximating the expected life of the option is based on the US Treasury yield curve in effect at the time of grant. The expected stock price volatility is based on historical volatility of the Company’s stock price. For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the ASC 815, and represents the period of time that options granted are expected to be outstanding.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Recoveries from other parties are recorded when realized.

Recently Issued Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU 2012-02 provides entities an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on these financial statements.

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on these financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(3,420,811)	$968,704	$(4,291,739)	$2,067,381
Denominator:
Weighted average number of common shares outstanding	217,364,331	49,823,880	126,430,091	49,823,880

Income (Loss) per common share:
Basic	$(0.02)	$0.02	$(0.03)	$0.04
Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Potentially dilutive securities:
Warrants	150,428,504	45,833,328	150,428,504	48,833,328
Convertible notes (principal & interest)	—	24,379,452	—	24,379,452
Stock options	5,158,667	3,149,267	5,158,667	3,149,267
Total potentially dilutive securities	155,587,171	73,362,047	155,587,171	76,362,047

NOTE 4 - Property and Equipment, net

Property and equipment, at cost, consists of the following:

	April 30, 2013	July 31, 2012
Laboratory equipment	$—	$276,202
Office equipment	14,820	125,869
Less accumulated depreciation	(6,484)	(387,867)
Property and equipment, net	$8,336	$14,204

During the quarter ended April 30, 2013 the Company moved its offices from New Jersey to California. As part of this move, laboratory and office equipment were either donated to a university or scrapped. The Company recorded a loss of $852 related to these events.

Depreciation was $1,391 and $1,812 for the three months ended April 30, 2013 and 2012, and $5,016 and $6,730 for the nine months ended April 30, 2013 and 2012, respectively.

NOTE 5 – Accrued Expenses

Accrued expenses consisted of the following:

	April 30, 2013	July 31, 2012
Clinical expenses	$36,086	$36,086
Professional fees	85,185	92,650
Compensation expenses	86,780	84,343
Total accrued expenses	$208,051	$213,079

NOTE 6 - Convertible Notes and Warrants

On October 19, 2009, the Company completed a sale of 65 units (the “Units”) in a private placement (the “Offering”) to certain investors pursuant to a securities purchase agreement. Each Unit consists of (i) $50,000 principal amount of 5% Senior Secured Convertible Promissory Notes (collectively, the “Notes”) convertible into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase that number of shares of Common Stock initially issuable upon conversion of the Notes issued as part of the Unit, at $0.15 per share with a three year term and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase that number of shares of Common Stock initially issuable upon conversion of the aggregate amount of Notes issued as part of the Unit, at $0.25 per share with a five year term. The closing of the Offering occurred on October 19, 2009 (the “Closing”) and the Company received $3,250,000 in gross proceeds. On October 18, 2012, by action of a majority of the holders (the “Required Holders”) of the Notes, the maturity date of the Notes was changed from October 19, 2012 to February 16, 2013 or such earlier date on which demand is made by the Required Holders.  No other changes were made to the Notes with this amendment.

At April 30, 2012, the Company accounted for the conversion feature using the fair value method, with the resultant gain recognition recorded in the statement of operations. At April 30, 2012, the fair value of the conversion feature liability was $0.2 million. At April 30, 2012, the fair value of the Series A and B warrant liabilities were $0.2 million and $0.7 million, respectively.

The conversion feature of the Notes and Series A warrants were valued at April 30, 2012 using the Black-Scholes valuation model and the following assumptions:

	Conversion Feature on Notes	Series A Warrants
Volatility	169.69%	169.69%
Risk-free interest rate	0.14%	0.14%
Remaining contractual life (years)	0.47	0.47

In April 2011, the Company completed the sale of 2,500,000 shares of its common stock and the issuance of warrants to purchase 2,500,000 common shares pursuant to an agreement with Unilab LP (“Unilab 2011 warrants”). The company received proceeds of $500,000. The warrants have a five-year term and a purchase price of $0.50 per share. The fair value of the warrant liability was $0.2 million. These warrants had standard anti-dilutive provisions, as such, they were originally classified as equity instruments on the date of issuance. At April 30, 2013, the fair value of the warrants were $103,498 and were accounted as a liability because the Company did not have enough authorized shares of its common stocks after the December 14, 2012 transaction noted below. The warrant liability at December 14, 2012 was $11,032 and reclassified from APIC to derivative liability. The change in fair value of $92,466, representing the difference between the liability as of April 30, 2013 and December 14, 2012 was recorded as an expense in the Statement of Operations as part of the Change in the fair value of derivative liability line item under other income and expense section.

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

The warrants were accounted as a liability because the Company did not have enough authorized shares of common stock. The Company accounted for warrant liabilities issued at December 14, 2012 (“2012 warrants”) using the fair value method, with the resultant loss recognition recorded in the statement of operations.

At April 30, 2013 the Company accounted for the warrant liabilities using the Black-Scholes valuation model, with the resultant gain (loss) recognition recorded in the statement of operations with the following assumptions and fair values:

	Series B Warrants		Unilab 2011 Warrants		2012 Warrants
	April 30, 2013	July 31, 2012	April 30, 2013	December 14, 2012	April 30, 2013	December 14, 2012
Volatility	718.68%	190.38%	525.70%	163.10%	309.25%	191.29%
Risk-free interest rate	0.16%	0.27%	0.31%	0.41%	1.62%	1.72%
Remaining contractual life (years)	1.47	2.22	2.94	3.32	9.62	10.00
Dividend rate	-%	-%	-%	-%	-%	-%
Fair value (million)	$1.3	$2.0	$0.1	$0.01	$7.6	$1.3

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

The preferred stock issued in connection with the December 14, 2012 offering have the following characteristics:

•	Preferred stock have voting rights
•	Preferred stock participate for dividends if declared for common stock
•	Liquidation preference
•	Automatically converted to common stock upon increase in authorized shares
•	Not redeemable

NOTE 8 - Common Stock Warrants

The following table summarizes the activity of common stock warrants issued in fiscal 2012 and the nine months ended April 30, 2013:

	Warrants	Weighted Exercise Price	Expiration
Outstanding at July 31, 2011	45,833,328	$0.169	10/19/12 to 4/7/16
Expired	—	—	—
Issued	—	—	—
Outstanding at July 31, 2012	45,833,328	$0.169	10/19/12 to 4/7/16
Expired	(21,666,664)	$0.15	10/19/12
Issued	126,261,840	$0.003168	12/14/22
Outstanding at April 30, 2013	150,428,504	$0.012	10/19/14 to 12/14/22

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

The fair value of the stock options at the grant date was estimated using the Black-Scholes valuation model and the following assumptions: For post July 31, 2005 grants, the expected term until exercise is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s (“SEC”) SAB No. 110, “Disclosures about Fair Value of Financial Instruments” and represents the period of time that options granted are expected to be outstanding.

Option Activity

The following table summarizes stock option activity for the period July 31, 2012 through April 30, 2013:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance July 31, 2012	3,065,333	5,414,267	$0.80	4.71	$20,985
Granted	—	—	—
Cancelled/Expired	135,000	(255,600)	$2.53
Exercised	—	—	—
Balance April 30, 2013	3,200,333	5,158,667	$0.72	4.15	$43,635
Exercisable at April 30, 2013		4,158,667	$0.41	3.94	—

NOTE 10 – Related Party Transactions

Beginning March 2013, we subleased office space at $3,500 per month, on a month-to-month basis, from Tensys Medical Inc. Ms. Jamie Sulley, our President and Chief Executive Officer, is currently the Chief Operating Officer and Ms. Joanne Barsa, our Chief Financial Officer, is currently the Chief Financial Officer of Tensys Medical, Inc.

During the quarter ended April 30, 2013, the Company engaged Barsa & Company to provide certain accounting services for $326. Joanne Barsa is also the owner of Barsa & Company.

NOTE 11 - Subsequent Events

On May 22, 2013, an Administrative Law Judge issued an Initial Decision revoking the registration of the common stock of the Company under Section 12(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Company had previously been delinquent in filing periodic reports with the Securities and Exchange Commission (the “Commission”).  The Initial Decision will become final upon entry by the Commission of an order of finality, which is expected to occur approximately 21 days following the issuance of the Initial Order.  Upon entry of the order of finality by the Commission, broker-dealers will be prohibited from executing trades in the Company’s common stock, and as a result, public trading of the Company’s common stock will cease.

As previously reported, the Company is a party to a Memorandum of Understanding (“MOU”), with US Pharmacia International, Inc. (together with Unilab and its affiliates, “USPI”), under which USPI is to be granted exclusive marketing, sales, and distribution rights for ONCONASE® for the treatment of Human Papillioma Virus (HPV) in Europe in consideration of $1 million (the “License Fee”) to be paid by USPI to the Company as milestones are achieved. In June 2013 the Company received an additional $100,000 milestone payment, bringing the total payments made to the Company under the MOU to $600,000.

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

On February 4, 2011, we decided to suspend the Phase II trial of ONCONASE® in combination with carboplatinum regimens in patients suffering from non-small cell lung cancer who have reached maximum progression after receiving two cycles of Alimta plus Carboplatin. Given our limited resources and based upon previously reported positive in vitro results, we shifted our focus to the completion of in vivo studies for Cytomegalovirus (“CMV”) and human papillomavirus (“HPV”). The purity of ranpirnase was examined using a panel of analytical tests to characterize the condition of the material. In an assay for RNase activity, the test material demonstrated a linear assay response.  Taken together, the purity and activity profiles exhibited by the drug substance appear to be acceptable to permit the use of the material for further studies aimed at characterizing the therapeutic antiviral potential of ranpirnase.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The discussion of Critical Accounting Policies is incorporated herein by reference from Company’s Annual Report on Form 10-K for fiscal 2012. There have been no significant changes in the critical accounting policies since year-end.

Results of Operations

For the Three Months Ended April 30, 2013 and 2012

Research and Development Expenses

Research and development expense was $83,765 and $86,858 for the three months ended April 30, 2013 and 2012, respectively.

General and Administrative Expenses

General and administrative expenses were $260,231 and $105,482 for the three months ended April 30, 2013 and 2012, respectively. This increase is mainly related to increased legal and consulting fees caused from the company’s delinquent fillings and the increased business activities beginning January 2013.

Other Income (Expense)

Other income (expense) was $(3,076,815) and $1,161,044 for the three months ended April 30, 2013 and 2012, respectively. The change was directly due to decreased income from the mark-to-market valuation of the derivative liability.

For the Nine Months Ended April 30, 2013 and 2012

Research and Development Expenses

Research and development expense was $200,999 and $206,081 for the nine months ended April 30, 2013 and 2012, respectively.

General and Administrative Expenses

General and administrative expenses were $501,808 and $281,593 for the nine months ended April 30, 2013 and 2012, respectively. This increase is mainly related to increased legal and consulting fees caused from the company’s delinquent fillings and the increased business activities beginning January 2013.

Other Income (Expense)

Other income (expense) was $(3,588,932) and $2,555,055 for the nine months ended April 30, 2013 and 2012, respectively. This change was directly due to decreased income from the mark-to-market valuation of the derivative liability. For the nine months ended April 30, 2013, the company realized a profit from debt conversion of $3,484,870.

Liquidity and Capital Resources

Net cash used in operating activities was $592,674 and $307,140 in the nine months ended April 30, 2013 and 2012, respectively.

Net cash used in investing activities was $0 and $14,820 in the nine months ended April 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $1,030,000 and $0 in the nine months ended April 30, 2013 and 2012, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $111,299,229 at April 30, 2013.

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

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  This guidance is effective for reporting periods beginning after December 15, 2012.

Refer to the notes to the financial statements in our Annual Report on Form 10-K for the year ending July 31, 2012 for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted.

Off-Balance Sheet Arrangements

As of April 30, 2013 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 30, 2013 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the limited size of our staff and budget.

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

On May 22, 2013, an Administrative Law Judge issued an Initial Decision revoking the registration of the common stock of the Company under Section 12(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Company had previously been delinquent in filing periodic reports with the Securities and Exchange Commission (the “Commission”).  The Initial Decision will become final upon entry by the Commission of an order of finality, which is expected to occur approximately 21 days following the issuance of the Initial Order.  Upon entry of the order of finality by the Commission, broker-dealers will be prohibited from executing trades in the Company’s common stock, and as a result, public trading of the Company’s common stock will cease.

The Company is currently considering its options and may seek to re-register its common stock under Section 12 of the Exchange Act after the Initial Decision becomes final by filing a Form 10 with the Commission.  However, there is no assurance that the Company will resume being a publicly traded company under the Exchange Act.  Accordingly, once the Initial Order becomes final, and until such time, if ever, as the Company effects such re-registration, the disclosure requirements under the Exchange Act, including the filing of periodic reports and proxy statements, will not be applicable to the Company.

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

TAMIR BIOTECHNOLOGY, INC.

Date: June 10, 2013	By:	/s/ Jamie Sulley
Jamie Sulley
President
(Principal Executive Officer)

Date: June 10, 2013	By:	/s/ Joanne Barsa
Joanne Barsa
Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer)